Form 10-Q
period 2021-09-30
Kyndryl Holdings, Inc.
filed 2021-11-22
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

OR

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

001-40853

(Commission file number)

Kyndryl Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1185492
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

One Vanderbilt Avenue, 15th Floor	10017
New York, New York
(Address of principal executive offices)	(Zip Code)

212-896-2098

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KD	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at November 11, 2021 was 224,136,041.

Part I - Financial Information

Item 1. Combined Financial Statements:

KYNDRYL HOLDINGS, INC.

Combined Income Statement

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Revenues *	$4,579	$4,856	$14,102	$14,425

Cost of services **	$4,182	$4,332	$12,727	$12,876
Selling, general and administrative expenses	854	654	2,421	2,123
Workforce rebalancing charges (benefit)	(1)	(1)	40	355
Research, development and engineering expenses	14	17	42	56
Interest expense	17	16	46	47
Other (income) and expense	(17)	8	16	17
Total costs and expenses	$5,047	$5,026	$15,292	$15,474

Income (loss) before income taxes	$(469)	$(170)	$(1,191)	$(1,050)
Provision for income taxes	$223	$68	$389	$243
Net income (loss)	$(692)	$(238)	$(1,579)	$(1,293)

* Related party revenue for the three and nine months: $144 and $445 in 2021, $161 and $483 in 2020

** Related party cost for the three and nine months: $966 and $2,878 in 2021, $987 and $2,823 in 2020

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

Combined Statement of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net income (loss)	$(692)	$(238)	$(1,579)	$(1,293)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(125)	121	(203)	(1)
Total unrealized gains (losses) on cash flow hedges	3	—	3	—
Retirement-related benefit plans:
Amortization of net (gains) losses	12	9	32	27
Total retirement-related benefit plans	12	9	32	27
Other comprehensive income (loss), before tax	(110)	131	(168)	26
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3)	(2)	(10)	(8)
Other comprehensive income (loss), net of tax	(114)	128	(178)	18
Total comprehensive income (loss)	$(806)	$(110)	$(1,756)	$(1,275)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

Combined Balance Sheet

(Unaudited)

	At September 30,	At December 31,
(Dollars in millions)	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$735	$24
Restricted cash	16	14
Accounts receivable (net of allowances of $58 in 2021 and $91 in 2020)	1,746	1,444
Deferred costs	1,142	1,205
Prepaid expenses and other current assets	217	157
Total current assets	$3,856	$2,843

Property and equipment, net	3,480	3,991
Operating right-of-use assets, net	1,166	1,131
Deferred costs	1,354	1,441
Deferred taxes	845	424
Goodwill	1,201	1,230
Intangible assets, net	47	60
Pension assets	35	1
Other assets	78	85
Total assets	$12,063	$11,205

Liabilities:
Current liabilities:
VAT payable	$62	$—
Short-term debt	112	69
Accounts payable	798	919
Accrued compensation and benefits	471	350
Deferred income	875	854
Operating lease liabilities	328	333
Accrued contract costs	570	512
Other accrued expenses and liabilities	493	874
Total current liabilities	$3,709	$3,910

Long-term debt	280	140
Retirement and nonpension postretirement benefit obligations	995	550
Deferred income	520	543
Operating lease liabilities	823	850
Other liabilities	255	282
Total liabilities	$6,581	$6,274
Commitments and contingencies
Equity:
Net Parent investment	7,045	5,972
Accumulated other comprehensive income (loss)	(1,615)	(1,100)
Total net Parent investment	5,430	4,873
Noncontrolling interests	51	58
Total equity	$5,481	$4,931
Total liabilities and equity	$12,063	$11,205

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

Combined Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,579)	$(1,293)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	1,005	1,080
Depreciation of right-of-use assets	237	292
Amortization of deferred costs	1,427	1,496
Amortization of intangibles	26	23
Stock-based compensation	53	47
Deferred taxes	(327)	(1)
Net (gain) loss on asset sales and other	(31)	—
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,363)	(1,442)
Right-of-use assets and liabilities (excluding depreciation)	(309)	(269)
Workforce rebalancing liabilities	(319)	107
Accounts receivable	(356)	254
Accounts payable	(90)	(39)
Taxes (including items settled with Parent)	780	245
Other assets and other liabilities	121	(177)
Net cash provided by (used in) operating activities	$(725)	$323

Cash flows from investing activities:
Payments for property and equipment	$(600)	$(750)
Proceeds from disposition of property and equipment	188	73
Other investing activities, net	(13)	(1)
Net cash used in investing activities	$(425)	$(678)

Cash flows from financing activities:
Proceeds from new debt	$140	$—
Payments to settle debt	(59)	(44)
Net transfers from Parent	1,794	394
Net cash provided by financing activities	$1,876	$350

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(12)	$(3)
Net change in cash, cash equivalents and restricted cash	$713	$(7)

Cash, cash equivalents and restricted cash at January 1	$38	$50
Cash, cash equivalents and restricted cash at September 30	$751	$43

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

Combined Statement of Equity

(Unaudited)

		Accumulated
	Net	Other	Total
	Parent	Comprehensive	Net Parent	Non-Controlling	Total
(Dollars in millions)	Investment	Income (Loss)	Investment	Interests	Equity
Equity - July 1, 2021	$5,985	$(1,163)	$4,822	$53	$4,875
Net income (loss)	(692)		(692)		(692)
Other comprehensive income (loss)		(114)	(114)		(114)
Net transfers from Parent	1,752	(338)	1,414		1,414
Changes in non-controlling interests				(2)	(2)
Equity - September 30, 2021	$7,045	$(1,615)	$5,430	$51	$5,481

		Accumulated
	Net	Other	Total
	Parent	Comprehensive	Net Parent	Non-Controlling	Total
(Dollars in millions)	Investment	Income (Loss)	Investment	Interests	Equity
Equity - July 1, 2020	$6,699	$(1,330)	$5,369	$54	$5,423
Net income (loss)	(238)		(238)		(238)
Other comprehensive income (loss)		128	128		128
Net transfers from Parent	145		145		145
Changes in non-controlling interests				2	2
Equity - September 30, 2020	$6,605	$(1,202)	$5,403	$56	$5,459

		Accumulated
	Net	Other	Total
	Parent	Comprehensive	Net Parent	Non-Controlling	Total
(Dollars in millions)	Investment	Income (Loss)	Investment	Interests	Equity
Equity - January 1, 2021	$5,972	$(1,100)	$4,873	$58	$4,931
Net income (loss)	(1,579)		(1,579)		(1,579)
Other comprehensive income (loss)		(178)	(178)		(178)
Net transfers from Parent	2,652	(338)	2,314		2,314
Changes in non-controlling interests				(7)	(7)
Equity - September 30, 2021	$7,045	$(1,615)	$5,430	$51	$5,481

		Accumulated
	Net	Other	Total
	Parent	Comprehensive	Net Parent	Non-Controlling	Total
(Dollars in millions)	Investment	Income (Loss)	Investment	Interests	Equity
Equity - January 1, 2020	$7,112	$(1,220)	$5,892	$56	$5,948
Net income (loss)	(1,293)		(1,293)		(1,293)
Other comprehensive income (loss)		18	18		18
Net transfers from Parent	786		786		786
Changes in non-controlling interests				—	—
Equity - September 30, 2020	$6,605	$(1,202)	$5,403	$56	$5,459

The accompanying notes are an integral part of the financial statements.

Notes to Combined Financial Statements

1.	Background and Basis of Presentation:

Kyndryl’s Spin-off

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading technology services company and the largest infrastructure services provider in the world, serving as a partner to more than 4,000 customers in over 100 countries. Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM” or “Parent”).

In October 2021, the Board of Directors of IBM approved the spin-off (the “Separation” or the “Spin-off”) of the managed infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders (the “Distribution”). In conjunction with the Distribution, Kyndryl underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Kyndryl Businesses. On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. The Parent retained 19.9% of the shares of the Company’s common stock. The Parent’s stockholders of record received one share of the Company’s common stock for every five shares of the Parent’s common stock.

These combined financial statements should be read in conjunction with the Company’s 2020 combined financial statements included in Kyndryl’s amended Registration Statement on Form 10 (“Form 10”) filed on October 12, 2021 with the U.S. Securities and Exchange Commission (“SEC”).

Description of Business

Our purpose is to design, build and manage secure and responsive private, public and multicloud environments to accelerate our customers’ digital transformations. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems.

We provide engineering talent, operating paradigms and insights derived from our data around IT patterns. This enables us to deliver advisory, implementation and managed services at scale across technology infrastructures that allow our customers to de-risk and realize the full value of their digital transformations. We do this while embracing new technologies and solutions and continually expanding our skills and capabilities, as we help advance the vital systems that power progress for our customers. We deliver transformation and secure cloud services capabilities, insights and depth of expertise to modernize and manage IT environments based on our customers’ unique patterns of transformation at scale. We offer services across domains such as cloud services, core enterprise and zCloud services, applications, data and artificial intelligence services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud and on-premise environments as “one” for our customers, enabling them to scale seamlessly. To deliver these services, we rely on our global team of skilled practitioners, consisting of approximately 90,000 professionals.

Basis of Presentation

The accompanying unaudited combined financial statements and footnotes of Kyndryl have been prepared in connection with the Separation and have been derived from the consolidated financial statements and accounting records of IBM as if Kyndryl operated on a standalone basis during the periods presented, and were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, these statements include all adjustments, including normal recurring adjustments, necessary to present a fair statement of the Company’s results of operations, financial position and cash flows. References in these combined financial statements to “the Company” or “Kyndryl” refer to IBM’s managed infrastructure services business as it was historically managed.

Notes to Combined Financial Statements (continued)

The combined financial statements reflect allocations of certain IBM corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, gross profit, asset or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by Kyndryl during the periods presented. The combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as an independent company during the periods presented. Further, interim results are not necessarily indicative of financial results for a full year. These unaudited combined financial statements should be read in conjunction with the audited combined financial statements and the corresponding notes in our Form 10.

The Combined Balance Sheet of the Company includes IBM’s assets and liabilities that are specifically identifiable or otherwise attributable to the Company, including subsidiaries and/or joint ventures conducting managed infrastructure services business in which IBM has a controlling financial interest or is the primary beneficiary.

Transfers of cash, both to and from IBM’s centralized cash management system, are reflected as a component of Net Parent investment in the Combined Balance Sheet and as financing activities in the accompanying Combined Statement of Cash Flows. In addition, the Company also invests a portion of its excess cash in short-term interest-bearing accounts with IBM, which can be withdrawn upon demand. For additional information, see note 13, “Related Party Transactions,” to the combined financial statements. Outside of the excess cash arrangement, cash and cash equivalents held by IBM at the corporate level were not attributable to the Company for any of the periods presented due to IBM’s centralized approach to cash management and financing of its operations. Only cash amounts specifically held by Kyndryl are reflected in the Combined Balance Sheet. IBM’s debt was not attributed to the Company for any of the periods presented because IBM’s borrowings are not the legal obligation of Kyndryl. Third-party debt obligations included in the combined financial statements are those for which the legal obligor is a legal entity of Kyndryl. Interest expense in the Combined Income Statement reflects the allocation of interest on borrowing and funding related activity associated with the portion of IBM’s borrowings where the proceeds benefited the Company.

Net Parent investment in the Combined Balance Sheet represents the accumulation of the Company's net income (loss) over time and net non-trade intercompany transactions between Kyndryl and IBM (for example, investments from IBM or distributions to IBM). Changes in these non-trade intercompany balances are reflected as Net transfers from Parent in the financing activities section of the Combined Statement of Cash Flows.

On September 1, 2021, legal entities of Kyndryl and its subsidiaries were established in the territories where we operate. IBM transferred ownership of certain specifically identifiable assets and liabilities that are exclusively related to the operations of Kyndryl from the Parent to those legal entities on the same date. Balances of transferred assets and assumed liabilities are reflected in the respective line items and the component of Net Parent investment in the Combined Balance Sheet. Consequently, for certain financial statement line items, including cash and cash equivalents, deferred tax assets and retirement and nonpension postretirement benefit obligations presented in the Combined Balance Sheet at September 30, 2021, the values of these accounts increased compared to the Combined Balance Sheet at December 31, 2020, with more assets and liabilities being specifically identifiable. In addition, the cash flow impacts from the establishment of these new legal entities and other current income tax liabilities were assumed to be settled with Parent through the Net parent investment account and have been presented in the Combined Statement of Cash Flows within “Taxes (including items settled with Parent)”.

Prior to the Separation, Kyndryl’s operations are included in the consolidated U.S. federal, certain state and local and foreign income tax returns filed by IBM, where applicable. The income tax provision included in these combined financial statements has been calculated using the separate return basis, as if Kyndryl had filed separate tax returns. Post separation, Kyndryl’s operating footprint, as well as tax return elections and assertions, are expected to be different, and therefore Kyndryl’s hypothetical income taxes, as presented in the combined financial statements, are not expected to be indicative of the Company’s future income taxes. Current income tax liabilities, including amounts for

Notes to Combined Financial Statements (continued)

unrecognized tax benefits related to Kyndryl’s activities included in the Parent’s income tax returns, were assumed to be immediately settled with Parent through the Net Parent investment account in the Combined Balance Sheet.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets on a hypothetical separate-return basis. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies/actions. However, amounts presented on the hypothetical separate-return basis, including valuation allowances, are expected to differ from the deferred tax assets reported within our post-spin financial statements, based upon the impacts of the Separation and application of local law, among other factors. We believe it is reasonably possible that the Company’s valuation allowance position will change in the next twelve months.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation.

Principles of Combination

The combined financial statements include the Company’s net assets and results of operations as described above. All significant intracompany transactions between Kyndryl’s businesses have been eliminated. All significant intercompany transactions between Kyndryl and IBM have been included in the combined financial statements. Intercompany transactions between Kyndryl and IBM are considered to be effectively settled in the combined financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected as Net transfers from Parent in the financing activities section in the Combined Statement of Cash Flows and in the Combined Balance Sheet within Net Parent investment.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts that are reported in the combined financial statements and accompanying disclosures. Estimates are used in determining the allocation of costs and expenses from IBM, and are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of other long-lived assets, loss contingencies, allowance for credit losses, deferred transition costs and other matters. These estimates are based on management’s knowledge of current events, historical experience and actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances, including the macroeconomic impacts of the COVID-19 pandemic (beginning in 2020). Actual results may be different from these estimates.

2.	Accounting Changes:

New Standards to be Implemented

In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance (“Revenue Contracts with Customers Acquired in a Business Combination”) which requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination as if it had originated the contracts, in accordance with ASC 606, Revenue from Contracts with Customers. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue impairment at the date of acquisition. The amendment is effective January 1, 2023, and early adoption is permitted. The Company is evaluating the impact of the guidance and adoption date.

Standards Implemented

In December 2019, the FASB issued guidance (“Simplifying the Accounting for Income Taxes”) intended to simplify various aspects of income tax accounting by removing certain exceptions to the general principle of the

Notes to Combined Financial Statements (continued)

guidance and also clarified and amended existing guidance to improve consistency in application. The guidance was effective January 1, 2021, and early adoption was permitted. The Company adopted the guidance on a prospective basis as of the effective date. The guidance did not have a material impact in the combined financial results.

3.	Revenue Recognition:

Disaggregation of Revenue

The Company views its segment results to be the best view of disaggregated revenue, including related party sales. Refer to note 4, “Segments.”

Remaining Performance Obligations

The remaining performance obligation (“RPO”) represents the aggregate amount of contractual deliverables yet to be recognized as revenue at the end of the reporting period. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts in which the customer is not committed. The customer is not considered committed when it is able to terminate for convenience without payment of a substantive penalty. The RPO also includes estimates of variable consideration. Additionally, as a practical expedient, the Company does not include contracts that have an original duration of one year or less. RPO estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustment for revenue that has not materialized and adjustments for currency.

At September 30, 2021, the aggregate amount of the transaction price allocated to RPO related to customer contracts that are unsatisfied or partially unsatisfied was $51.1 billion. Approximately 53 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 36 percent in subsequent years three through five years, and the balance thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

During the three and nine months ended September 30, 2021 the Company reduced revenue by $12 million and $15 million, respectively, related to performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

(Dollars in millions)	At September 30, 2021	At December 31, 2020
Accounts receivable (net of allowances of $58 in 2021 and $91 in 2020)	$1,746	$1,444
Contract assets *	80	72
Deferred income (current)	875	854
Deferred income (noncurrent)	520	543
*	Included within prepaid expenses and other current assets in the Combined Balance Sheet.

The amount of revenue recognized during the three and nine months ended September 30, 2021 that was included within the deferred income balance at June 30, 2021 and December 31, 2020 was $478 million and $726 million, respectively.

Notes to Combined Financial Statements (continued)

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine Months Ended	Year Ended
(Dollars in millions)	September 30, 2021	December 31, 2020
Beginning balance	$91	$82
Additions (releases)	(27)	25
Write-offs	(5)	(7)
Other *	(1)	(9)
Ending balance	$58	$91
*	Primarily represents translation adjustments and reclassifications.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Deferred Costs

Costs to acquire and fulfill customer contracts are deferred and amortized over the contract period or expected customer relationship life. The expected customer relationship period is determined based on the average customer relationship period, including expected renewals, for each offering type and ranges from three to six years. For contracts with an estimated amortization period of less than one year, we elected the practical expedient to expense incremental costs immediately.

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at September 30, 2021 and December 31, 2020:

	At September 30,	At December 31,
(Dollars in millions)	2021	2020
Capitalized costs to obtain a contract	$285	$269
Deferred costs to fulfill a contract
Deferred transition and setup costs	1,195	1,369
Other deferred fulfillment costs *	1,016	1,006
Total deferred costs **	$2,496	$2,646
*	Includes related party cost of $78 million at September 30, 2021 and $94 million at December 31, 2020.
**

Of the total deferred costs, $1,142 million was current (related party $66 million) and $1,354 million was noncurrent (related party $12 million) at September 30, 2021, and $1,205 million was current (related party $76 million) and $1,441 million was noncurrent (related party $18 million) at December 31, 2020.

The amount of total deferred costs amortized during the third quarter of 2021 was $447 million, composed of $215 million of amortization of prepaid software, $97 million of amortization of transition and setup costs, and $135 million of other deferred fulfillment costs. The amount of total deferred costs amortized during the first nine months of 2021 was $1,427 million, composed of $685 million of amortization of prepaid software, $291 million of amortization of transition and setup costs, and $451 million of other deferred fulfillment costs.

4.	Segments:

Our reportable segments correspond to how we have historically organized and managed the business and are aligned to key geographic markets in which Kyndryl operates. Segment results do not include any impacts associated with intercompany transactions between the segments. Our reportable segments are:

Americas: This segment comprises Kyndryl’s operations in North and Latin America, and includes countries such as, but not limited to, the United States, Canada, Brazil, Mexico, Peru, Argentina, Colombia, and Chile.

Notes to Combined Financial Statements (continued)

Europe, the Middle East and Africa (“EMEA”): This segment comprises Kyndryl’s operations in Europe, the Middle East and Africa and includes countries such as, but not limited to, France, Spain, Germany, Italy, the United Kingdom, Turkey, Israel, Saudi Arabia, South Africa, Egypt and Nigeria.

Japan: This segment comprises Kyndryl’s operations in Japan.

Asia Pacific: This segment comprises Kyndryl’s operations in Asia and Oceania, excluding Japan, and includes countries such as, but not limited to, Australia, India, Singapore, Korea, China, Thailand, the Philippines and New Zealand.

As a result of the Separation, in the fourth quarter of 2021 we will evaluate whether to recast our geographic segments to reflect management’s updated view of the business.

From time to time, our geographic markets work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating geographic markets. The economic environment and its effects on the industries served by our geographic markets affect revenues and operating expenses within our geographic markets to differing degrees. Local currency fluctuations also tend to affect our geographic markets differently, depending on the geographic concentrations and locations of their businesses.

The following tables reflect the results of the Company’s segments consistent with the management measurement system that has been utilized within the Company. Performance measurement is based on pretax income. These results have been used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments.

(Dollars in millions)
For the three months ended September 30,	Americas	EMEA	Japan	Asia Pacific	Total
2021
External revenue	$1,641	$1,717	$719	$358	$4,434
Related party revenue	97	23	10	14	144
Total revenue	$1,737	$1,741	$729	$372	$4,579
Pretax income (loss)	$(89)	$(381)	$23	$(23)	$(469)

2020
External revenue	$1,745	$1,807	$752	$392	$4,696
Related party revenue	96	29	17	18	161
Total revenue	$1,841	$1,837	$769	$410	$4,856
Pretax income (loss)	$(13)	$(280)	$56	$66	$(170)

(Dollars in millions)
For the nine months ended September 30,	Americas	EMEA	Japan	Asia Pacific	Total
2021
External revenue	$5,056	$5,293	$2,194	$1,114	$13,657
Related party revenue	278	78	42	47	445
Total revenue	$5,334	$5,370	$2,236	$1,161	$14,102
Pretax income (loss)	$(211)	$(1,126)	$78	$68	$(1,191)

2020
External revenue	$5,269	$5,301	$2,204	$1,168	$13,941
Related party revenue	284	92	53	54	483
Total revenue	$5,553	$5,394	$2,257	$1,222	$14,425
Pretax income (loss)	$(230)	$(1,101)	$131	$149	$(1,050)

Notes to Combined Financial Statements (continued)

5.	Financial Assets and Liabilities:

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies certain assets and liabilities based on the following fair value hierarchy:

●	Level 1–Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;
●	Level 2–Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3–Unobservable inputs for the asset or liability.

Items valued using internally generated models are classified according to the lowest level input or value driver that is significant to the valuation. The determination of fair value considers various factors including interest rate yield curves and time value underlying the financial instruments. For derivatives and debt securities, the Company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

In determining the fair value of financial instruments, the Company considers certain market valuation adjustments to the “base valuations” calculated using the methodologies described below for several parameters that market participants would consider in determining fair value:

●	Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.
●	Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s own credit risk as observed in the credit default swap market.

The Company did not hold any equity and debt investments for the periods presented.

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are also subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for non-financial assets depend on the type of asset. There were no impairments of non-financial assets for the three and nine months ended September 30, 2021 and 2020, respectively.

Financial Assets and Liabilities Measured at Fair Value

The gross balances of derivative assets contained within prepaid expenses and other current assets in the Combined Balance Sheet at September 30, 2021 were $4 million. These financial instruments are categorized as Level 2 in the fair value hierarchy. There were no outstanding derivatives in the Combined Balance Sheet at December 31, 2020.

Financial Assets and Liabilities Not Measured at Fair Value

Accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable,

Notes to Combined Financial Statements (continued)

other accrued expenses and short-term debt (excluding the current portion of long-term debt and including short-term finance lease liabilities) are financial liabilities with carrying values that approximate fair value. If measured at fair value in the financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy, except for short-term debt, which would be classified as Level 2.

Derivative Financial Instruments

Prior to the third quarter of 2021, Kyndryl did not independently execute derivative financial instruments to manage its foreign currency risk and instead participated in a centralized foreign currency hedging program administered by IBM. The hedging activity allocated to Kyndryl is for the management of the Company’s forecasted foreign currency expenses. In the third quarter of 2021, we began to execute trades to hedge the Company’s foreign exchange exposures, and this activity is recorded in the Company’s combined financial statements.

Foreign Exchange Risk

Anticipated Cost Transactions

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage foreign currency risk that is deemed to be associated with the Company’s operations and has been allocated to the Company’s Combined Income Statement, up to and including the third quarter of 2021, based on its pro rata share of the underlying items hedged, where applicable, with the remainder allocated on a pro rata basis of revenue. Changes in fair value of derivatives designated as a cash flow hedge are recorded, net of applicable taxes, in other comprehensive income and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Combined Statement of Cash Flows.

At September 30, 2021, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $227 million. The Company had no forward contracts outstanding under this program at December 31, 2020. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At September 30, 2021, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

The Company may also enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Combined Balance Sheet, the Company does not offset derivative assets against liabilities with counterparties in master netting arrangements by counterparty, and there were no derivative instruments activity impacted by master netting agreements at September 30, 2021 and December 31, 2020.

At September 30, 2021, in connection with cash flow hedges of foreign currency cost transactions, the Company recorded net deferred gains of $3 million (before taxes) in AOCI. At December 31, 2020, there were no foreign exchange exposures that were recorded in the Company’s combined financial statements. The Company estimates that $3 million (before taxes) of deferred net gains on derivatives in AOCI at September 30, 2021 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Combined Financial Statements (continued)

Subsidiary Cash and Foreign Currency Asset/Liability Management

The Company uses global treasury centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. Changes in fair value of derivatives not designated as hedges are reported in earnings in other (income) and expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Combined Statement of Cash flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Combined Income Statement. At September 30, 2021 the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $120 million, and there were no outstanding derivatives instruments at December 31, 2020.

The Effect of Derivative Instruments in the Combined Income Statement

The total amounts of income and expense line items presented in the Combined Income Statement in which the effects of cash flow hedges and derivatives not designated as hedging instruments are recorded, and the total effect of hedge activity on these income and expense line items are as follows:

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the three months ended September 30:	2021	2020	2021	2020
Cost of services	$4,182	$4,332	$2	$3
Selling, general and administrative expenses	854	654	—	(2)
Other (income) and expense	(17)	8	5	1

	Gain (Loss) Recognized in Combined Income Statement
	Combined	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged
For the three months ended September 30:	Line Item	2021	2020	2021	2020
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	$1	$—	NA	NA
Total		$1	$—	$—	$—

	Gain (Loss) Recognized in Combined Income Statement and Other Comprehensive Income
(Dollars in millions)			Combined	Reclassified		Amounts Excluded from
For the three months	Recognized in OCI		Income Statement	from AOCI		Effectiveness Testing (1)
ended September 30:	2021	2020	Line Item	2021	2020	2021	2020
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$3	$—	Cost of services	$2	$3	$—	$—
			Selling, general and administrative expenses	—	(2)	—	—
			Other (income) and expense	4	1	—	—
Total	$3	$—		$6	$3	$—	$—
(1)	The Company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

NA - not applicable

Notes to Combined Financial Statements (continued)

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the nine months ended September 30:	2021	2020	2021	2020
Cost of services	$12,727	$12,876	$11	$5
Selling, general and administrative expenses	2,421	2,123	(6)	2
Other (income) and expense	16	17	(3)	10

	Gain (Loss) Recognized in Combined Income Statement
	Combined	Recognized on		Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives		Being Hedged
For the nine months ended September 30:	Line Item	2021	2020	2021	2020
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	$1	$—	NA	NA
Total		$1	$—	$—	$—

	Gain (Loss) Recognized in Combined Income Statement and Other Comprehensive Income
(Dollars in millions)			Combined	Reclassified		Amounts Excluded from
For the nine months	Recognized in OCI		Income Statement	from AOCI		Effectiveness Testing (1)
ended September 30:	2021	2020	Line Item	2021	2020	2021	2020
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$3	$—	Cost of services	$11	$5	$—	$—
			Selling, general and administrative expenses	(6)	2	—	—
			Other (income) and expense	(4)	10	—	—
Total	$3	$—		$1	$17	$—	$—
(1)	The Company’s policy is to recognize all fair value changes in amounts excluded from effectiveness testing in net income each period.

NA - not applicable

For the three and nine months ended September 30, 2021 and 2020, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur; nor are there any anticipated in the normal course of business.

Notes to Combined Financial Statements (continued)

6.	Intangible Assets Including Goodwill:

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At September 30, 2021
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$17	$(10)	$7
Client relationships	130	(91)	39
Completed technology	20	(19)	—
Patents and trademarks	2	(2)	—
Total	$169	$(122)	$47

	At December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$7	$(4)	$3
Client relationships	130	(77)	53
Completed technology	20	(17)	3
Patents and trademarks	2	(2)	—
Total	$159	$(99)	$60

The net carrying amount of intangible assets decreased $13 million during the first nine months of 2021, primarily due to intangible asset amortization, partially offset by additions of capitalized software. The aggregate intangible asset amortization expense was $9 million and $26 million for the third quarter and first nine months of 2021, respectively. In the first nine months of 2021, the Company retired $3 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The future amortization expense relating to intangible assets currently recorded in the Combined Balance Sheet was estimated to be the following at September 30, 2021:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
Remainder of 2021	$4	$5	$9
2022	3	18	21
2023	—	10	11
2024	—	6	6
2025	—	—	—
Thereafter	—	—	—

Notes to Combined Financial Statements (continued)

Goodwill

Goodwill attributed to the Company represents the historical goodwill balances in the Parent’s managed infrastructure services business arising from acquisitions specific to the Company. The changes in the goodwill balances by segment for the nine months ended September 30, 2021 and for the year ended December 31, 2020 were as follows:

		Foreign		Foreign
		Currency		Currency
		Translation		Translation
(Dollars in millions)	Balance at	and Other	Balance at	and Other	Balance at
Segment	January 1, 2020	Adjustments*	December 31, 2020	Adjustments*	September 30, 2021
Americas	$416	$24	$440	$(8)	$431
EMEA	272	16	288	4	292
Japan	401	23	424	(9)	415
Asia Pacific	74	4	78	(16)	62
Total	$1,162	$67	$1,230	$(29)	$1,201
*	Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded during the first nine months of 2021 or full-year 2020 and the Company has no accumulated impairment losses. We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. As discussed in note 4, “Segments”, we will evaluate whether to recast our geographic segments to reflect management’s updated view of the business. Segment changes are considered triggering events for quantitative assessment for impairment, so if the Company determines that a change in its segment definitions is warranted, it will perform quantitative tests for all affected reporting units. The Company intends to complete its annual goodwill impairment analysis for all reporting units during the fourth quarter of 2021.

7.	Borrowings:

Short-Term Debt

	At September 30,	At December 31,
(Dollars in millions)	2021	2020
Current maturities of long-term debt	$112	$69

Long-Term Debt

	Weighted-Average		At September 30,	At December 31,
(Dollars in millions)	Interest Rate*	Maturities	2021	2020
U.S. dollar debt:
Long-term debt	3.0%	2021-2026	$136	$—
Finance lease obligations	1.2%	2021-2026	257	209
			$392	$209
Less: current maturities			112	69
Total			$280	$140

* As of September 30, 2021.

In the second quarter of 2021, IBM entered into a $140 million loan agreement with a bank to finance a purchase of software licenses on behalf of Kyndryl. The amortizing loan is secured by collateral and contains covenants, primarily for compliance with the scheduled payments in the loan agreement. Failure to comply with the loan covenants

Notes to Combined Financial Statements (continued)

could constitute an event of default and result in the immediate repayment of the principal and interest on the loan. The Company is in compliance with all of the loan covenants and is expected to maintain a credit rating at or above the level outlined in the loan agreement. The loan has been transferred to Kyndryl and is included in the Company’s financial statements. The carrying amount of the loan approximates fair value. If measured at fair value in the financial statements, the loan would be classified as Level 2 in the fair value hierarchy.

Contractual obligations of long-term debt outstanding at September 30, 2021, were as follows:

(Dollars in millions)
At September 30, 2021:	Total
Remainder of 2021	$29
2022	110
2023	96
2024	74
2025	59
Thereafter	24
Total	$392

Interest on Debt

Interest expense for the nine months ended September 30, 2021 and 2020 was $46 million and $47 million, respectively. Interest capitalized for the periods presented was immaterial. Most of the interest in the Combined Income Statement reflects the allocation of interest expense associated with debt issued by IBM for which a portion of the proceeds benefited Kyndryl. Such Parent debt has not been attributed to the Company for any periods presented because Parent’s borrowings are not the legal obligation of the Company. Refer to note 13, “Related Party Transactions,” for more information on the allocation of Parent’s corporate expenses.

8.	Commitments:

The Company has applied the guidance requiring a guarantor to disclose certain types of guarantees, even if the likelihood of requiring the guarantor’s performance is remote. The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Combined Balance Sheet at September 30, 2021 and December 31, 2020 were not material.

9.	Contingencies:

As a company with approximately 90,000 employees and with clients around the world, Kyndryl is subject to, or could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. Given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients could become subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of Kyndryl’s scope and scale, the Company is subject to, or could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to contracts, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, or may be, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.

Notes to Combined Financial Statements (continued)

The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with the relevant accounting guidance, the Company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. In addition, the Company may also disclose matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry, and investor, customer and employee relations considerations.

The Company reviews claims, suits, investigations and proceedings at least quarterly, and decisions are made with respect to recording or adjusting provisions and disclosing reasonably possible losses or range of losses (individually or in the aggregate) to reflect the impact and status of settlement discussions, discovery, procedural and substantive rulings, reviews by counsel and other information pertinent to a particular matter.

Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the combined financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the Company will continue to defend itself vigorously, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

The following is a summary of a significant legal matter relating to the Company.

In July 2017, BMC Software, Inc. (“BMC”) sued IBM in the U.S. Court for the Southern District of Texas in a dispute involving IBM’s managed infrastructure services business. BMC alleges IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract and trade secret misappropriation. IBM defeated BMC’s motion for injunctive relief, completed the client’s transformation project and counterclaimed for breach of contract. In September 2021, the trial court overruled in part and granted in part the magistrate judge’s recommendations on summary judgment, dismissing IBM’s counterclaims and permitting some of BMC’s claims for damages to proceed. The case remains pending.

10.	Income Taxes:

For purposes of our combined financial statements, income taxes have been calculated as if we file income tax returns for the Company on a standalone basis. The Company’s operations historically have been included in the income tax returns of IBM. The Company believes the assumptions supporting its allocation and presentation of income taxes on a separate return basis are reasonable. However, the Company’s tax results, as presented in the combined financial statements, may not be reflective of the results that the Company expects to generate in the future.

For the third quarter of 2021, the Company’s effective tax rate was (47.8%) compared to (39.7%) in the third quarter of 2020. The negative effective tax rate in 2021 and 2020 reflects a tax expense on a pretax loss. The third quarter of 2021 rate was lower than the Company's statutory tax rate primarily due to changes in valuation allowance, losses in certain jurisdictions that cannot be benefited from, and tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s Separation. The increase in deferred taxes in the third quarter primarily reflects the transfer of operations from Parent in contemplation of our Spin-off. The third quarter of 2020 rate was lower than the Company's statutory tax rate primarily due to changes in valuation allowance and losses in certain jurisdictions that cannot be benefited from.

For the first nine months of 2021, the Company's effective tax rate was (32.6%) compared to (23.2%) in the first nine months of 2020. The negative effective tax rate in 2021 and 2020 reflects a tax expense on a pretax loss. The year-to-date 2021 rate was lower than the Company's statutory tax rate primarily due to changes in valuation allowance, losses in certain jurisdictions that cannot be benefited from, and tax charges related to the transfer of Kyndryl’s

Notes to Combined Financial Statements (continued)

operations from Parent in contemplation of the Company’s Separation. The 2020 rate was lower than the Company’s combined statutory tax rate primarily due to changes in valuation allowance and losses in certain jurisdictions that cannot be benefited from.

11.	Equity Activity:

Reclassifications and Taxes Related to Items of Other Comprehensive Income (Loss)

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the three months ended September 30, 2021:	Amount	Benefit	Amount
Other comprehensive income (loss):
Foreign currency translation adjustments	$(125)	$—	$(125)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$3	$—	$3
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Amortization of net (gains) losses	$12	$(3)	$8
Total retirement-related benefit plans	$12	$(3)	$8
Other comprehensive income (loss)	$(110)	$(3)	$(114)
*	These AOCI components are included in the computation of net periodic pension cost. Refer to note 12, “Retirement-Related Benefits,” for additional information.

Reclassifications and Taxes Related to Items of Other Comprehensive Income (Loss)

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the three months ended September 30, 2020:	Amount	Benefit	Amount
Other comprehensive income (loss):
Foreign currency translation adjustments	$121	$—	$121
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$—	$1	$1
Amortization of net (gains) losses	9	(3)	6
Total retirement-related benefit plans	$9	$(2)	$7
Other comprehensive income (loss)	$131	$(2)	$128
*	These AOCI components are included in the computation of net periodic pension cost. Refer to note 12, “Retirement-Related Benefits,” for additional information.

Reclassifications and Taxes Related to Items of Other Comprehensive Income (Loss)

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the nine months ended September 30, 2021:	Amount	Benefit	Amount
Other comprehensive income (loss):
Foreign currency translation adjustments	$(203)	$—	$(203)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$3	$—	$3
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Amortization of net (gains) losses	$32	$(10)	$22
Total retirement-related benefit plans	$32	$(10)	$22
Other comprehensive income (loss)	$(168)	$(10)	$(178)
*	These AOCI components are included in the computation of net periodic pension cost. Refer to note 12, “Retirement-Related Benefits,” for additional information.

Notes to Combined Financial Statements (continued)

Reclassifications and Taxes Related to Items of Other Comprehensive Income (Loss)

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the nine months ended September 30, 2020:	Amount	Benefit	Amount
Other comprehensive income (loss):
Foreign currency translation adjustments	$(1)	$—	$(1)
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$—	$—	$1
Amortization of net (gains) losses	27	(9)	18
Total retirement-related benefit plans	$27	$(8)	$19
Other comprehensive income (loss)	$26	$(8)	$18
*	These AOCI components are included in the computation of net periodic pension cost. Refer to note 12, “Retirement-Related Benefits,” for additional information.

Accumulated Other Comprehensive Income (Loss) (net of tax)

			Net Change
	Net Unrealized	Foreign	Retirement-	Accumulated
	Gain (Losses)	Currency	Related	Other
	on Cash	Translation	Benefit	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Plans	Income (Loss)
January 1, 2021	$—	$(882)	$(218)	$(1,100)
Net transfers from Parent	—	—	(338)	(338)
Other comprehensive income (loss)**	3	(203)	22	(178)
September 30, 2021	$3	$(1,084)	$(534)	$(1,615)
*	Foreign currency translation adjustments are presented gross.
**	No amounts were reclassified from accumulated other comprehensive income.

			Net Change
	Net Unrealized	Foreign	Retirement-	Accumulated
	Gain (Losses)	Currency	Related	Other
	on Cash	Translation	Benefit	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Plans	Income (Loss)
January 1, 2020	$—	$(1,007)	$(214)	$(1,220)
Other comprehensive income (loss)**	—	(1)	19	18
September 30, 2020	$—	$(1,007)	$(195)	$(1,202)
*	Foreign currency translation adjustments are presented gross.
**	No amounts were reclassified from accumulated other comprehensive income.

Notes to Combined Financial Statements (continued)

12.	Retirement-Related Benefits:

The following tables present the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Combined Income Statement, excluding defined contribution plans.

	Defined Benefit		Nonpension Postretirement
(Dollars in millions)	Pension Plans		Benefit Plans
For the three months ended September 30:	2021	2020	2021	2020
Service cost	$20	$26	$1	$1
Interest cost *	2	2	—	—
Expected return on plan assets *	(7)	(6)	—	—
Recognized actuarial losses (gains) *	12	9	—	—
Multi-employer plans/other costs **	1	4	—	—
Net periodic benefit cost	$27	$35	$1	$1

	Defined Benefit		Nonpension Postretirement
(Dollars in millions)	Pension Plans		Benefit Plans
For the nine months ended September 30:	2021	2020	2021	2020
Service cost	$65	$79	$2	$2
Interest cost *	5	7	1	1
Expected return on plan assets *	(18)	(18)	(1)	(1)
Recognized actuarial losses (gains) *	32	27	—	—
Multi-employer plans/other costs **	6	10	—	—
Net periodic benefit cost	$90	$105	$2	$2

*These components of net periodic benefit cost are included in other (income) and expense in the Combined Income Statement.

**

Multi-employer plan costs represent required contributions for the period to multi-employer plans, which are plans sponsored by third parties. The Company recognizes expense in connection with these plans as contributions are funded.

During the nine months ended September 30, 2021 and 2020, the Company contributed $7 million and $3 million, respectively, to the non-U.S. defined benefit pension plans and nonpension postretirement benefit plans. The Company expects additional contributions paid to these plans in the remainder of the current fiscal year to be $2 million.

The Company’s defined contribution plan expense for the three months ended September 30, 2021 and 2020 was $39 million and $49 million, respectively and for the nine months ended September 30, 2021 and 2020 was $129 million and $144 million, respectively.

In connection with establishment of certain Kyndryl legal entities, the Company was required to assume pension assets and liabilities, along with the associated deferred costs, in accumulated other comprehensive income (loss). As a result, the noncurrent liability for retirement and nonpension postretirement benefit obligations increased from $516 million at June 30, 2021 to $995 million at September 30, 2021. In addition, the impact to accumulated other comprehensive income (loss) was a loss of $338 million, net of tax benefit of $128 million.

13.	Related Party Transactions:

Related Party Revenue and Purchases

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Combined Income Statement. Revenues for these services were $144 million and $161 million for the three months ended September 30, 2021 and 2020, respectively, and $445 million and $483 million for the nine months ended September 30, 2021 and 2020, respectively. The costs related to these services are reported in cost of services in Kyndryl’s Combined Income Statement and were

Notes to Combined Financial Statements (continued)

$114 million and $127 million for the three months ended September 30, 2021 and 2020, respectively, and $351 million and $382 million for the nine months ended September 30, 2021 and 2020, respectively.

IBM historically provided its branded and related hardware, software and services to Kyndryl for use in the delivery of services arrangements with Kyndryl customers. The cost of the hardware and software was reflected at a price indicative of what the Company would have incurred had it operated on a standalone basis. These costs and their associated depreciation and amortization were recorded as cost of services in the Company’s Combined Income Statement in the amounts of $845 million and $852 million, for the three months ended September 30, 2021 and 2020, respectively, and $2,504 million and $2,415 million, for the nine months ended September 30, 2021 and 2020, respectively. The capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Combined Statement of Cash Flows in the amounts of $250 million and $381 million, for the first nine months of 2021 and 2020, respectively.

Acquired Intangible Assets

Within the historical periods presented, the Company has been charged a fee for the use of certain acquired intangible assets by IBM for acquisitions which were not specific to Kyndryl. The amounts reflected within cost of services on the Combined Income Statement for these fees were $8 million for the third quarter of both 2021 and 2020, and $23 million for the first nine months of both 2021 and 2020. The amounts for these fees reflected within Selling, general and administrative expense within the Combined Income Statement were $12 million for the third quarter of both 2021 and 2020, and $37 million for the first nine months of both 2021 and 2020.

Allocation of Corporate Expenses

The Combined Income Statement, Combined Statement of Comprehensive Income (Loss) and Combined Statement of Cash Flows include an allocation of general corporate expenses from IBM. The financial information in these combined financial statements does not necessarily include all of the expenses that would have been incurred by Kyndryl had it been a separate, standalone company. It is not practicable to estimate actual costs that would have been incurred had Kyndryl been a standalone company during the periods presented. Allocations for management costs and corporate support services provided to Kyndryl for the three months ended September 30, 2021 and 2020 totaled $310 million and $284 million, respectively, and $977 million and $915 million for the nine months ended September 30, 2021 and 2020, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl in the period in which the costs were recorded and are included in the Net Parent investment. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, asset ownership or other measures determined to be reasonable.

The following table presents the components of the allocation of general corporate expenses from IBM to Kyndryl.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in millions)	2021	2020	2021	2020
Selling, general and administrative expense	$292	$266	$922	$860
Research, development and engineering expense	(1)	—	(1)	3
Other (income) and expense	2	2	10	5
Interest expense	17	16	46	47
Total expense and other (income)	$310	$284	$977	$915

Notes to Combined Financial Statements (continued)

Cash Management and Financing

The Company participates in IBM’s centralized cash management and financing programs. Disbursements are made through centralized accounts payable systems, which are operated by IBM. Cash receipts are transferred to centralized accounts, which are also maintained by IBM. As cash is received and disbursed by IBM, it is accounted for by Kyndryl through Net Parent investment. During the nine months ended September 30, 2021, short- and long-term debt was financed by IBM, and financing decisions were determined by IBM. Refer to note 1, “Background and Basis of Presentation,” for additional information. Kyndryl’s cash that was not included in the centralized cash management and financing programs is classified as Cash and cash equivalents on the Combined Balance Sheet.

Net Parent Investment

Related party transactions between Kyndryl and IBM have been included within Net Parent investment in the Combined Balance Sheet in the historical periods presented as these related party transactions were not settled in cash. Net Parent investment in the Combined Balance Sheet and Combined Statement of Changes in Equity represents IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings. Net transfers from IBM are included within Net Parent investment. The components of Net transfers from IBM and the reconciliation to the corresponding amount presented on the Combined Statement of Cash Flows were as follows:

	For the Nine Months Ended September 30,
(Dollars in millions)	2021	2020
Cash pooling and general financing activities/other	$(1,515)	(2,853)
Allocation of Parent’s corporate expenses/other	1,139	1,204
Related party sales and purchases	2,252	2,130
Related party intangible assets fee	60	60
Income taxes	716	245
Total Net transfers from Parent per Combined Statement of Equity	$2,652	786
Income taxes	(716)	(245)
Allocation of Parent’s stock-based compensation	(53)	(47)
Other	(89)	(100)
Total Net transfers from Parent per Combined Statement of Cash Flows	$1,794	394

Assignment of Receivables

A portion of Kyndryl’s receivables with extended payment terms have historically been assigned to IBM’s Global Financing business. These receivables were not recognized on the Company’s Combined Balance Sheet. The gross amounts of Kyndryl receivables assigned to IBM Global Financing were $487 million and $750 million for the third quarter of 2021 and 2020, respectively, and $1,781 million and $2,301 million for the first nine months of 2021 and 2020, respectively. The fees and the net gains and losses associated with the assignment of receivables were not material for any of the periods presented. In October 2021, in preparation for the Separation, the Company entered into a Receivables Purchase Agreement with an unaffiliated bank with similar volumes to the amounts historically financed by IBM.

Lease Guarantees

Kyndryl identified 72 lease agreements with third parties with an estimated aggregate lease liability guaranteed by IBM of $267 million.

Notes to Combined Financial Statements (continued)

14.	Subsequent Events:

On October 14, 2021, Kyndryl’s Form 10 was declared effective by the SEC. On November 2, 2021, in connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. On November 3, 2021, the Separation was completed through IBM’s distribution of 80.1% of outstanding shares of Kyndryl common stock to holders of IBM common stock as of the close of business on the record date of October 25, 2021. As a result of the distribution, IBM stockholders of record received one share of Kyndryl’s common stock for every five shares of IBM common stock. After this distribution, IBM continued to own 19.9% of the shares of Kyndryl common stock. On November 4, 2021, Kyndryl began trading as an independent, publicly traded company under the stock symbol “KD” on the New York Stock Exchange.

In October 2021, in preparation for the Separation, Kyndryl completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes (the “Notes”) as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041. In addition, Kyndryl entered into a $500 million three-year variable rate term loan (the “Term Loan”). Approximately $963 million of the net proceeds of the Notes and the Term Loan was transferred to IBM in conjunction with the Separation. In October 2021, Kyndryl also entered into a $3.2 billion five-year multi-currency revolving credit facility (the “Credit Facility”) for its future liquidity needs. The Credit Facility became available to the Company upon completion of the Separation. The Notes and the Term Loan were initially guaranteed by IBM. Following the completion of the Separation, the guarantee was released, and the Notes and the Term Loan are no longer obligations of IBM.

In October 2021, the Company entered into a factoring arrangement with an unaffiliated financial institution specifically designed to factor trade receivables with certain customers that have extended terms. Under this factoring arrangement, from time to time, we sell these certain customers’ trade receivables at a discount on a non-recourse basis. Pursuant to this arrangement, we may sell at any one time, on a revolving basis, up to $1.1 billion of our trade receivables. These transactions are accounted for as sales, and cash proceeds are included in cash provided by operating activities in the Combined Statement of Cash Flows.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

Overview

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
(Dollars in millions)	2021	2020	Change		2021	2020	Change
Revenue	$4,579	$4,856	(5.7)%		$14,102	$14,425	(2.2)%
Cost of services (1)	4,182	4,332	(3.5)		12,727	12,876	(1.2)
Gross profit (1)	$397	$524	(24.2)%		$1,375	$1,549	(11.2)%
Gross profit margin (1)	8.7%	10.8%	(2.1)	pts.	9.7%	10.7%	(1.0)	pts.
Total expense and other (income) (2)	$866	$694	24.7%		$2,565	$2,598	(1.2)%
Loss before income taxes (3)	$(469)	$(170)	NM		$(1,191)	$(1,050)	NM
Provision for income taxes	223	68	230.4%		389	243	59.8%
Net loss (3)	$(692)	$(238)	NM		$(1,579)	$(1,293)	NM
Net loss margin	(15.1)%	(4.9)%	(10.2)	pts.	(11.2)%	(9.0)%	(2.2)	pts.
(1)	Includes impact from $108 million and $168 million of pretax spin-off-related charges for the three and nine months ended September 30, 2021, respectively.
(2)	Includes $165 million and $337 million of pretax spin-off-related charges for the three and nine months ended September 30, 2021, respectively.
(3)	Includes $273 million and $505 million of pretax spin-off-related charges for the three and nine months ended September 30, 2021, respectively.

NM – not meaningful

	At September 30,	At December 31,
(Dollars in millions)	2021	2020
Assets	$12,063	$11,205
Liabilities	$6,581	$6,274
Equity	$5,481	$4,931

Organization of Information

Kyndryl was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the managed infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, IBM distributed shares representing 80.1% of Kyndryl’s outstanding common stock to holders of record of IBM’s common stock as of the close of business on October 25, 2021 in a spin-off that is tax-free for U.S. federal tax purposes. Following the distribution, Kyndryl became an independent, publicly-traded company and is the world’s leading managed infrastructure services provider.

Kyndryl utilized allocations and carve-out methodologies to prepare historic combined financial statements. The combined financial statements herein may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate, standalone company during the periods presented. For additional information, see “Basis of Presentation” in note 1, “Background and Basis of Presentation” to the accompanying unaudited Combined Financial Statements.

Financial Performance Summary

Macro Dynamics

With the unprecedented COVID-19 pandemic and macroeconomic uncertainty beginning in March 2020, many clients experienced declines in their business volumes, and client priorities shifted to maintaining operational stability, flexibility and preservation of cash. While there was continued demand for offerings that support their digital

Management Discussion (continued)

transformation, clients moved to shorter-duration engagements and prioritized operational expenditures over capital expenditures. These dynamics began impacting our performance in 2020.

We expect the rate and pace of recovery from the pandemic to differ by geography and industry. The underlying fundamentals of our business continue to remain sound as we continue to manage through this macroeconomic uncertainty, since large organizations’ need for assistance in designing, building, managing and modernizing technology systems is enduring.

2021 Financial Performance

Three months ended September 30:

In the third quarter of 2021, we reported $4.6 billion in revenue, a decrease of 5.7 percent. This trend was consistent across all segments as some existing clients paused on new project activity in advance of our Spin-off. Americas revenue declined 5.6 percent, EMEA declined 5.2 percent, Japan declined 5.2 percent, and Asia Pacific declined 9.3 percent. Gross profit margin of 8.7 percent decreased 2.1 points versus the prior-year period, including $108 million of spin-off-related charges. Excluding these charges, gross profit margin increased 0.2 points year-over-year, reflecting the benefits from the workforce rebalancing actions taken in 2020. Total expense and other income of $866 million increased 24.7 percent, primarily due to spin-off-related charges of $165 million recorded in the third quarter of 2021. Net loss of $692 million increased $454 million versus the prior-year period.

Nine months ended September 30:

In the first nine months of 2021, we reported $14.1 billion in revenue, a decline of 2.2 percent when compared to the prior-year period. Americas revenue declined 3.9 percent compared to the first nine months of 2020, EMEA declined 0.4 percent, Japan declined 0.9 percent, and Asia Pacific declined 4.9 percent. Gross profit margin of 9.7 percent declined by 1 point versus the prior-year period, including $168 million of spin-off-related charges. Excluding these charges, gross profit margin increased 0.2 points year-over-year, reflecting the benefits from the workforce rebalancing actions taken in 2020. Total expense and other income of $2.6 billion decreased 1.2 percent year-over-year primarily driven by lower workforce rebalancing charges, offset by spin-off-related charges recorded in the first nine months of 2021. Net loss of $1.6 billion increased by $287 million versus the prior-year period.

Net cash used in operating activities in the first nine months of 2021 of $725 million includes $319 million of cash outflows driven by current-year payments for our workforce rebalancing actions initiated in the fourth quarter of 2020. Total assets of $12.1 billion increased by $858 million from December 31, 2020 primarily driven by an increase in cash and cash equivalents and restricted cash of $713 million, an increase in deferred taxes of $421 million and an increase in accounts receivable of $302 million, partially offset by a decrease in property and equipment of $510 million. Total liabilities of $6.6 billion increased by $307 million from year-end 2020 primarily as a result of an increase in retirement and nonpension postretirement benefit obligations of $445 million, long-term debt of $141 million from a bank loan agreement to finance a purchase of software licenses, and an increase in accrued compensation and benefits of $121 million, partially offset by a decrease in workforce rebalancing liabilities of $387 million. Total equity of $5.5 billion increased $550 million from year-end 2020, mainly driven by total Net Parent investment of $557 million.

Management Discussion (continued)

Third Quarter and First Nine Months in Review

Segment Results

The following tables represent changes in reportable segments’ revenue and gross margin results in the third quarter and first nine months of 2021 versus the same periods of 2020. Segment revenue, revenue growth at constant currency and pretax income (losses) exclude any transactions between the segments.

Revenue growth at constant currency is a non-GAAP measure that eliminates the effects of exchange rate fluctuations when translating from foreign currencies to the United States dollar. It is calculated by using the average exchange rate that existed for the same period of the prior year. Constant currency measures are provided so that revenue can be viewed without the effect of fluctuations in foreign currency exchange rates, which is consistent with how management evaluates our revenue results and trends. These disclosures are provided in addition to, and not as a substitute for, the percentage change in revenue on a GAAP basis for the three and nine months ended September 30, 2021 compared to the corresponding periods in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Americas
Revenue as reported	$1,737	$1,841	(5.6)%
Revenue growth at constant currency			(6.6)%
Gross profit	250	290	(13.5)%
Gross profit margin	14.4%	15.2%	(0.8)	pts.
EMEA
Revenue as reported	$1,741	$1,837	(5.2)%
Revenue growth at constant currency			(6.7)%
Gross profit	(23)	12	NM
Gross profit margin	(1.3)%	0.9%	(2.2)	pts.
Japan
Revenue as reported	$729	$769	(5.2)%
Revenue growth at constant currency			(1.6)%
Gross profit	133	154	(13.5)%
Gross profit margin	18.3%	20.3%	(2.0)	pts.
Asia Pacific
Revenue as reported	$372	$410	(9.3)%
Revenue growth at constant currency			(11.1)%
Gross profit	37	68	(46.1)%
Gross profit margin	9.9%	16.2%	(6.3)	pts.
Total
Revenue as reported	$4,579	$4,856	(5.7)%
Revenue growth at constant currency			(6.2)%
Gross profit	397	524	(24.2)%
Gross profit margin	8.7%	10.8%	(2.1)	pts.

NM – not meaningful

Management Discussion (continued)

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Americas
Revenue as reported	$5,334	$5,553	(3.9)%
Revenue growth at constant currency			(5.3)%
Gross profit	823	847	(2.8)%
Gross profit margin	15.4%	15.2%	0.2	pts.
EMEA
Revenue as reported	$5,370	$5,394	(0.4)%
Revenue growth at constant currency			(6.6)%
Gross profit	(77)	46	NM
Gross profit margin	(1.4)%	0.9%	(2.3)	pts.
Japan
Revenue as reported	$2,236	$2,257	(0.9)%
Revenue growth at constant currency			0.0%
Gross profit	455	458	(0.6)%
Gross profit margin	20.3%	20.3%	0.1	pts.
Asia Pacific
Revenue as reported	$1,161	$1,222	(4.9)%
Revenue growth at constant currency			(10.5)%
Gross profit	174	198	(12.1)%
Gross profit margin	15.0%	16.2%	(1.2)	pts.
Total
Revenue as reported	$14,102	$14,425	(2.2)%
Revenue growth at constant currency			(5.4)%
Gross profit	1,375	1,548	(11.2)%
Gross profit margin	9.7%	10.7%	(1.0)	pts.

NM – not meaningful

Americas

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Revenue	$1,737	$1,841	(5.6)%
Gross profit	250	290	(13.5)%
Gross profit margin	14.4%	15.2%	(0.8)	pts.
Pretax income (loss)	$(89)	$(13)	NM
Pretax margin	(5.1)%	(0.7)%	(4.4)	pts.

NM – not meaningful

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Revenue	$5,334	$5,553	(3.9)%
Gross profit	823	847	(2.8)%
Gross profit margin	15.4%	15.2%	0.2	pts.
Pretax income (loss)	$(211)	$(230)	NM
Pretax margin	(4.0)%	(4.1)%	0.2	pts.

NM – not meaningful

Management Discussion (continued)

In the third quarter of 2021, Americas revenue of $1.7 billion declined by 5.6 percent when compared to the prior-year period. For the first nine months of 2021, Americas revenue of $5.3 billion decreased 3.9 percent as compared to the prior-year period. Gross profit margin percent declined 0.8 points in the third quarter and improved 0.2 points in the first nine months of 2021, respectively, as compared to the prior-year period. Pretax loss of $89 million in the third quarter of 2021 and $211 million in the first nine months of 2021 increased $76 million and decreased $19 million, respectively, when compared to the prior-year periods. Pretax margin of (5.1) percent and (4.0) percent decreased by 4.4 points and increased 0.2 points in the three and nine months ended September 30, 2021, respectively, when compared to the prior-year periods.

Europe, the Middle East, and Africa (EMEA)

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Revenue	$1,741	$1,837	(5.2)%
Gross profit	(23)	12	NM
Gross profit margin	(1.3)%	0.9%	(2.2)	pts.
Pretax income (loss)	$(381)	$(280)	NM
Pretax margin	(21.9)%	(15.2)%	(6.6)	pts.

NM – not meaningful

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Revenue	$5,370	$5,394	(0.4)%
Gross profit	(77)	46	NM
Gross profit margin	(1.4)%	0.9%	(2.3)	pts.
Pretax income (loss)	$(1,126)	$(1,101)	NM
Pretax margin	(21.0)%	(20.4)%	(0.6)	pts.

NM – not meaningful

In the third quarter of 2021, EMEA revenue of $1.7 billion decreased 5.2 percent when compared to the prior-year period. For the first nine months of 2021, EMEA revenue of $5.4 billion decreased 0.4 percent as compared to the prior-year period. Gross profit margin percent declined by 2.2 points and 2.3 points to (1.3) percent and (1.4) percent, in the third quarter and first nine months of 2021, respectively, as compared to the prior-year periods. Overall, gross profit margins within the EMEA segment are typically lower than those in other reportable segments due to a higher labor resource cost profile. Pretax loss of $381 million in the third quarter of 2021 and $1.1 billion in the first nine months of 2021 increased $101 million and $25 million, respectively, compared to the prior-year periods. Pretax margin of (21.9) percent and (21.0) percent declined by 6.6 points in the three months ended September 30, 2021 and 0.6 points in the first nine months of 2021, when compared to the prior-year periods.

Management Discussion (continued)

Japan

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Revenue	$729	$769	(5.2)%
Gross profit	133	154	(13.4)%
Gross profit margin	18.3%	20.3%	(2.0)	pts.
Pretax income (loss)	$23	$56	(58.9)%
Pretax margin	3.1%	7.3%	(4.1)	pts.

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Revenue	$2,236	$2,257	(0.9)%
Gross profit	455	458	(0.6)%
Gross profit margin	20.3%	20.3%	0.1	pts.
Pretax income (loss)	$78	$131	(40.4)%
Pretax margin	3.5%	5.8%	(2.3)	pts.

In the third quarter of 2021, Japan revenue of $729 million decreased 5.2 percent when compared to the prior-year period. For the first nine months of 2021, Japan revenue of $2.2 billion decreased 0.9 percent when compared to the prior-year period. Gross profit margin percent decreased 2.0 points and increased 0.1 points, in the third quarter and first nine months of 2021, respectively, as compared to the prior-year periods. Pretax income of $23 million in the third quarter of 2021 and $78 million in the first nine months of 2021 decreased $33 million and $53 million, respectively, when compared to the prior-year periods. Pretax margin declined by 4.1 points and 2.3 points in the three and nine months ended September 30, 2021, respectively, when compared to the prior-year periods.

Asia Pacific

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Revenue	$372	$410	(9.3)%
Gross profit	37	68	(46.1)%
Gross profit margin	9.9%	16.2%	(6.3)	pts.
Pretax income (loss)	$(23)	$66	NM
Pretax margin	(6.1)%	16.2%	(22.3)	pts.

NM – not meaningful

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Revenue	$1,161	$1,222	(4.9)%
Gross profit	174	198	(12.1)%
Gross profit margin	15.0%	16.2%	(1.2)	pts.
Pretax income (loss)	$68	$149	(54.5)%
Pretax margin	5.8%	12.2%	(6.4)	pts.

In the third quarter and first nine months of 2021, Asia Pacific revenue of $372 million and $1.2 billion, decreased 9.3 percent and 4.9 percent, respectively, when compared to the prior-year periods. Gross profit margin percent declined by 6.3 points in the third quarter of 2021 as compared to the prior-year period and decreased by 1.2 points in first nine months of 2021 as compared to the prior-year period. The pretax loss of $23 million in the third quarter of 2021 and pretax income of $68 million in the first nine months of 2021 decreased $89 million and $81 million in the first nine months of 2021, respectively, when compared to the prior-year periods. Pretax margin declined by 22.3 points and 6.4 points in the first nine months of 2021, respectively, when compared to the prior-year periods.

Management Discussion (continued)

Spin-off-related Charges

	For the Three Months Ended	For the Nine Months Ended
(Dollars in millions)	September 30, 2021	September 30, 2021
Cost of services	$108	$168
Selling, general and administrative expenses	162	329
Workforce rebalancing charges	3	7
Research, development and engineering expenses	1	1
Total costs and expenses	$273	$505

The process of completing our Separation involves significant costs and expenses. Spin-off-related charges are primarily related to costs to establish certain standalone functions and information technology systems, professional services fees and other transaction-related costs during the Company’s transition to being a standalone public company. These charges are primarily recorded within Selling, general and administrative expenses and cost of services in the Combined Income Statement. These costs primarily include finance, IT, consulting and legal fees, facilities costs, and other items that are incremental and one-time in nature. During the three and nine months ended September 30, 2021, we recorded spin-off-related charges of $273 million and $505 million, respectively. There were no spin-off-related charges recorded in the third quarter and first nine months of 2020.

Total Expense and Other Income

(Dollars in millions)				Year-over-Year
For the three months ended September 30:	2021		2020	Change
Expense and other (income)
Selling, general and administrative expenses	$854	(1)	$654	30.6%
Workforce rebalancing charges/(benefit)	(1)	(2)	(1)	NM
Research, development and engineering expenses	14		17	(21.6)%
Interest expense	17		16	5.5%
Other (income) and expense	(17)		8	NM
Total expense and other (income)	$866	(3)	$694	24.7%
(1)	Includes $162 million of pretax spin-off-related charges.
(2)	Includes $3 million of pretax spin-off-related charges.
(3)	Includes $165 million of pretax spin-off-related charges.

NM- not meaningful

(Dollars in millions)				Year-over-Year
For the nine months ended September 30:	2021		2020	Change
Expense and other (income)
Selling, general and administrative expenses	$2,421	(1)	$2,123	14.1%
Workforce rebalancing charges	40	(2)	355	(88.9)%
Research, development and engineering expenses	42		56	(24.6)%
Interest expense	46		47	(1.2)%
Other (income) and expense	16		17	(5.2)%
Total expense and other (income)	$2,565	(3)	$2,598	(1.2)%
(1)	Includes $329 million of pretax spin-off-related charges.
(2)	Includes $7 million of pretax spin-off-related charges.
(3)	Includes $337 million of pretax spin-off-related charges.

Total expense and other (income) increased 24.7 percent in the third quarter of 2021 versus the prior year primarily driven by spin-off-related charges recorded in the quarter.

Management Discussion (continued)

Total expense and other (income) declined by 1.2 percent in the nine months ended September 30, 2021 versus the prior year primarily driven by lower workforce rebalancing offset by spin-off-related charges recorded in 2021.

For additional information regarding total expense and other (income) for both periods, see the following analyses by category.

Selling, General and Administrative Expense

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Selling, general and administrative expense
Allocation of corporate expenses	$292	$266	9.8%
Spin-off-related charges	162	—	NM
Related party intangible assets fee	12	12	0.2%
Stock-based compensation	12	11	14.9%
Advertising and promotional expense	7	8	(10.6)%
Provision for (benefit from) expected credit loss expense	(4)	(4)	NM
Amortization of acquired intangible assets	5	5	(3.8)%
Other selling, general and administrative expenses	368	356	3.3%
Total selling, general and administrative expense	$854	$654	30.6%

NM - not meaningful

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Selling, general and administrative expense
Allocation of corporate expenses	$922	$860	7.2%
Spin-off-related charges	329	—	NM
Related party intangible assets fee	37	37	1.5%
Stock-based compensation	32	28	14.9%
Advertising and promotional expense	20	26	(21.9)%
Provision for (benefit from) expected credit loss expense	(27)	24	NM
Amortization of acquired intangible assets	14	15	(4.1)%
Other selling, general and administrative expenses	1,094	1,134	(3.5)%
Total selling, general and administrative expense	$2,421	$2,123	14.1%

NM - not meaningful

Total selling, general and administrative (SG&A) expense increased 30.6 percent in the third quarter of 2021 versus the prior year, primarily driven by spin-off-related charges in the current-year period of $162 million.

Total SG&A expense increased 14.1 percent in the first nine months of 2021 versus the prior year driven primarily by spin-off-related charges in the current-year period of $329 million.

Provisions for expected credit loss expense decreased $51 million year-over-year in the first nine months of 2021, primarily driven by decreases in both specific and general reserves in the current year compared with increases in the prior-year period. In the prior year, the global pandemic resulted in some deterioration in customer credit quality and/or bankruptcies which had an impact to provisions in the first nine months of 2020. Total provision as percentage of receivables was 3.2 percent at September 30, 2021, compared to 5.9 percent at December 31, 2020 primarily driven by lower customer-specific provisions.

Management Discussion (continued)

Workforce Rebalancing

Workforce rebalancing charges decreased $316 million year-over-year in the first nine months ended September 30, 2021 when compared to the prior-year period. Workforce rebalancing charges are recorded in the Combined Income Statement for severance and employee-related benefits in accordance with the accounting guidance for ongoing benefit arrangements. The impact to pretax income by segment for the nine months ended September 30, 2020 was as follows: EMEA $236 million, Americas $84 million, Asia Pacific $19 million, and Japan $15 million.

Research, Development and Engineering Expense

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Research, development and engineering expense	$14	$17	(21.6)%

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Research, development and engineering expense	$42	$56	(24.6)%

Research, development and engineering (RD&E) expense was $14 million and $42 million in the three and nine months ended September 30, 2021, a decrease of $3 million and $14 million compared to the prior-year periods. Within these amounts, software-related expense was $12 million and $35 million in the third quarter and first nine months of 2021, respectively.

Other (Income) and Expense

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Other (income) and expense
Retirement-related costs (income)	$7	$7	(6.7)%
Allocation of corporate expenses (income)	2	2	(12.8)%
Net(gain) loss from derivatives	(5)	(1)	NM
Net(gain) loss from property disposition	(20)	—	NM
Other (income) and expense	(1)	1	NM
Total other (income) and expense	$(17)	$8	NM %

NM- not meaningful

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Other (income) and expense
Retirement-related costs (income)	$21	$20	4.6%
Allocation of corporate expenses (income)	10	5	106.0%
Net(gain) loss from derivatives	3	(10)	NM
Net(gain) loss from property disposition	(17)	—	NM
Other (income) and expense	(1)	2	NM
Total other (income) and expense	$16	$17	(5.2)%

NM- not meaningful

Total other (income) and expense was $17 million of income and $16 million of expense in the third quarter and first nine months of 2021. Other (income) and expense decreased by $25 million in the third quarter when compared to the prior-year period driven by a gain on property disposition. Other (income) and expense decreased by $1 million in the first nine months of 2021 when compared to the prior-year period primarily driven by a gain on property disposition,

Management Discussion (continued)

offset by net exchange losses (including impacts from IBM derivative instruments) in the current-year period versus net exchange gains (including impacts from IBM derivative instruments) in the prior-year period.

Interest Expense

(Dollars in millions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Total interest expense	$17	$16	5.2%
Allocation of corporate expenses	17	16

(Dollars in millions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Total interest expense	$46	$47	(1.2)%
Allocation of corporate expenses	46	47

Interest expense increased $1 million in the third quarter of 2021 compared to the prior-year period and decreased $1 million in the first nine months of 2021 versus prior-year period. We share in a portion of the interest expense incurred by Parent as Parent’s debt balance is considered to support the operations of our business. Such interest expense was allocated on a pro rata basis based on our portion of total assets compared to Parent. In addition, we incurred interest expense on a loan transferred over to the Company in the third quarter of 2021.

Income Taxes

The provision for income taxes for the third quarter of 2021 was $223 million, compared to $68 million in the third quarter of 2020. The provision for income taxes for the first nine months of 2021 was $389 million, compared to $243 million for the first nine months of 2020. The provision for income taxes for the periods presented was attributable to jurisdictions generating taxable income as well as jurisdictions in which losses do not generate a benefit for the Company. The increase in the provision for income taxes was primarily driven by tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s separation from IBM.

Financial Position

Dynamics

Cash, restricted cash and marketable securities at September 30, 2021 were $751 million, up $713 million when compared to prior year end. Total assets of $12.1 billion increased by $858 million from December 31, 2020 predominantly driven by increases in deferred taxes of $421 million and accounts receivables of $302 million, partially offset by a decrease in property and equipment of $510 million. Total liabilities of $6.6 billion increased by $307 million from year-end 2020 primarily as a result of an increase in retirement and nonpension postretirement benefit obligations of $445 million in connection with establishment of certain Kyndryl legal entities, as a result of which the Company was required to assume certain retirement and nonpension postretirement benefit obligations. This was partially offset by a decrease in workforce rebalancing liabilities of $387 million. Total equity of $5.5 billion increased $550 million from year-end 2020, mainly driven by an increase in Net Parent investment of $557 million.

Net cash used in operating activities of $725 million includes $319 million of cash outflows driven by current-year payments for our workforce rebalancing actions initiated in the fourth quarter of 2020.

Overall pension funded status as of the end of September was materially consistent with year-end 2020.

Management Discussion (continued)

Working Capital

	At September 30,	At December 31,
(Dollars in millions)	2021	2020
Current assets	$3,856	$2,843
Current liabilities	3,709	3,910
Working capital	$147	$(1,067)

Working capital improved $1.2 billion from the year-end 2020 position. The key changes are described below:

Current assets increased $1.0 billion ($1.1 billion adjusted for currency) due to:

●	An increase of $713 million in cash and cash equivalents and restricted cash, and
●	An increase of $302 million in accounts receivable.

Current liabilities decreased $202 million ($43 million adjusted for currency) as a result of:

●	A decrease in workforce rebalancing liabilities of $381 million primarily due to payments related to the action taken in 2020, partially offset by
●	An increase in compensation and benefits of $121 million, and
●	An increase in value-added tax liabilities of $62 million.

Receivables and Allowances

Roll Forward of Receivables Allowance for Credit Losses

(Dollars in millions)
January 1, 2021	Additions / (Releases)	Write-offs	Other*	September 30, 2021
$91	$(27)	$(5)	$(1)	$58
*	Primarily represents translation adjustments and reclassifications.

Total provision as percentage of receivables was 3.2 percent at September 30, 2021, decreased from 5.9 percent at December 31, 2020 primarily driven by lower customer-specific provisions.

Goodwill

As discussed in Note 4, “Segments”, we will be evaluating the recasting of our geographic segments to reflect management’s updated view of the business. The annual goodwill impairment test cycle is normally scheduled for the fourth quarter and will be conducted in the context of any recast in the reporting units. It is possible that the carrying value of a new reporting unit will exceed its estimated fair value, in which case the difference would result in a non-cash impairment charge.

Non-Current Assets and Liabilities

Non-current assets of $8.2 billion at September 30, 2021 decreased by $155 million (increased by $189 million adjusted for currency) when compared to December 31, 2020, primarily driven by a decline in property and equipment of $510 million which includes the impact from the sale of a datacenter in Japan of $101 million, offset by an increase in

Management Discussion (continued)

deferred taxes of $421 million. The increase in deferred taxes primarily reflects the transfer of operations from Parent in contemplation of our Spin-off.

Non-current liabilities of $2.9 billion at September 30, 2021 increased $509 million ($617 million adjusted for currency) when compared to December 31, 2020, mainly driven by an increase in retirement and nonpension postretirement benefit obligations of $445 million in connection with establishment of certain Kyndryl legal entities, as a result of which the Company was allocated pension assets and required to assume certain retirement and nonpension postretirement benefit obligations.

Equity

Total equity of $5.5 billion at September 30, 2021 increased by $550 million from December 31, 2020 primarily due to total Net Parent investment of $557 million.

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Combined Statement of Cash Flows are summarized in the table below.

(Dollars in millions)
For the nine months ended September 30:	2021	2020
Net cash provided by/(used in) continuing operations
Operating activities	$(725)	$323
Investing activities	(425)	(678)
Financing activities	1,876	350
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12)	(3)
Net change in cash, cash equivalents and restricted cash	$713	$(7)

Net cash from operating activities declined $1.0 billion in the first nine months of 2021 when compared to the prior-year period driven by the following key factors:

●	A decrease in cash provided by receivables of $610 million driven by strong collections performance in the prior-year period, and
●	A decrease in workforce rebalancing liabilities of $426 million primarily driven by payments.

Net cash used by investing activities decreased $253 million in the first nine months of 2021 when compared to the prior-year period driven by sales of data centers and higher spending in prior periods.

Net cash provided by financing activities increased $1.5 billion in the first nine months of 2021 when compared to the prior-year period driven by an increase in net transfers from IBM of $1.4 billion and an increase in third-party debt of $140 million.

Management Discussion (continued)

Other Information

Signings

The following tables present the Company’s signings for the three and nine months ended September 30, 2021.

(Dollars in billions)			Year-over-Year
For the three months ended September 30:	2021	2020	Change
Total signings	$2.8	$4.0	(29.2)%

(Dollars in billions)			Year-over-Year
For the nine months ended September 30:	2021	2020	Change
Total signings	$9.1	$12.1	(25.0)%

The following tables present the total contract value for the Company’s signings greater than $100 million for new and existing customers for the three and nine months ended September 30, 2021.

	Three Months Ended	Nine Months Ended
($ in millions)	September 30,	September 30,
2021
New	$—	$218
Existing	$564	$2,942

2020
New	$—	$558
Existing	$1,805	$5,715

Signings were historically used by IBM’s management as an initial estimate of the value of a customer’s commitment under a contract. Our management continues to evaluate the metrics that we will utilize to assess business performance moving forward as an independent company.

We believe that the estimated values of signings provide insight into the Company’s potential future revenue and that IBM management historically used signings as a tool to monitor the performance of the business including the business’ ability to attract new customers and sell additional scope into our existing customer base, as well as viewed signings as useful decision-making information for investors. There are no third-party standards or requirements governing the calculation of signings. The calculation historically used by IBM’s management, which is the same calculation we have used in this report, involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement, and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions, and other factors, which may include, but are not limited to, macroeconomic environment or external events.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and the subsequent Notes, Term Loan Credit Agreement and Revolving Credit Agreement each entered into in October 2021 will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Management Discussion (continued)

Senior Unsecured Notes

In October 2021, in preparation for our Spin-off, we completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes (the “Notes”) as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041. The Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in reliance on Regulation S of the Securities Act. The Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner. In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we will use commercially reasonable efforts to file and have declared effective a registration statement with respect to a registered offer to exchange each series of Notes for new notes with substantially identical terms by October 15, 2022. If the exchange offer is not completed on or before October 15, 2022 and under certain other circumstances, we are required to use commercially reasonable efforts to file and have declared effective a shelf registration statement relating to the resale of the Notes.

Term Loan and Revolving Credit Facility

In October 2021, we entered into a $500 million three-year variable rate term loan credit agreement (the “Term Loan Credit Agreement”). In November 2021, we drew down the full $500 million available under the Term Loan Credit Agreement.

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) for our future liquidity needs.

The Revolving Credit Agreement expires, unless extended, in October 2026 and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements.

The Notes, revolving credit facility and term loan were initially guaranteed by IBM. Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to IBM in conjunction with the Separation. Following the completion of the Separation on November 3, 2021, the guarantee was released, and the Notes, term loan and revolving credit facility are no longer obligations of IBM.

We expect to be able to voluntarily prepay borrowings under the Credit Agreements without premium or penalty, subject to customary “breakage” costs. The Credit Agreements include certain customary mandatory prepayment provisions. In addition, the Credit Agreements include customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Credit Agreements) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00.

Management Discussion (continued)

Receivables Purchase Agreement

A portion of our receivables with extended payment terms were historically assigned to IBM’s Global Financing business. These receivables were not recognized on the Company’s Combined Balance Sheet. In October 2021, in preparation for the Separation, we entered into a receivables purchase agreement with an unaffiliated bank with similar volumes to the amounts historically financed by IBM (the “Receivables Agreement”). Pursuant to the Receivables Agreement, we may sell at any one time, on a revolving basis, up to $1.1 billion of our trade receivables. Under the Receivables Agreement, from time to time, we sell certain customers’ trade receivables with extended payment terms at a discount on a non-recourse basis. These transactions are accounted for as sales. The initial term of the Receivables Agreement is 18 months.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “will,” “anticipate,” “predict,” “project,” “contemplate,” “plan,” “forecast,” “estimate,” “expect,” “intend,” “target,” “may,” “should,” “would,” “could,” “seek,” “aim” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	risks related to the Company’s recent spin-off from IBM;
●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	technological developments and the Company’s response to such developments;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of local legal, economic, political, health and other conditions, including the COVID-19 pandemic;
●	a downturn in economic environment and customer spending budgets;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities, and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the company to obtain necessary licenses;
●	risks relating to cybersecurity and data privacy;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of foreign currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Management Discussion (continued)

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of the Company’s Form 10 included as Exhibit 99.1 to Amendment No. 1 filed with the Securities and Exchange Commission (the “SEC”) on October 12, 2021, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements.

Website and Social Media Disclosure

The Company may use its website and/or social media outlets, such as Facebook, LinkedIn and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://investors.kyndryl.com, its Facebook page at https://www.facebook.com/kyndryl, its LinkedIn page at https://linkedin.com/company/kyndryl and its Twitter account (@Kyndryl) at https://twitter.com/Kyndryl. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under the “Resources” section at https://investors.kyndryl.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, see the information under the heading “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10. There have been no material changes to the Company’s disclosure about market risk in the Form 10.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

Refer to note 9, “Contingencies,” in this Form 10-Q.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Form 10. There have been no material changes with respect to the risk factors disclosed in the Form 10.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at International Business Machines Corporation, which was, during the period covered by this report, our affiliate.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1

The Separation and Distribution Agreement, dated as of November 2, 2021, by and between International Business Machines Corporation and the registrant was filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021, and is hereby incorporated by reference.

3.1

The Amended and Restated Certificate of Incorporation of the registrant was filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021, and is hereby incorporated by reference.

3.2	The Amended and Restated Bylaws of the registrant was filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 4, 2021, and is hereby incorporated by reference.
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
99.1	Section 13(r) Disclosure
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyndryl Holdings, Inc.
(Registrant)

Date:	November 22, 2021
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)