Form 10-K
period 2021-12-31
Kyndryl Holdings, Inc.
filed 2022-03-10
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2021

or

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _______________________

001-40853

(Commission file number)

Kyndryl Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	86-1185492
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

One Vanderbilt Avenue, 15th Floor
New York, New York	10017
(Address of principal executive offices)	(Zip Code)

212-896-2098

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KD	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to ﬁle reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has ﬁled all reports required to be ﬁled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to ﬁle such reports), and (2) has been subject to such ﬁling requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of March 4,2022, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $0.

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at March 4, 2022 was 224,543,776.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Item 1. Business:

Our Company

Kyndryl Holdings, Inc. (“we,” “Kyndryl” or the “Company”) is a leading technology services company and the largest IT infrastructure services provider in the world, serving as a partner to more than 4,000 customers and with operations in over 60 countries. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems. Our purpose is to design, build and manage secure and responsive private, public and multicloud environments to accelerate our customers’ digital transformations.

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

To deliver these services, we rely on our team of skilled practitioners, consisting of approximately 90,000 professionals. Given that our large and diversified customer base operates in multiple industries and geographies, we utilize a flexible labor and delivery model with a balanced mix of global and local talent as needed to meet customer-specific needs, regulatory requirements and data protection and labor laws. Our employees leverage their deep engineering expertise and extensive experience operating complex and heterogeneous technology environments to drive service quality, intellectual property development and our long-term trusted customer relationships.

As described in “— Our Customers,” we have many customer relationships that are decades long, as we provide high-quality, mission-critical services that are core to operations with customers that represent the backbones of their respective industries. These customers entrust us to deliver the services they need and to manage their complex environments so that they can achieve their business objectives.

We partner with a broader ecosystem, including a wide range of hyperscale cloud providers, system integrators, independent software vendors and technology vendors from startups to market leaders. This enables us to serve our customers with the contemporary technology capabilities that best fit their needs and open new avenues for growth. This is all underpinned by our ability to integrate and operate mission-critical technology at scale using deep engineering expertise and intellectual property.

Our approach has enabled us to reach significant scale, with $18.7 billion in revenue for the year ended December 31, 2021. We are focused on driving revenue growth with sustainable margins by extending our leadership in the markets in which we operate while investing in our capabilities and expanding our high-value, next-generation services consistent with customer needs.

Kyndryl’s Spin-off

In October 2021, the Board of Directors of International Business Machines Corporation (“IBM” or “Parent”) approved the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders (the “Distribution”). In conjunction with the Distribution, Kyndryl underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Kyndryl Businesses. On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. The Parent retained 19.9% of the shares of the Company’s common stock. The Parent’s stockholders of record received one share of the Company’s common stock for every five shares of the Parent’s common stock.

Our Industry and Market Opportunity

We participate in an industry that provides services for customers’ technology environments that power their businesses. These services span areas such as management of mission-critical systems across dedicated data centers and multiple clouds. As customers advance their digital transformations, they are looking for partners that understand their business objectives and unique digital journeys and have the skills to instrument and engineer the IT environments to enable their transformations. Our long-standing position as an informed and trusted partner, with decades-long relationships and leading capabilities, provides us with the knowledge and expertise to help existing and new customers realize their future.

The market for these services is large and dynamic. We estimate that these markets, which are a subset of the total IT services market, collectively represent a $415 billion opportunity in 2021, which we expect will grow on average 7% annually to $510 billion in 2024. Growth in this market is driven by services that are aligned to customers’ transformations, including public cloud managed services (expected compound annual growth of 11% from 2021 to 2024), data services (expected compound annual growth of 18% from 2021 to 2024), security services (expected compound annual growth of 12% from 2021 to 2024) intelligent automation services (expected compound annual growth of 27% from 2021 to 2024) and managed services for edge environments representing a smaller portion of the market (expected compound annual growth above 100% from 2021 to 2024).

Several trends underpin the growth of our market, including:

●	Greater demand for digital transformation services. Companies continue to digitally transform to deliver better customer experiences and compete more effectively, which drives the need for services to support modernization of IT within the enterprise. The COVID-19 global pandemic has accelerated this already pervasive trend, as organizations look to further their digital capabilities. International Data Corporation (“IDC”) estimates that approximately 65% of GDP will be digitized by 2022. While customers seek to transform, skills availability often represents a challenge, with lack of skills ranked as one of the top three impediments to transformation of the IT environment according to Technology Business Research, Inc.
●	Ongoing migration to the cloud. Companies continue to migrate workloads to the cloud, adopting new capabilities for flexibility, workload portability and management. Public cloud is an increasingly critical component of enterprise IT strategy. These transitions are often complex, with companies frequently seeking assistance from service providers. Gartner forecasts that by 2026, 90% of large organizations will have engaged external service providers to migrate applications to the cloud, an increase from 53% in 2020. The extension of public cloud services to multiple environments in different locations has given rise to distributed cloud and migration of workload to these infrastructures that have a greater fit for purpose.
●	Rapid data growth. As economies have evolved digitally, significantly increasing data volume, management of this data has become much more complex. IDC estimates that in 2021, enterprises created, captured and replicated 45.9 zettabytes of data. The challenge for many organizations is how to collect, harness and govern this data for insights that yield business results and realize data as a differentiator. In order to leverage advanced capabilities such as artificial intelligence and machine learning to enable their business use cases, enterprises need to address data privacy, compliance, security, multicloud data management and data governance across physical and virtual layers of the IT estate.
●	Increasing need for secure systems. As technology environments become increasingly complex and online, remote and distributed work environments persist, cybersecurity will remain of paramount importance as threats proliferate. Breaches in security can have severe, lasting financial and reputational consequences on businesses. In response, businesses continue to build out their cybersecurity efforts, using service providers to augment their capabilities. According to PwC’s 2021 CEO Survey, one-third of U.S. CEOs plan to increase investments in cybersecurity by double digits, with 47% of CEOs citing cyber threats as sources of extreme concern to growth prospects. Enterprises seek service providers that can deploy the expertise and resources needed to manage their growing cybersecurity needs with an efficient and comprehensive approach. Gartner estimates approximately 80% of organizations currently have 16 or more tools from different vendors in their cybersecurity portfolio, recognize vendor consolidation as an avenue for reduced costs and better security that addresses the complexity in their IT environments and are, therefore, interested in vendor consolidation strategies.
●	Accelerating pace of technological advancement. As companies adopt new technologies for improved business performance and innovation, they face a challenge in complexity to integrate these new technologies with their existing IT estates. As a result, the required skills, integration burden and cost in end-to-end operational management often increases. This drives adoption of new capabilities, such as automation, artificial intelligence and machine learning to ensure that the IT environment is well designed and orchestrated to effectively realize business objectives.

Our Services

We provide advisory, implementation and managed services in and across a range of technology domains to help our customers manage and modernize enterprise IT environments in support of their business and transformation objectives. Our services are differentiated based on our expertise and intellectual property and data around IT patterns across customers in the following domains:

●	Cloud Services: We design, build and provide managed services for our customers’ multicloud environments. We apply a mix of skilled practitioners, intelligent automation and modern service management principles of Site Reliability Engineering, AIOps, Infrastructure as Code and DevOps. We help enterprises optimize their use of hyperscale cloud providers in a unified environment, seamlessly integrating services delivered by independent software vendors (“ISVs”), large public cloud providers, internal platforms and other technologies (e.g., internet of things (“IoT”)).
●	Core Enterprise & zCloud Services: We establish and operate modern, dedicated technology infrastructure on behalf of enterprise customers to enable their current and future growth and profitability objectives. We support a range of enterprise infrastructure, including private clouds, mainframe environments, distributed computing, enterprise networks and storage environments.
●	Application, Data and Artificial Intelligence Services: We provide end-to-end enterprise data services, including data transformation, data architecture and management, data governance and compliance and data migration. We support chief digital officers and chief information officers (“CIOs”) in governing the vast quantities of enterprise data across internal and external sources to drive their digital strategies, transactions and business objectives, while maintaining security, ethical standards and compliance with country-specific data protection regulations (e.g., GDPR, HIPAA and PCI). We provide services to design, build, manage and automate the IT environments for enterprise applications as they migrate to the cloud. Our services help CIOs and chief technology officers unlock the full value of leading third-party enterprise resource planning systems (e.g., Oracle, SAP) and packaged applications through the use of AI and software-defined technologies.
●	Digital Workplace Services: Our digital workplace services provide the technology infrastructure, mobility, security and access solutions to support a global workforce that is constantly evolving. Our services include enterprise mobility solutions that provide users with the ability to work seamlessly across environments and locations.
●	Security & Resiliency Services: We provide comprehensive enterprise cybersecurity services for chief information security officers and chief risk officers, including insights, protection, detection, response and recovery to support the security of our client's hybrid IT estate, data and operations. Concurrently, we provide resiliency services that include a mix of business continuity planning and cloud-based disaster recovery capabilities (composed of experts, digital tools and automation and failover environments). These services allow our customers to operate without issue or disruption in response to attacks, outages, natural disasters and geopolitical events.

●	Network Services & Edge: We provide network and edge services to help customers meet their technological and commercial requirements for connectivity and compute across their digital environments. Our strategy and assessment services help evaluate customers’ network needs for their multicloud environments, while our network transformation and managed services allow customers to realize benefits of the latest software-defined network technologies. We deliver these services with a proprietary framework and architecture coupled with proof of concepts to then implement and manage enterprise networks with the right economics.

Our Competitive Strengths

We are a recognized leader in many of the services we provide, as acknowledged by research analysts (e.g., Everest, Forrester, Gartner, IDC, NelsonHall and HfS Research). We are known for our technology integration and modernization expertise – designing, building and managing complex technology environments. Our worldwide and high-quality service delivery is underpinned by experienced and highly-trained practitioners that bring the best of our capabilities to our customers on a daily basis. Importantly, our culture of customer service excellence – especially in times of crisis, from COVID-19 to tsunamis, floods, cyber-attacks and power outages – carries on from our heritage through our people. Given our unique capabilities, scale, intellectual property and engineering talent, we are positioned to partner with enterprises for their future across a range of technologies, use cases and business strategies to help them maximize the return on their technology investments and digital transformations.

Our competitive strengths stem from our intellectual property and data around IT patterns, our mission-critical expertise and our broad ecosystem of partners:

●	We are a leader in technology services. We are the largest provider of IT infrastructure services and are recognized by research analysts as a leader in key service areas. We possess significant experience in virtually all industries, gained through collaboration with customers across over 30 years designing, building and managing operating environments for their IT systems. Our highly skilled workforce provides the expertise (e.g., approximately 13,000 Red Hat accreditations) to securely and reliably handle many of the most complex issues. In conjunction with our delivery capabilities (such as artificial intelligence that augments our people) and scale, we provide mission-critical services to a diversified customer base. We also have unique intellectual property applicable to IT environments, as reflected by our portfolio of approximately 3,000 patents.
●	We consistently deliver unsurpassed performance and reliability for complex environments. Our expert practitioners and talented engineers provide services through modern ways of working, including agile and design thinking. Additionally, our unique intellectual property and industry-leading technology platforms utilize contemporary approaches to IT operations to provide reliable and efficient solutions for each customer’s operating model. These capabilities allow us to execute with secure and compliant operating and delivery models at scale, driving high-quality performance and customer satisfaction. We realize high-quality performance across thousands of service-level agreements and consistently achieve world-class customer satisfaction and advocacy.
●	We deliver insights at scale, supported by unique automation capabilities and application of AI. Our ability to deliver superior outcomes for customers is driven by our capacity to leverage our data around IT patterns and insights, derived from multiple technology environments across customer engagements. We apply machine learning, combined with our practitioner expertise, to derive unique insights used to service customers, enhance our offerings and produce our next-generation services. For example, we are recognized leaders in the use of automation and operational AI in the delivery of our services, with over 6,000,000 automated actions per month, enabling greater quality and efficiency for us and our customers. Our operational AI approach and set of technologies, along with intellectual property that we apply and continually evolve, are leveraged to develop predictive actions to prevent issues before they arise.
●	We are a recognized leader in managed services for cloud and on-premise environments and services such as security and resiliency. We offer a range of high-value capabilities including cloud services and security & resiliency services, providing us with a sustainable competitive advantage when helping customers transform their technology environments. Our multicloud management capabilities are differentiated by our ability to deliver an integrated view of our customers’ diverse technology environments and to provide our services and solutions digitally. We offer integrated services between the cloud and on-premise environments.
●	We offer an integrated ecosystem to help customers adopt and run an increasingly heterogeneous set of technologies. As customers pursue multiple cloud-based technology partners, applications and capabilities, integration is increasingly critical for customers to manage and orchestrate the technology ecosystem required to run their businesses and achieve their broader objectives. We provide holistic services across thousands of diverse technologies, delivering end-to-end integration across public and private / on-premise cloud platforms and other full-stack technology solutions. We continue to enhance our ecosystem of partners, including large public cloud providers, application-oriented system integrators, independent software vendors and other players in the technology stack to provide leading technologies and capabilities for our customers. Our services and ecosystems enable us to offer leading services for all levels of customer environment complexity and integration.

Our Strategies

Our strategy is centered on our ability to build and enrich trusted relationships with customers and technology partners, differentiating through our proven ability to create and deploy scale-derived intellectual property, provide mission-critical expertise across industries and partner with a broad ecosystem for contemporary capabilities that best suit customers’ needs. We have a strong and long-standing foundation developed by governing and managing complex technology environments, including IBM (e.g., Red Hat and Cloud Paks) and third-party technologies (e.g., VMware, ServiceNow and Microsoft). We are extending these capabilities to an even broader ecosystem of technology providers, including new strategic relationships with Microsoft and Google Cloud announced in fourth quarter 2021, and are developing more services that are digitally consumable to expand accessibility to new customers and markets.

We have a long track record of running customers’ technology environments, enabling them to focus on the core aspects of their businesses. Given the nature of the work we do, we have a unique perspective on the operating paradigms that enable the high-quality technology environments which our customers have come to rely on for their most critical systems. This position enables us to meet customers where they are in their unique digital transformations, work alongside our customers to take them where they want to be and in turn enable them to realize the full, at-scale value of that journey. Underpinning all of this are our intellectual property, mission-critical expertise across industries and a broad ecosystem.

We benefit from our long-standing and deep relationship with IBM. We manage the largest installed base of IBM hardware and software products, including some of the most complex deployments.

Our focus is centered on the following strategic tenets:

●	Scale insights and intellectual property. We are investing to position ourselves at the forefront of developing and innovating the services and operating paradigms for the evolution and integration of mission-critical technology, further expanding our existing intellectual property in differentiated areas. Our depth of experience implementing and operating complex architectures across technology sets has yielded valuable experience and intellectual property that has defined the operating paradigm for much of the technology stack. We have approximately 3,000 patents that relate to various areas of running complex technology environments, including certain patents related to multi-cloud management, orchestration, integrated monitoring, issue triage and resolution and several other areas that enable quality of service. Our mission-critical expertise across all industries, augmented by our automation platforms that draw on our IP and data, is a key differentiator in managing complex technology environments.
●	Diverse ecosystem with freedom of action. As an independent entity, we have the freedom of action to develop a broad ecosystem of strategic partnerships with a wider set of technology and services companies. We are investing in an ecosystem of technology providers and corresponding skill-sets that are increasingly relevant as enterprises digitize and transform their business models, building on our existing base of certifications across many market-leading technologies. In parallel, we are extending our operating paradigms and governance and compliance models to this broader set of technologies to integrate and provide end-to-end capabilities for our customers as they digitize and evolve their environments.
●	Digitally consumable services models. Looking ahead, we see opportunity to further expand in areas where we can better serve customers through consumption models that allow them to experience our services digitally. These models will combine our platforms, our technology governance and our ecosystem with ease-of-use and scalability, tailored to the needs of specific customer segments such as middle-market enterprises.

To execute these strategies, our operating model reflects that of a services company, emphasizing customers and resulting in a flatter, faster and more focused company. We are pursuing an investment and co-investment strategy focused on building our team, developing aligned intellectual property and automation and broadening our ecosystem of partnerships.

Our Environmental, Social and Governance (“ESG”) strategy is at the heart of Kyndryl’s purpose to power human progress. We aim to create a sustainable and inclusive future by driving sustainable business practices and positive social impact at scale. As a newly independent company, Kyndryl is working to assess and establish its operational baseline across ESG dimensions.

Kyndryl expects to develop greenhouse gas (“GHG”) emissions targets and plans to recertify pursuant to the ISO certifications most relevant to Kyndryl, including the ISO 14001 standard. Beyond our environmental commitments, Kyndryl is focused on building a diverse workforce and an inclusive and equitable culture. With respect to governance matters, Kyndryl will also leverage industry best practices to govern its quality management system, processes and tools to ensure operations meet the standards of compliance and responsible business practices that clients and partners expect. We also maintain Business Conduct Guidelines for directors, executive officers and employees which summarize our policies addressing anti-harassment; anti-discrimination; retaliation prevention; physical and cybersecurity; confidentiality and data privacy; and prevention of fraud, waste and abuse.

Our Customers

Our customer relationships across all industries demonstrate the deep level of trust that we have earned and the role we play as a partner that provides technical expertise, insight and intellectual property to solve customer challenges. We are the trusted advisor and partner to more than 4,000 customers worldwide, in technology-intensive and often highly regulated environments, managing mission-critical technology environments across a wide range of industries. Our customers collectively represent:

●	In financial services, over 60% of the top 50 banks’ assets under management
●	In telecommunications, approximately half of the industry’s mobile connections worldwide
●	In retail, over 50% of the industry’s hypermarket sales
●	In automotive, approximately 45% of the industry’s production of passenger vehicles
●	In transportation, over 35% of total revenue passenger miles flown

Our revenues are concentrated in the industries mentioned above, but our revenues are diversified across a broad set of customers. In 2021, our top five customers accounted for approximately 9% of our revenue, with our largest customer representing approximately 2% of our revenue.

As companies engage in their digital journeys, they face a key impediment related to the skills and expertise needed to realize their transformations. This, in part, is brought on by the increasing complexity of enterprise environments, the incorporation of new technologies and the deployment of different operating models. While many companies have strengthened their technology teams, they have also encountered difficulties in sourcing the breadth of expertise needed for their environments and leveraged service providers to address their needs. Companies will benefit from selecting service providers that have greater insight into their environments and needs, which advantages partners with long-lasting customer relationships.

Through decades of collaboration with customers, we have developed deep relationships as we supported the technology environments that advanced their business agendas. Recent examples include:

Large-scale transformation to cloud: We partnered with a large, European financial institution to help it migrate from a predominantly on-premise, classic infrastructure environment to a cloud-based infrastructure, utilizing both private and public clouds. We provided the expertise and support to navigate this digital transformation while maintaining and improving quality of service as we moved over 1,000 applications. We also deployed a new Kubernetes container-based environment and management capabilities to increase workload portability and flexibility. This work enabled the customer’s platform to run with increased digital agility and efficiency, embedding strong data security within the new cloud-based infrastructure and providing alignment to the existing infrastructure environment. The customer’s transformation has brought business benefits, from new products and services that are brought to market faster, to an increase in sales through online channels.

Modernization of the technology environment: Based on a relationship spanning almost two decades, we partnered with a large European bank to help launch a 10-year transformational program to increase operational agility and efficiency by optimizing the customer’s critical infrastructure, reducing complexity, migrating to hybrid cloud and reducing operational costs. We reduced IT infrastructure complexity by redesigning critical infrastructure architecture, including networks, storage, virtualization and data backup for improved efficiency, enabled ‘scalable’ hybrid cloud by implementing and updating existing systems to a hybrid cloud solution supported by Red Hat and transformed legacy IT services by modernizing tools and the operating model for deployment of IT services. The customer will benefit from modern IT infrastructure including cloud and mainframes that supports their core banking services and treasury functions.

Digital transformation across the enterprise: We collaborated with a large material sciences company in North America to support their mission-critical IT infrastructure globally, providing integrated management for environments that include hybrid cloud infrastructure, network, security and end-user services. As the COVID-19 pandemic impacted the operations of many companies, we worked with our customer to help move more than 40,000 employees to a remote model while maintaining critical operations in production facilities without disruption. Building on our 16-year history of collaboration, we are working to accelerate their digital transformation. We are helping our customer build foundational capabilities for their digital journey, powered by data, analytics and artificial intelligence and machine learning integrated into core business processes and connected through a flexible and secure network. This will support our customer’s ability to fully exploit digital technologies and realize business benefit.

Digitization for flexibility: Our customer, a large Japanese transportation company, was engaged in a technology-driven transformation to establish a flexible IT environment using hybrid cloud that evolves with changing business needs. We worked with the customer to build an integrated private and public cloud with the same virtualization architecture and a management capability that unifies operations and evolves with the business. Through our collaboration, we created an integrated infrastructure to meet our customer’s current and future needs by modernizing its on-premise, off-premise and network environments as well as its management platform. We deployed software-defined networks across the environment and automation to realize improved quality and business continuity. Our work helps support our customer’s efforts to become one of the most valued and preferred transportation companies in the world.

An important part of our services involve supporting our customers during times of crisis, including global disruptions. For instance, during the COVID-19 pandemic, our business continuity plans mitigated all COVID-driven outages in the height of the pandemic, providing peace-of-mind to our customers and giving them the confidence to focus on their core businesses. We ensured that our customers had the data and IT services needed to migrate operations to a work-from-home environment. Our response also demonstrated the resilience of our delivery model, as most of our professionals moved to work-from-home without impact to customer service.

Sales and Marketing

Our customer engagement and brand positioning is focused on deepening our existing customer relationships, attracting and winning new customers and creating an ecosystem built on go-to-market relationships with leading cloud and other technology providers, advisors and integrators to offer best-in-class advisory, implementation and managed services tailored to each existing and new customer’s environment and requirements.

Customer-centric account approach. We have dedicated account coverage teams within our global operating structure. The teams leverage our intellectual capital and tools underpinned by insights and proven practices derived from operating at scale. Senior account leaders orchestrate the teams and have end-to-end accountability from sale to delivery for managed services customers. They tailor the full suite of our services to customers’ needs to deliver value and business outcomes across a wide range of technology environments. Account leaders are supported by dedicated, multi-disciplinary technical sales and delivery teams, as well as by shared services teams, to support an effective and efficient engagement. This account coverage model ensures consistent and reliable delivery of services for our existing relationships over the lifetime of current and renewal contracts. In addition, the model supports the potential expansion of existing relationships based on our deep industry perspective and expertise and knowledge of customers’ unique needs. Finally, this account-based model seeks to build and expand existing relationships with line-of-business buyers, as they have become critical decision makers working alongside our customers.

Customer growth and new customer acquisition. In line with our customer-centric approach, we are focused on co-creating and innovating with customers to advance and deepen our relationships. We leverage our broad base of expertise, capabilities and partners to prototype, test and develop innovative solutions across various approaches and technologies. Additionally, we offer bespoke project capabilities in advisory, implementation and transformation services to help customers enhance and evolve their technology environments. We deploy our talent, thought leadership, proven practices, intellectual capital and partnership ecosystem as part of our project engagements to mature them into longer-tail managed services opportunities. In addition, we attract and develop new customers across the globe via account-based marketing, insights derived from operating at scale and direct sales teams with years of sector-specific experience and proven practices to generate unique insights for customers. As we gain new customers, we apply our account coverage model to expand our relationships and footprint over time.

Partnership and alliance ecosystem. While we maintain a large and strong partnership with IBM, we are continuing to enhance and develop strategic partnerships with companies in the ecosystems most relevant to our customers’ digital transformations. This includes building new routes to market across these ecosystems to serve as a multiplier enabling us to expand business via partners such as: public cloud providers, ISVs, technology providers (ranging from established, scaled players to growth-stage start-ups), system integrators, business consulting firms and business services providers. These relationships bring value to our customers through broader access to best-in-class solutions that are tailored for their unique technology environments and digital journeys. We announced several partnerships in the fourth quarter of 2021, including with Microsoft, Google, SAP and VMware, that accelerate broader market participation, joint solution development and investment in skills and certification enhancements for Kyndryl. We have established dedicated teams to support our key alliance partners and will continue to co-create and co-market with them to deliver value to our mutual customers, driving differentiation in the market with industry leading technology and Kyndryl services.

Our Competition

We compete in a market for technology services along with many other providers, ranging from small, highly specialized companies that serve a limited number of customers to large, multi-service enterprises with many clients. These service providers include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that utilize labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments so that they function as one. Many of these companies offer a mix of advisory, implementation and managed services across infrastructure, application and business processes. Examples include Atos, DXC, Fujitsu, Infosys, Rackspace, Tata Consultancy Services and Wipro, among others.

The basis of competition involves multiple factors, with key elements including quality of service, technical skills and capabilities, industry knowledge and experience, financial value, ability to innovate, intellectual property and methods, contracting flexibility and speed of execution. Long-standing partnerships and knowledge of the customers’ technology environment often enable service providers to better address requirements and future needs. Our decades-long collaboration with customers provides us with the insights to realize distinctive performance that supports their digital transformation. We deliver unique value by providing intellectual property derived from insights at scale, deploying mission-critical expertise and leveraging a broad ecosystem – while building and strengthening partnerships to enhance the customer experience.

We position ourselves uniquely, leveraging a core strength in governance and management of complex IT infrastructure environments, delivered through a global footprint. Our services support customers’ digital transformations, as we help accelerate their journeys by providing instrumented and engineered technology environments. We offer choice with consistency through an operating paradigm and management model built from our experiences with complex technologies. These capabilities uniquely position us as both a leading partner and competitor within the same market.

Intellectual Property

We are committed to developing leading-edge ideas and technologies and see innovation as a source of competitive advantage. We have approximately 3,000 patents that are related to our business model. A key pillar of our strategy is continuing to invest in knowledge and intellectual property to support extending our services to a broader ecosystem of technology providers and customer challenges and solutions. Our decades of experiences working with our customers has generated operational insights, creating intellectual property that we leverage for the benefit of our customers and deploy at scale. We rely on intellectual property protections in the countries in which we operate, along with contractual restrictions, to establish and protect our offerings and services and other applicable rights. In addition, we license third-party software along with other technologies that are used in the provision of or incorporated into some elements of our services. We possess a significant intellectual property portfolio, which we believe is important to our success. However, we believe our business as a whole is not materially dependent on any particular intellectual property right or any particular group of patents, trademarks, copyrights or licenses.

Additionally, we own or have rights to various trademarks, logos, service marks and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products and other proprietary materials.

Human Capital Resources

Employees

As of December 31, 2021, we had approximately 90,000 employees in more than 60 countries. Approximately 92% of our employees work outside the U.S., with workforce hubs in India, Poland, Brazil, Japan, Czech Republic and Hungary.

Our people advance the vital systems that power human progress. Our global workforce is highly skilled, reflective of the work we do for our customers’ digital transformations and in support of their mission-critical operations. Our industry experts are also always continuously learning. Over the past five years, we earned more than 245,000 badges through our learning platform in strategic skills, including cloud, AI, analytics, design thinking, quantum and security. At Kyndryl, we are:

●	A purpose-led culture, focused on inspiring our dedicated people to advance what’s possible for our customers
●	A business where our people are our business. We want empowered employees who keep learning, thriving and creating
●	Inclusive and open. This starts with a diverse and empathetic workforce that listens and learns at every step

●	Fostering an environment that supports new ways of working, accelerated career progression and the chance to work with the most interesting technology systems
●	Promoting innovation at every turn – in our open and transparent leadership, in our purpose and in our shared values built around a commitment to advancing what’s next for ourselves and our customers

Our people are at the center of designing, building and managing the technology environments that the world depends on every day. We will continue to invest in our teams to be at the heart of technological change for our customers.

Talent and Culture

Our business is our people, and our talent strategy revolves around our ability to best serve our customers through ongoing investment in talent and skill development. We attract, develop and retain talent in a dynamic and competitive environment. We are focused on optimizing the employee experience at Kyndryl through:

●	Attracting: We create technical careers of the future through increased skill development to meet and exceed new market demands
●	Developing: We align our people’s goals with our customers’, promoting acquisition of critical skills on an individual level and continuous learning
●	Retaining: We retain talent through increased career mobility, internal upskilling, reskilling opportunities and promotions

We are committed to building the technical careers of the future and have made investments in training and skills to ensure our people are relevant, experienced and technically positioned to serve our customers on their most complex challenges. We continue to expand our certifications and accreditations each year through consistent investment in skill development around emerging technologies and key areas for growth.

We offer comprehensive market-competitive rewards and benefits programs including health benefits, mental health support and Employee Assistance Plans, retirement savings benefits, paid time off and recognition programs, among others.

Inclusion, Diversity and Equity (“ID&E”)

We empower Kyndryls to embed ID&E throughout our business to engender a diverse workforce and inclusive, equitable culture that delivers exceptional service for our customers and advances the vital systems that power human progress.

We will uphold and build upon a strong history of inclusion, diversity and equity. Key diversity and inclusion objectives are:

●	Connected and inclusive culture: Drive a culture where employees feel a sense of inclusion and belonging
●	Diverse and representative teams: Attract, develop and retain diverse talent across levels and geographies
●	Embedding ID&E within business and operations: Embedding ID&E in every part of our business
●	Community engagement and advocacy: Cultivate opportunity and promote equity for under-served communities

Health, Safety and Well-Being

We have a clear commitment to the health, safety and well-being of our employees. We have an experienced Health and Safety team comprised of medical doctors, nurses, industrial hygiene, safety and workforce health experts. This team has implemented a health and safety management system that ensures compliance with all local health and safety regulations, minimizes workplace health and safety risks and provides for safe and healthy workplaces so our employees can do their best work.

Throughout the COVID-19 pandemic, our priority has continued to be the health and safety of employees, customers and partners, while supporting our customers’ operations. We have a comprehensive, global pandemic management plan that is regularly updated to reflect the changing environment of workplace health and safety. Our employees are supported with access to our Health and Safety team, education, timely updates and forums to ask questions and raise concerns. Additionally, we have continued to focus on mental health and supporting our employees through different phases of the pandemic.

Company Website, Social Media and Availability of SEC Filings

The Company’s internet website is www.kyndryl.com. Information on the Company’s website is not incorporated by reference herein and is not a part of this report. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission. To access these filings, go to the investor relations section of the Company’s website (investors.kyndryl.com) and under the “Financials” heading, click on “SEC Filings.” In addition, the SEC maintains an Internet website (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Industry and Market Data

The sources of certain statistical data, industry data, estimates and forecasts contained in this 10-K are the following independent industry publications or reports:

●	Gartner, Smarter With Gartner: Top Security and Risk Trends for 2021, dated April 5, 2021
●	Gartner, Forecast: IT Services, Worldwide, 2019-2025, 4Q21 Update, dated December 21, 2021 (the “Gartner IT Services Report”)
●	Gartner, Forecast Analysis: Digital Business Consulting Services, Worldwide, dated December 7, 2020 (the “Gartner Consulting Services Forecast Report”)
●	Gartner, Forecast Analysis: Cloud Consulting and Implementation Services, Worldwide, dated July 23, 2021
●	Gartner, Magic Quadrant for Managed Mobility Services, Global 2021, dated April 6, 2021
●	Gartner, Market Share: IT Services, Worldwide 2020, dated April 8, 2021

We performed calculations of market sizes and growth rates using Gartner research from the Gartner IT Services Report and the Gartner Consulting Services Forecast Report.

The Gartner reports described herein (the “Gartner Content”) represent research opinion or viewpoints published, as part of a syndicated subscription service, by Gartner, Inc. (“Gartner”) and are not representations of fact. The Gartner Content speaks as of its original publication date (and not as of the date of this 10-K), and the opinions expressed in the Gartner Content are subject to change without notice.

Gartner does not endorse any vendor, product or service depicted in its research publications, and does not advise technology users to select only those vendors with the highest ratings or other designation. Gartner research publications consist of the opinions of Gartner’s research organization and should not be construed as statements of fact. Gartner disclaims all warranties, expressed or implied, with respect to this research, including any warranties of merchantability or fitness for a particular purpose.

Item 1A. Risk Factors:

Risks Relating to Our Business

A lack of new customers, retention of existing customers and sales of additional services to customers could adversely impact our revenue and results of operations.

Our ability to maintain or increase our revenues and profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional, comparable gross margin services to our customers. We may incur higher customer acquisition or retention costs as a result of the Spin-off and as we seek to grow our customer base and expand our markets. Moreover, to the extent we are unable to retain and sell additional services to existing customers, our revenue and results of operations may decrease. Our outsourcing customer contracts typically have an average duration of over five years and, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. The loss of business from any of our major customers, whether by the cancellation of existing contracts, the failure to obtain new business or lower overall demand for our services, could adversely impact our revenue and results of operations.

We may not meet our growth and productivity objectives.

Our goals for profitability and growth rely upon a number of assumptions, including our ability to make successful investments to grow and further develop our business and simplify our operations. The risks and challenges we face in connection with our strategies include expanding our professional services capability, expanding in geographies where we currently have a small presence and ensuring that our services remain competitive in a rapidly changing technological environment. We may invest significantly in key strategic areas to drive long-term revenue growth and share gains. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot guarantee that they will ultimately be successful. Customer adoption rates and viable economic models are less certain in highly competitive segments. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our solutions or services. If we are unable to find partners to develop cutting-edge innovations in a highly competitive and rapidly evolving environment or are unable to implement and integrate such innovations with sufficient speed and versatility, we could fail in our ongoing efforts to maintain and increase our revenue and profit margins.

Competition in the markets in which we operate may adversely impact our results of operations.

Our competitors include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that utilize labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments. Our competitiveness is based on factors including quality of services, technical skills and capabilities, industry knowledge and experience, financial value, ability to innovate, intellectual property and methods, contracting flexibility, and speed of execution. If we are unable to compete based on such factors, our results of operations and business prospects could be harmed.

This competition may decrease our revenue and place downward pressure on operating margins in our industry, particularly for contract extensions or renewals. As a result, we may not be able to maintain our current revenue and operating margins, or achieve favorable operating margins, for contracts extended or renewed in the future. If we fail to create and sustain an efficient and effective cost structure that scales with revenues during periods with declining revenues, our margins and results of operations may be adversely affected.

Companies with whom we have alliances in certain areas may be or become competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance peers, our business and results of operations could be adversely affected.

Our business could be adversely impacted by our relationships with critical suppliers and partners.

Our business employs a wide variety of products and services from a number of suppliers and partners around the world. Our relationships with our partners, who supply us with necessary components to the services and solutions we offer our customers, are also critical to our ability to provide many of our services and solutions that address customer demands. There can be no assurance that we will be able to maintain such relationships, including in light of our separation from IBM. Among other things, such partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products, impairing our ability to provide the services and solutions demanded by customers. Further, changes in the business condition (financial or otherwise) of these suppliers or partners could subject us to losses and affect our ability to bring our offerings to market. Additionally, the failure of our suppliers and partners to deliver products and services in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect our business. Any defective products or inadequate services received from suppliers or partners could reduce the reliability of our services and harm our reputation.

If we are unable to attract and retain key personnel and other skilled employees, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will, and key employees may leave us. We intend to continue to hire additional highly qualified personnel but may not be able to attract, assimilate or retain similarly qualified personnel in the future.

In addition, much of our future success depends on the continued service, availability and integrity of skilled employees, including technical, sales and staff resources. Skilled and experienced personnel in the areas where we compete are in high demand, and competition for their talents is intense. Our inability to retain skilled employees could intensify the adverse impact of a shortage of critical skills. Changing demographics and labor workforce trends also may result in a shortage of or insufficient knowledge and skills. Further, as global opportunities and industry demand shift, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Any failure to attract, integrate, motivate and retain these employees could harm our business.

Due to our global presence, our business and operations could be adversely impacted by local legal, economic, political, health and other conditions, including the COVID-19 pandemic.

We are a globally integrated company and have operations worldwide. Changes in the laws or policies of the countries in which we operate, or inadequate development or enforcement of such laws or policies, could affect our business and our overall results of operations. Further, we may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology industry. Our results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships among those countries. As we expand our customer base and the scope of our offerings, both within the United States and globally, we may be further impacted by additional regulatory or other risks, including compliance with U.S. and foreign data privacy requirements, data localization requirements, labor relations laws, enforcement of intellectual property protection laws, laws relating to anti-corruption, anti-competition regulations, and import, export and trade restrictions. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect our ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by us to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters including those that could be related to climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, our operations and supply chain, and our ability to source and deliver solutions to our customers. For example, the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption. In the current macroeconomic environment, customers continue to balance short-term challenges and opportunities for transformation. While some customers have begun to accelerate their digital transformation and increase their expenditures, the short-term priorities of other customers continue to be focused on operational stability, flexibility and cash preservation, and as such, we may experience some disruptions in transactional performance. Additionally, customers’ short-term priorities, as well as quarantines, limitations on travel, supply chain disruptions and other factors associated with the COVID-19 pandemic have resulted and may continue to result in delays in some services projects.

A downturn in the economic environment and customer spending budgets could adversely impact our business.

Our overall performance depends in part on global macroeconomic and geopolitical conditions, which can change suddenly and unpredictably. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations. If overall demand for our solutions decreases, or if customers decide to reduce their spending budgets as a result of such conditions, including those associated with the COVID-19 pandemic, our revenue and profit could be materially and adversely impacted.

Damage to our reputation could adversely impact our business.

Our reputation may be susceptible to damage by events such as significant disputes with customers, internal control deficiencies, delivery failures, cybersecurity incidents, government investigations or legal proceedings or actions of current or former customers, directors, employees, competitors, vendors, alliance partners or joint venture partners. If we fail to gain a positive reputation as leader in our field, or if our brand image is tarnished by negative perceptions, our ability to attract and retain customers and talent could be impacted.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive or “sole-source” basis. Our bids are priced upon, among other items, the expected cost to provide the services. We are dependent on our internal forecasts and predictions about our projects and the marketplace and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Moreover, inflation can adversely affect us by increasing our costs and, if we are unable to adjust our pricing, revenue or costs, can adversely affect the profitability of our contracts. If we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

Service delivery issues could adversely impact our business and operating results.

We have customer agreements in place that include certain service-level commitments. If we are unable to meet such commitments, we may be contractually obligated to pay penalties or provide these customers with service credits for a portion of the service fees paid by our customers. However, we cannot be assured that our customers will accept these penalties or credits in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in customer dissatisfaction or loss and have an adverse effect on our business, financial condition and results of operations.

Risks from acquisitions, alliances and dispositions include integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels.

Subject in certain circumstances to the consent of IBM under the Tax Matters Agreement, as discussed in “- Risks Relating to our Recent Spin-off from IBM,” we may decide to make acquisitions, alliances and dispositions in furtherance of our strategy. Such transactions can present significant challenges and risks, and there can be no assurances that we will identify or manage such transactions successfully or that strategic opportunities will be available to us on acceptable terms or at all. The related risks include our failure to achieve strategic objectives, our failure to achieve anticipated revenue improvements and cost savings, our failure to retain key strategic relationships of acquired companies, our failure to retain key personnel and our assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as our failure to close planned transactions. Such transactions may require us to secure financing, and our indebtedness may limit the availability of financing to us or the favorability of the terms of available financing. If we do acquire other companies, we may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. If our goodwill or net intangible assets become impaired, we may be required to record a charge to our income statement as we did in the quarter ended December 31, 2021. See “⸺We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or long-lived assets become impaired.”

We could be adversely impacted by our business with government customers.

Our customers include numerous governmental entities within and outside the United States, including foreign governments and U.S. state and local entities. Some of our agreements with these customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our services. Also, government contracts tend to have additional requirements beyond commercial contracts and, for example, may contain provisions providing for higher liability limits for certain losses. In addition, we could be suspended or debarred as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact our results of operations, financial results and reputation.

Intellectual property matters could adversely impact our business.

Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours, nor can there be any assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. Our ability to protect our intellectual property could also be impacted by changes to existing laws, legal principles and regulations governing intellectual property. Further, we rely on third-party intellectual property rights, open-source software, and other third-party software in providing some of our services and solutions, and there can be no assurances that we will be able to obtain from third parties the licenses we need in the future. If we cannot obtain licenses to third party intellectual property on commercially reasonable terms, or if we must obtain alternative or substitute technology or redesign services, our business may be adversely affected. Additionally, we cannot be sure that our services and solutions, or the solutions of others that we offer to our customers, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we, our customers or parties indemnified by us are infringing upon their intellectual property rights. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including patent assertion entities and non-practicing entities. These claims, even if we believe they have no merit, could subject us to a temporary or permanent injunction or damages, harm our reputation, divert management attention and resources, and cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Even if we have an agreement providing for third parties to indemnify us for the foregoing claims, the indemnifying parties may be unwilling or unable to fulfill their contractual obligations.

We have recorded significant goodwill impairment charges and may be required to record additional charges to future earnings if our goodwill or long-lived assets become impaired.

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to review our goodwill for impairment at least annually, and to review goodwill and long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our long-lived assets and/or goodwill to be reviewed for impairment include a sustained decline in stock price, a substantial decline in business performance or other entity-specific events such as changes in business management and strategy. In the fourth quarter of 2021, we reviewed our long-lived assets and goodwill for impairment and identified certain reporting units in which the carrying value of the reporting unit exceeded the fair value. Consequently, the Company recorded a non-cash impairment charge of $469 million in the fourth quarter. We may be required to record additional non-cash impairment charges during any period in which we determine that our goodwill or long-lived assets are impaired, which could adversely affect our results of operations. As of December 31, 2021, our goodwill balance was $732 million, which represented 6% of total consolidated assets. See Note 10 – Intangible Assets Including Goodwill to our financial statements included elsewhere in this report for additional information about our 2021 goodwill impairment.

Risks Relating to Cybersecurity and Data Privacy

Cybersecurity and privacy considerations could adversely impact our business.

We maintain information, including confidential and proprietary information, in digital form regarding our business and information of our customers, contractors, business partners, vendors, employees, competitors and other third parties. We also rely on third-party vendors to provide certain digital services in connection with our business. There are numerous and evolving risks to our cybersecurity and privacy, including risks originating from intentional acts of criminal hackers, hacktivists and nation states; from intentional and unintentional acts of customers, contractors, business partners, vendors, employees, competitors and other third parties; and from errors in processes or technologies, as well as the risks associated with an increase in the number of customers, contractors, business partners, vendors, employees and other third parties working remotely as a result of the COVID-19 pandemic. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering to fraudulently induce customers, contractors, business partners, vendors, employees and other third parties to disclose information, transfer funds or unwittingly provide access to systems or data. We are at risk of security breaches not only of our own services, systems and networks, but also those of customers, contractors, business partners, vendors, employees and other third parties.

Cyber threats are continually evolving, making it difficult to defend against certain threats and vulnerabilities that can persist undetected over extended periods of time. Our services, systems and networks, including cloud-based systems and systems and technologies that we maintain on behalf of our customers, may be used in critical Company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including valuable intellectual property, other proprietary or confidential data, regulated data, and personal information of employees, customers and others. These services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Successful cybersecurity attacks or other security incidents with respect to our systems or those of our third-party vendors could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, customer or other third-party data or systems; theft or import or export of sensitive, regulated or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, crypto mining, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, we, our customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss.

The cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In our industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for us and our customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of the business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on us or our customers. Cybersecurity risk to us and our customers also depends on factors such as the actions, practices and investments of customers, contractors, business partners, vendors and other third parties. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to Company, customer or other third-party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although we continuously take significant steps to mitigate cybersecurity risk across a range of functions, such measures can never eliminate the risk entirely or provide absolute security. To date, while we continue to monitor for, identify, investigate, respond to, remediate and develop plans to quickly recover from cybersecurity incidents, there have not been cybersecurity incidents that have had a material adverse effect on us, though there is no assurance that there will not be cybersecurity incidents that will have a material adverse effect in the future.

As we are a global enterprise, the regulatory environment with regard to cybersecurity, privacy and data protection issues to which we are subject is increasingly complex and will continue to impact our business, including through increased risk, increased costs, and expanded or otherwise altered compliance obligations. As our reliance on data grows, the potential impact of regulations on our business, risks, and reputation will grow accordingly. The enactment and expansion of data protection and privacy laws and regulations around the globe, including an increased focus on international data transfer mechanisms driven by the European Court of Justice decision in the Schrems II matter; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity; the potential for damages, fines and penalties; and the potential regulation of new and emerging technologies, such as artificial intelligence, will continue to result in increased compliance costs and risks. Any additional costs and penalties associated with increased compliance, enforcement and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

Risks Relating to Laws and Regulations

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

We are subject to numerous, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, ESG initiatives, anti-competition, anti-money-laundering, data privacy and protection, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations, including emerging markets where legal systems may be less developed or understood by us, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business, unfavorable publicity and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our customers. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

In particular, in many parts of the world, including countries in which we operate and/or seek to expand, practices in the local business community might not conform to international business standards and could violate anti-corruption laws, or regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010. Our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate could take actions that violate policies or procedures designed to promote legal and regulatory compliance or applicable anti-corruption laws or regulations. Violations of these laws or regulations by us, our employees or any of these third parties could subject us to criminal or civil enforcement actions (whether or not we participated or knew about the actions leading to the violations), including fines or penalties, disgorgement of profits and suspension or disqualification from work, including U.S. federal contracting, any of which could materially adversely affect our business, including our results of operations and our reputation.

Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services or could impose additional taxes on our services. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred on-shore, resulting in greater costs to us.

Tax matters could impact our results of operations and financial condition.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (OECD) continues to issue guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government, which may also adversely impact our income taxes. In addition, it is likely that our tax returns could be examined by taxing authorities in the jurisdictions in which we do business. While we regularly assess the likelihood of adverse outcomes resulting from these examinations in order to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these examinations will not have an adverse effect on the Company’s provision for income taxes and cash flows.

We are subject to legal proceedings and investigatory risks.

As a company with approximately 90,000 employees and with customers in over 100 countries, we are or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of our business. The risks associated with such legal proceedings are described in more detail in Note 13 – Commitments and Contingencies in the financial statements elsewhere in this report. We believe that we have adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

We could incur costs for regulated environmental matters.

We are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection. We could incur costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws and regulations. In addition, if we were to violate or become liable under environmental laws and regulations our reputation could be harmed, which could have a negative impact on demand for our products and services. Compliance with environmental laws and regulations is not expected to have a material adverse effect on our financial position, results of operations and competitive position.

We could be materially and adversely affected by increased focus on and demands from customers, investors and regulators with respect to climate change and environmental, social and governance issues.

Global climate change is the result of increasing carbon emissions and has been linked to increasing environmental degradation and increased incidence of natural disasters. Governments are implementing local, national and international regulations, taxes and carbon mechanisms to reduce these emissions. If we do not meet these demands, our business and operations may be negatively impacted. In addition, investors have linked corporate risks and management of ESG to sustainable profits and growth. ESG includes not only environmental issues but also human rights, diversity, responsible supply chain management, ethics, cybersecurity and privacy concerns. We risk divestment and challenges to corporate practices and policies if we do not meet the ESG expectations of stockholders. Further, employees and customers may seek employment opportunities, products and services that offer ESG benefits and/or minimize ESG risks. If we fail to meet these demands, it may negatively impact our business and damage our reputation.

Risks Relating to Financing and Capital Markets Activities

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital and adversely impact our financial performance.

Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to obtain additional debt financing. Moreover, a reduction in our rating to below certain levels could cause certain customers to reduce or cease to do business with us, which would adversely impact our financial performance.

The commercial and credit environment may adversely affect our access to capital.

Our ability to issue debt or enter into other financing arrangements on acceptable terms could be adversely affected if there is a material decline in the demand for our services or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. These conditions may adversely affect our credit ratings.

Our financial performance could be adversely impacted by changes in market liquidity conditions and by customer credit risk on receivables.

Our financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic. Our earnings and cash flows, as well as our access to funding, could be negatively impacted by changes in market liquidity conditions. Our customer base includes many worldwide enterprises, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of our revenue coming from global customers across many sectors. If we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for credit losses, which could affect our net income in the period the adjustments are made.

Our results of operations and financial condition could be negatively impacted by our pension plans.

Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of our pension trust assets and its future estimated pension liabilities. As a result, our financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, we could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact our financial flexibility. Further, our results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue.

We are exposed to currency risk that could adversely impact our revenue and business.

We derive a significant percentage of our revenues and costs from our affiliates operating in local currency environments, and those results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar, as well as sudden shifts in regional or global economic activity such as those associated with the COVID-19 pandemic. In addition, large changes in foreign exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers to these local competitors. Further, as we grow our international operations, our exposure to foreign currency risk could become more significant. Our hedging strategies may not fully mitigate our foreign currency risk or may prove disadvantageous.

Risks Relating to our Recent Spin-off from IBM

The Spin-off may not achieve some or all of the anticipated benefits.

We may not realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from the Spin-off, or such benefits may be delayed by a variety of circumstances, which may be outside of our control. As an independent publicly-traded company, we are smaller and less diversified with a narrower business focus than IBM and may be more vulnerable to changing market conditions, which could materially and adversely affect our business, financial condition and results of operations.

The Spin-off could result in significant tax liability to IBM and its stockholders if it is determined to be a taxable transaction.

Prior to the Spin-off, IBM received a private letter ruling from the Internal Revenue Service (“IRS”) together with a written opinion of Paul, Weiss, Rifkind, Wharton & Garrison LLP to the effect that, among other things, the Distribution, including IBM’s retention of 19.9% of the shares of our common stock, will qualify as a transaction that is tax-free for U.S. federal income tax purposes under the Internal Revenue Code of 1986 (the “Code”).

The opinion of counsel does not address any U.S. state or local or foreign tax consequences of the Spin-off. The opinion of counsel and the private letter ruling rely on certain facts, assumptions, representations and undertakings from IBM and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, IBM and its stockholders may not be able to rely on the private letter ruling or the opinion of counsel and could be subject to significant tax liabilities. The opinion of counsel is not binding on the IRS or the courts, and there can be no assurance that the IRS or a court will not take a contrary position. Notwithstanding the private letter ruling or opinion of counsel, the IRS could determine on audit that the Distribution or any of certain related transactions is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in the stock ownership of IBM or us after the Distribution.

If the Distribution were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, each stockholder that is subject to U.S. federal income tax who received our common stock in the Distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (i) a taxable dividend to such stockholder to the extent of that such stockholder’s pro rata share of IBM’s current or accumulated earnings and profits; (ii) a reduction in such stockholder’s basis (but not below zero) in IBM common stock to the extent the amount received exceeds the stockholder’s share of IBM’s earnings and profits; and (iii) taxable gain from the exchange of IBM common stock to the extent the amount received exceeded the sum of such stockholder’s share of IBM’s earnings and profits and such stockholder’s basis in its IBM common stock.

If the Spin-off were determined not to qualify as tax-free for U.S. federal income tax purposes, we could have an indemnification obligation to IBM, which could adversely affect our business, financial condition and results of operations.

If, as a result of any of our representations being untrue or our covenants being breached, the Spin-off were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Code, we could be required to indemnify IBM for the resulting taxes and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.

In addition, if we or our stockholders were to engage in transactions that resulted in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, the Distribution would generally be taxable to IBM, but not to its stockholders, under Section 355(e) of the Code, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions. If the Distribution were taxable to IBM due to such a 50% or greater change in ownership of our stock, IBM would recognize gain equal to the excess of the fair market value on the Distribution Date of our common stock distributed to IBM stockholders over IBM’s tax basis in our common stock, and we generally would be required to indemnify IBM for the tax on such gain and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations. See Part III. Item 13, “Certain Relationships and Related Transactions, and Director Independence – Agreements with IBM – Tax Matters Agreement.”

We agreed to numerous restrictions to preserve the tax-free treatment of the Spin-off, which may reduce our strategic and operating flexibility.

To preserve the tax-free nature of the Spin-off and related transactions, we agreed in the Tax Matters Agreement with IBM to covenants and indemnification obligations that address compliance with Section 355 of the Code and related provisions of the Code, as well as state, local and foreign tax law. These covenants include certain restrictions on our activity for a period of two years following the Spin-off. Specifically, we are subject to certain restrictions on our ability to enter into acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock or assets. In addition, under the Tax Matters Agreement, we may be required to indemnify IBM against any such tax liabilities as a result of the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock, but excluding certain compensatory arrangements), and sales of assets outside the ordinary course of business. These covenants and indemnification obligations may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable. See Part III, Item 13, “Certain Relationships and Related Transactions, and Directors Independence – Agreements with IBM – Tax Matters Agreement.”

Our accounting and other management systems and resources may not be adequately prepared to meet the financial reporting and other requirements to which we are subject following the Spin-off.

As a result of the Spin-off, we are subject to reporting and other obligations under the U.S. Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Beginning with our second required Annual Report on Form 10-K, we intend to comply with Section 404 of the Sarbanes Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), which will require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm on the effectiveness of internal control over financial reporting. These reporting and other obligations may place significant demands on management, administrative and operational resources, including accounting systems.

The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. Under the Sarbanes Oxley Act, we are required to maintain effective disclosure controls and procedures and internal controls over financial reporting. To comply with these requirements, we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff. We expect to incur additional annual expenses for the purpose of addressing these, and other public company reporting, requirements. If we are unable to upgrade our financial and management controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with financial reporting requirements and other rules that apply to reporting companies under the Exchange Act could be impaired, and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. Any failure to achieve and maintain effective internal controls could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Certain of our employees may have actual or potential conflicts of interest because of their financial interests in IBM.

Because of their former positions with IBM, certain of our executive officers own equity interests in both us and IBM. Continuing ownership of IBM shares could create, or appear to create, potential conflicts of interest if we face decisions that could have implications for both us and IBM. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and IBM regarding the terms of the agreements governing the separation and distribution and our relationship with IBM. Potential conflicts of interest may also arise out of any commercial arrangements that we or IBM may enter into in the future.

We or IBM may fail to perform under various transaction agreements that were executed as part of the Separation.

In connection with the Separation, we and IBM entered into various transaction agreements related to the Spin-off. These agreements also govern our relationship with IBM following the Spin-off. We rely on IBM to satisfy its performance obligations under these agreements. If we or IBM are unable to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, results of operations and financial condition could be adversely affected. See “Certain Relationships and Related Transactions, and Directors Independence” in Part III, Item 13 of this report.

Risks Relating to Our Common Stock and the Securities Market

Substantial sales of our common stock may occur in the future, including the disposition by IBM of our shares of common stock that it retained after the Distribution, which could cause our stock price to decline.

IBM owns 19.9% of our outstanding common stock. We understand that IBM currently intends to dispose of all of our common stock that it retained after the Distribution through one or more subsequent exchanges of our common stock for IBM debt held by one or more investment banks or, if market and general economic conditions and sound business judgment do not support such exchanges during the twelve-month period following the Distribution, IBM may dispose of such common stock (i) through distributions to IBM stockholders as dividends or in exchange for outstanding shares of IBM common stock, in each case during the twelve-month period following the Distribution or (ii) in one or more public or private sale transactions (including potentially through secondary transactions) as soon as practicable, taking into account market and general economic conditions and sound business judgment, but in no event later than five years after the Distribution. Prior to the Distribution, we entered into a stockholder and registration rights agreement under which we agreed, upon the request of IBM, to use our reasonable best efforts to effect a registration under applicable federal and state securities laws of any shares of our common stock retained by IBM, to facilitate IBM’s disposition of our common stock. See Part III, Item 13, “Certain Relationships and Related Transactions, and Directors Independence – Agreements with IBM – Stockholder and Registration Rights Agreement.”

The sales of significant amounts of our common stock or the perception in the market that such sales might occur may decrease the market price of our common stock.

Holders of our common stock may be diluted due to future equity issuances.

In the future, holders of our common stock may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including any equity awards that we will grant to our directors, officers and employees. Such awards have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock. We plan to issue additional stock-based awards, including annual awards, new hire awards and periodic retention awards, as applicable, to our directors, officers and other employees under our employee benefits plans as part of our ongoing equity compensation program.

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law may discourage takeovers and limit the power of our stockholders.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that (i) provide for staggered terms for directors on our Board for a period following the Spin-off; (ii) establish advance notice requirements for stockholder nominations and proposals; (iii) provide for the removal of directors only for cause during the time the Board is classified; (iv) limit the ability of stockholders to call special meetings or act by written consent; and (v) provide the Board the right to issue shares of preferred stock without stockholder approval. In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that you may favor.

These and other provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent certain types of transactions involving an actual or a threatened acquisition or change in control, including unsolicited takeover attempts, even though the transaction may offer our stockholders the opportunity to sell their shares of our common stock at a price above the prevailing market price. Our Board believes these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or prevent an acquisition that the Board determines is not in our and our stockholders’ best interests.

Our Amended and Restated Certificate of Incorporation provides that certain courts in the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Amended and Restated Certificate of Incorporation provides, in all cases to the fullest extent permitted by law, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder to us or our stockholders, any action asserting a claim arising pursuant to the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery located in the State of Delaware or any action asserting a claim governed by the internal affairs doctrine or any other action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, or any action asserting a claim arising under the DGCL, our Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, the action may be brought in the United States District Court for the District of Delaware. The exclusive forum provision provides that it will not apply to claims arising under the Securities Act, the Exchange Act or other federal securities laws for which there is exclusive federal or concurrent federal and state jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and, to the fullest extent permitted by law, to have consented to the provisions of our Amended and Restated Certificate of Incorporation described above. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, other employees or stockholders, which may discourage such lawsuits against us and our directors, officers, other employees or stockholders. However, the enforceability of similar forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings. If a court were to find the exclusive choice of forum provision contained in our Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.

Item 1B. Unresolved Staff Comments:

None.

Item 2. Properties:

As of December 31, 2021, we owned or leased approximately 27.4 million square feet of space worldwide, a summary of which is provided below. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

	U.S.		Japan		Principal Markets		Strategic Markets		Total
	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet
	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)
Leased	28	5.2	52	1.5	144	10.0	148	5.9	372	22.7
Owned	3	3.1	—	—	8	0.9	4	0.8	15	4.7
Total	31	8.3	52	1.5	152	10.8	152	6.7	387	27.4

Our principal executive offices, including our global headquarters, are located at New York, New York. We believe that our facilities are sufficient for our current needs.

Item 3. Legal Proceedings:

Refer to Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Form 10-K.

Item 4. Mine Safety Disclosures:

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol KD.

As of March 4, 2022, there were approximately 280,520 record holders of our common stock. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

Since the Separation, we have not paid, and we currently do not plan to pay, cash dividends on our common stock.

Stock Performance Graph

The graph below compares the cumulative total return of holders of our common stock with the cumulative total return of the S&P 400 Midcap index and S&P IT Sector index. The graph tracks the performance of a $100 investment in our common stock and in each index from November 4, 2021, the date our stock commenced regular-way trading on the NYSE, to December 31, 2021.

120
100
80
60
40
20
-
11/4/2021
11/11/2021
11/18/2021
11/25/2021
12/2/2021
12/9/2021
12/16/2021
12/23/2021
12/30/2021
Kyndryl Holdings, Inc.
S&P400 MidCap Index
S&P 400 IT Sector GICS Level 1 Index

	11/04/2021	11/30/2021	12/31/2021
Kyndryl Holdings, Inc.	100.00	59.70	67.40
S&P400 MidCap Index	100.00	92.52	96.06
S&P 400 IT Sector GICS Level 1 Index	100.00	90.47	94.18

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

Included below are year-over-year comparisons between 2021 and 2020. For further information on year-over-year comparisons between 2020 and 2019 not covered in the “Segment Results” below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10 for the period, which was filed with the SEC on September 28, 2021.

	Year Ended December 31,
(Dollars in millions)	2021	2020
Revenue	$18,657	$19,352
Revenue growth (GAAP)	(4)%	(5)%
Revenue growth in constant currency(1)	(5)%	(5)%
Net income (loss)	(2,319)	(2,011)
Adjusted EBITDA(1)	2,049	2,179

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see “⸺Segment Results.”

	At December 31,
(Dollars in millions)	2021	2020
Assets	$13,213	$11,205
Liabilities	10,511	6,274
Equity	2,702	4,931

Organization of Information

Kyndryl was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the managed infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, IBM distributed shares representing 80.1% of Kyndryl’s outstanding common stock to holders of record of IBM’s common stock as of the close of business on October 25, 2021, in a Spin-off that is tax-free for U.S. federal tax purposes. Following the distribution, Kyndryl became an independent, publicly-traded company and is the world’s leading managed infrastructure services provider.

Kyndryl utilized allocations and carve-out methodologies through the date of distribution to prepare historical financial statements. The consolidated financial statements for periods prior to the Separation herein may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate, standalone company during the historical periods presented. For additional information, see “Basis of Presentation” in Note 1 – Significant Accounting Policies to the accompanying Consolidated Financial Statements.

Financial Performance Summary

Macro Dynamics

The COVID-19 pandemic and related macroeconomic uncertainty beginning in March 2020 caused many clients to experience declines in their business volumes and resulted in client priorities shifting toward maintaining operational stability, flexibility, and preservation of cash. The declines in business volumes and shifting client priorities negatively impacted demand for technology services in 2020.

In 2021, we saw a broad-based macroeconomic recovery in most regions of the world. Demand for technology services rebounded, as large organizations again demonstrated a need for assistance in designing, building, managing and modernizing their technology systems. Most economists, including the International Monetary Fund, expect global macroeconomic growth to continue in 2022.

2021 Financial Performance

In 2021, we reported $18.7 billion in revenue, a decline of 4 percent when compared to the prior year primarily driven by lower contract volumes due to existing and new clients pausing activities during our planned Separation from our former Parent, as well as expected price declines in certain new and renewed customer contracts. This was a consistent trend across all segments. United States revenue declined 5 percent, Japan declined 4 percent, Principal Markets declined 1 percent and Strategic Markets declined 5 percent compared to 2020. Net loss of $2.3 billion increased by $308 million versus the prior year. The current year Net loss includes a goodwill impairment charge of $469 million, transaction-related costs of $627 million and litigation charges for certain long-standing claims and disputes of $52 million, as well as cost allocations from our former Parent.

2020 Financial Performance

In 2020, we reported $19.4 billion in revenue, a decline of 5 percent when compared to the prior year which was primarily driven by declines in the United States. Revenue declined primarily due to a reduction in client volumes within industries heavily impacted by the global pandemic. Net loss was $2.0 billion, an increase of $1.1 billion when compared to the prior year, primarily due to higher workforce rebalancing charges of $759 million. We took these structural actions to simplify and optimize our operating model.

Basis of Presentation

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions. COVID-19 has had and we expect will continue to have, significant effects on economic activity, on demand for our services and on our results of operations in 2022.

Prior to November 4, 2021, the accompanying financial statements of Kyndryl were derived from the consolidated financial statements and accounting records of the Parent as if the Company operated on a standalone basis during the periods presented and were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Historically, the Company consisted of the managed infrastructure services unit of the Parent’s Global Technology Services segment and did not operate as a separate standalone company. Accordingly, the Parent had reported the financial position and results of operations, cash flows and changes in equity of the Company in the Parent’s consolidated financial statements.

The accompanying financial statements through the Separation date reflect allocations of certain IBM corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, gross profit, asset or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by Kyndryl during the periods presented. The accompanying financial statements through the Separation date may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as an independent company during the periods presented.

After the Separation on November 3, 2021, the Company’s financial statements for the periods from November 4, 2021, through December 31, 2021, are consolidated financial statements based on our reported results as a standalone company. All significant transactions and accounts between Kyndryl entities were eliminated. All significant intercompany transactions between IBM and Kyndryl prior to the Separation were included within Net Parent investment on the accompanying Consolidated Financial Statements.

Prior to the Separation, our operations were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by IBM, where applicable. The Company also files certain separate foreign income tax returns. For purposes of the historical periods presented on a “carve-out” basis, the income tax provisions have been calculated using the separate return basis, as if we filed separate tax returns.

Post-Separation, the income tax provisions are calculated based on Kyndryl’s operating footprint, as well as tax return elections and assertions. Current income tax liabilities including amounts for unrecognized tax benefits related to our activities included in IBM’s income tax returns were deemed to be immediately settled with IBM through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from Parent in the financing activities section in the Consolidated Statement of Cash Flows.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation.

Segment Results

As a result of the Separation, in the fourth quarter of 2021, the Company implemented a new operating model and reporting structure resulting in four reportable segments: United States, Japan, Principal Markets and Strategic Markets. Principal Markets consists of our operations in Australia/New Zealand, Canada, France, Germany, Italy, India, Spain/Portugal and United Kingdom/Ireland. Strategic Markets consists of our operations in all other countries. In addition to this change, the measures of segment operating performance changed to revenue and adjusted EBITDA.

The following table presents our reportable segments’ revenue and adjusted EBITDA for the years ended December 31, 2021, 2020 and 2019. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Year Ended December 31,			Year-over-Year Change
(Dollars in millions)	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenue
United States	$4,805	$5,084	$5,340	(5)%	(5)%
Japan	2,923	3,042	2,929	(4)%	4%
Principal Markets	7,085	7,187	7,587	(1)%	(5)%
Strategic Markets	3,844	4,040	4,424	(5)%	(9)%
Total revenue	$18,657	$19,352	$20,279	(4)%	(5)%
Revenue growth in constant currency(1)	(5)%	(5)%
Adjusted EBITDA(1)
United States	$757	$859	$855	(12)%	0%
Japan	823	924	757	(11)%	22%
Principal Markets	144	162	430	(11)%	(62)%
Strategic Markets	479	386	662	24%	(42)%
Corporate and other(2)	(154)	(153)	(144)	NM	NM
Total adjusted EBITDA(1)	$2,049	$2,179	$2,561	(6)%	(15)%

NM – not meaningful

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP.

(2)    Represents net amounts not allocated to segments

We report our financial results in accordance with GAAP. We also present certain non-GAAP financial measures to provide useful supplemental information to investors. We provide these non-GAAP financial measures as we believe it improves visibility to underlying results and the impact of management decisions on operational performance and enables better comparison to peer companies.

Revenue growth in constant currency is a non-GAAP measure that eliminates the effects of exchange rate fluctuations when translating from foreign currencies to the United States dollar. It is calculated by using the average exchange rates that existed for the same period of the prior year. Constant-currency measures are provided so that revenue can be viewed without the effect of fluctuations in currency exchange rates, which is consistent with how management evaluates our revenue results and trends.

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), pension costs other than pension servicing costs and multi-employer plan costs, early extinguishment of debt charges, workforce rebalancing and restructuring charges, transaction-related and integration-related items, goodwill and long-lived asset impairment charges, foreign currency impacts of highly inflationary countries, significant litigation costs, stock-based compensation expense and income taxes. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business. We provide this non-GAAP financial measure as we believe it improves visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of GAAP net income (loss) to adjusted EBITDA:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net income (loss)	$(2,319)	$(2,011)	$(943)
Provision for income taxes	397	246	364
Workforce rebalancing charges	39	918	159
Transaction-related costs	627	21	0
Stock-based compensation expense	71	64	51
Impairment expense	469	—	—
Interest expense	64	63	76
Depreciation expense	1,300	1,445	1,469
Amortization expense	1,314	1,408	1,335
Other adjustments *	88	25	50
Adjusted EBITDA (non-GAAP)	$2,049	$2,179	$2,561

*    Other adjustments represents pension expense other than pension servicing costs and multi-employer plan costs, significant litigation costs and currency impacts of highly inflationary countries.

United States

	Year Ended December 31,		Year-over-Year
(Dollars in millions)	2021	2020	Change
Revenue	$4,805	$5,084	(5)%
Adjusted EBITDA	757	859	(12)%

For the year ended December 31, 2021, United States revenue of $4.8 billion decreased 5 percent as compared to the prior year, primarily driven by lower contract volumes due to clients pausing activities during the pandemic and our planned Separation as well as lower pricing. Adjusted EBITDA decreased $102 million from the prior year, primarily due to lower revenue, partially offset by cost reductions. For the year ended December 31, 2020, United States revenue of $5.1 billion decreased 5 percent as compared to the prior year, driven by declines across the contract portfolio and impacts from the COVID-19 pandemic. Adjusted EBITDA increased $4 million from the prior year benefited from travel and discretionary cost reductions due to the COVID-19 pandemic as well as realizing benefits from structural actions taken in first quarter of 2020.

Japan

	Year Ended December 31,		Year-over-Year
(Dollars in millions)	2021	2020	Change
Revenue	$2,923	$3,042	(4)%
Revenue growth in constant currency	(1)%	2%
Adjusted EBITDA	823	924	(11)%

For the year ended December 31, 2021, Japan revenue of $2.9 billion decreased 4 percent as compared to the prior year. Revenue decreased primarily as a result of currency exchange rates. Adjusted EBITDA decreased $101 million from the prior year largely due to decreased revenue. For the year ended December 31, 2020, Japan revenue of $3.0 billion increased 4 percent as compared to the prior year driven by strong performance in new client contracts. Adjusted EBITDA increased $167 million from the prior year behind the strength of revenue growth mixed with lower travel and discretionary costs due to the COVID-19 pandemic.

Principal Markets

	Year Ended December 31,		Year-over-Year
(Dollars in millions)	2021	2020	Change
Revenue	$7,085	$7,187	(1)%
Revenue growth in constant currency	(6)%	(6)%
Adjusted EBITDA	144	162	(11)%

For the year ended December 31, 2021, Principal Markets revenue of $7.1 billion decreased 1 percent as compared to the prior year. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation partially offset by a favorable currency exchange rate impact of 4 points, primarily driven by the weakening of the U.S. dollar against the euro and British pound. Adjusted EBITDA decreased $18 million from the prior year, primarily due to lower revenue, partially offset by cost reductions from structural actions taken in the prior year. For the year ended December 31, 2020, Principal Markets revenue of $7.2 billion decreased 5 percent as compared to the prior year, driven by declines across the contract portfolio and impacts from the COVID-19 pandemic. Adjusted EBITDA decreased $268 million from the prior year, primarily due to revenue decline in these higher fixed-cost European countries.

Strategic Markets

	Year Ended December 31,		Year-over-Year
(Dollars in millions)	2021	2020	Change
Revenue	$3,844	$4,040	(5)%
Revenue growth in constant currency	(7)%	(7)%
Adjusted EBITDA	479	386	24%

For the year ended December 31, 2021, Strategic Markets revenue of $3.8 billion decreased 5 percent as compared to the prior year. Revenue decreased due to certain joint-ventures not transferring to us in connection with the Separation and impacts from exiting low-margin accounts, partially offset by a favorable currency exchange rate impact of 2 points, primarily driven by the weakening of the U.S. dollar against the euro. Adjusted EBITDA increased $93 million from the prior year, primarily due to exiting low-margin accounts and realizing benefits from structural actions taken in the prior year. For the year ended December 31, 2020, Strategic Markets revenue of $4.0 billion decreased 9 percent as compared to the prior year, driven primarily by strategic decisions to exit certain loss-making contracts to strengthen our go-forward profit position. Adjusted EBITDA decreased $276 million from the prior year, primarily due to lower revenue as a result of both client volumes and pause of small-deal signings after the announcement of our Separation in the higher fixed-cost European countries.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $154 million in 2021 compared to a loss of $153 million in 2020. Corporate and other had an adjusted EBITDA loss of $144 million in 2019.

Costs and Expenses

	Year Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020
Revenue	$18,657	$19,352	100.0%	100.0%	(4)%
Cost of services	16,570	17,143	88.8%	88.6%	(3)%
Selling, general and administrative expenses	2,776	2,948	14.9%	15.2%	(6)%
Workforce rebalancing charges	39	918	0.2%	4.7%	(96)%
Transaction-related costs	627	21	3.4%	0.1%	NM
Impairment expense	469	—	2.5%	—%	—%
Interest expense	64	63	0.3%	0.3%	2%
Other (income) and expense	35	25	0.2%	0.1%	43%
Income (loss) before income taxes	$(1,922)	$(1,766)			NM

NM – not meaningful

Costs of services were 88.8% of revenue in 2021 compared to 88.6% in 2020, primarily driven by the impact of revenue decrease of advisory & implementation services and price decreases embedded in certain new and renewed contracts mostly offset by benefits realized from prior-year structural actions. Selling, general and administrative expenses were 14.9% of revenue in 2021 compared to 15.2% in 2020, primarily driven by benefits realized from prior-year structural actions, partially offset by additional legal liabilities recorded in the fourth quarter of 2021. Workforce rebalancing charges arising from structural actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to employees terminated in the ongoing course of business. Workforce rebalancing charges were 0.2% of revenue in 2021 compared to 4.7% in 2020, when the Company announced a significant workforce reduction, primarily in Europe, in the fourth quarter of 2020. Transaction-related costs were 3.4% of revenue in 2021 compared to 0.1% in 2020, primarily driven by costs related to our Separation, including legal, consulting, audit and other professional fees, information technology transition costs, and employee retention expenses. Impairment expenses were 2.5% of revenue in 2021, primarily driven by an impairment of goodwill we recorded in the fourth quarter of 2021. Interest expense was 0.3% of revenue in 2021 compared to 0.3% in 2020, and includes interest expense associated with the indebtedness we incurred in connection with our Separation. Other (income) and expenses were 0.2% of revenue in 2021 compared to 0.1% in 2020.

Transaction-related Charges

The process of completing our Separation involves significant costs and expenses. Transaction-related charges are primarily related to additional spend to establish certain standalone functions and information technology systems, professional services fees, employee retention expenses and other spend related to contract and supplier novation agreements. These costs primarily include items that are incremental and one-time in nature. Transaction-related charges totaled $627 million in 2021. Transaction-related charges recorded for the year ended December 31, 2020 and 2019 were $21 million and $0, respectively. The $498 million of transaction-related charges incurred in the periods prior to Separation had no tax effect due to the valuation allowances discussed in Note 5 – Taxes. The tax impact of the $129 million of transaction-related charges incurred post-Separation was $33 million.

Income Taxes

The Company’s consolidated provision for income taxes and effective tax rate were as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020
Provision for income taxes	$397	$246
Effective tax rate	(20.6)%	(13.9)%

In 2021 and 2020, we recorded income tax expense of $397 million and $246 million, respectively, on a pretax book loss, which resulted in a negative effective tax rate. Our 2021 income tax expense was primarily related to taxes on foreign operations generating taxable income, uncertain tax positions, and tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s Separation from IBM.

The effective tax rate for 2021 was lower compared to 2020 due primarily to tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s Separation and nondeductible goodwill impairment. For more information, see Note 5 – Taxes.

Financial Position

Dynamics

Cash and cash equivalents at December 31, 2021, were $2.2 billion, an increase of $2.2 billion when compared to prior year-end since Kyndryl’s cash was managed by the Parent’s centralized treasury system in 2020.

Total assets of $13.2 billion increased by $2.0 billion from December 31, 2020 predominantly driven by an increase in cash and cash equivalents of $2.2 billion driven by proceeds from debt issuances net of payment made to former Parent; an increase in accounts receivable of $835 million primarily driven by a reduction in factoring of receivables, new commercial activity with our former Parent, and receivables with the former Parent that are no longer settled immediately post-Separation; and an increase in right-of-use assets of $230 million primarily due to entering into post-Separation leases with the former Parent for spaces that are partially occupied by Kyndryl employees. These increases were partially offset by a decrease in property and equipment of $1.1 billion mainly driven by the disposal of certain properties with net book value of approximately $200 million, removal of property and equipment of approximately $300 million that were previously attributable to Kyndryl but did not transfer to Kyndryl upon Separation and depreciation outpacing capital expenditures in 2021, a decrease of goodwill of $497 million primarily due to an impairment charge of $469 million recorded in the fourth quarter of 2021 and a decrease of deferred costs of $460 million driven by lower revenue and joint ventures previously attributed to Kyndryl that did not transfer to Kyndryl upon Separation.

Total liabilities of $10.5 billion increased by $4.2 billion from December 31, 2020 primarily as a result of a $3.0 billion increase in indebtedness, an increase in value-added and income tax liabilities of $357 million because the Company’s tax liabilities were paid by the Parent through the Separation date, an increase of accounts payable of $221 million primarily due to commercial activity with our former Parent and balances owed to our former Parent that are no longer settled immediately post-Separation, an increase in right-of-use liabilities of $184 million primarily due to entering into post-Separation leases with the former Parent for spaces that are partially occupied by Kyndryl employees, and an increase in retirement and nonpension postretirement benefit obligations of $307 million driven by pension obligations transferred to Kyndryl after establishment of Kyndryl’s legal entities in the third quarter of 2021; see Note 1 – Significant Accounting Policies for more details. This was partially offset by a decrease in workforce rebalancing liabilities of $513 million driven by payments to employees. Total equity of $2.7 billion decreased $2.2 billion from year-end 2020, mainly driven by our loss from operations of $2.3 billion.

Overall pension funded status as of December 31, 2021, was 64% of estimated pension benefit obligation, an increase from 55% at year-end 2020.

Working Capital

	At December 31,
(Dollars in millions)	2021	2020
Current assets	$5,777	$2,843
Current liabilities	4,544	3,910
Working capital	$1,233	$(1,067)

Working capital increased $2.3 billion from the year-end 2020 position. Current assets increased $2.9 billion due to an increase of $2.2 billion in cash and cash equivalents primarily driven by proceeds from our debt issuance and an increase of $835 million in accounts receivable primarily driven by a reduction in factoring of receivables, new commercial activity with our former Parent, and receivables with the former Parent that are no longer settled immediately post-Separation. Current liabilities increased $633 million as a result of an increase in value-added and income taxes of $357 million, and an increase in accounts payable of $221 million primarily due to commercial activity with our former Parent and balances owed to our former Parent that are no longer settled immediately post-Separation.

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

	For the year ended December 31:
(Dollars in millions)	2021	2020
Net cash provided by (used in):
Operating activities	$(119)	$628
Investing activities	(572)	(953)
Financing activities	2,915	312
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(22)	1
Net change in cash, cash equivalents and restricted cash	$2,203	$(13)

The change in net cash used of $119 million compared to a net cash provided by operating activities of $628 million in prior year was driven by payments of workforce rebalancing liabilities of $370 million arising from restructuring actions taken by the former Parent in the fourth quarter of 2020 and cash used due to an increase in accounts receivable of $1.1 billion primarily driven by a reduction in factoring of receivables, new commercial activity with our former Parent, and receivables with the former Parent that are no longer settled immediately post-Separation; partially offset by an increase in operating liabilities and accrued costs of approximately $400 million that were established by the Company for the first time as an independent entity.

Net cash used by investing activities decreased $381 million in 2021 when compared to the prior year driven by sales of two data centers and lower capital expenditures than in 2020.

Net cash provided by financing activities increased $2.6 billion in 2021 when compared to the prior year driven by debt issuances of $3.0 billion, partially offset by a reduction in transfer from former Parent of $408 million.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and the Revolving Credit Agreement entered into in October 2021 will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Senior Unsecured Notes

In October 2021, in preparation for our Spin-off, we completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041 (the “Notes”). The Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in reliance on Regulation S of the Securities Act. The Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner. In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we will use commercially reasonable efforts to file and have declared effective a registration statement with respect to a registered offer to exchange each series of Notes for new notes with substantially identical terms by October 15, 2022. If the exchange offer is not completed on or before October 15, 2022, and under certain other circumstances, we are required to use commercially reasonable efforts to file and have declared effective a shelf registration statement relating to the resale of the Notes.

Term Loan and Revolving Credit Facility

In October 2021, we entered into a $500 million three-year variable rate term loan credit agreement (the “Term Loan Credit Agreement”). In November 2021, we drew down the full $500 million available under the Term Loan Credit Agreement.

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) for our future liquidity needs. The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements.

The Notes and the Credit Agreements were initially guaranteed by IBM. Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to IBM in conjunction with the Separation. Following the completion of the Separation, the guarantee was released, and the Notes and the Credit Agreements are no longer obligations of IBM.

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

Receivables Purchase Agreement

A portion of our receivables with extended payment terms were historically assigned to IBM’s Global Financing business. In connection with the assignment, these receivables were not recognized on the Company’s Consolidated Balance Sheet. In October 2021, in preparation for the Separation, we entered into a receivables purchase agreement with an unaffiliated bank with similar volumes to the amounts historically financed by IBM (the “Receivables Agreement”). Pursuant to the Receivables Agreement, we may sell at any one time, on a revolving basis, up to $1.1 billion of our trade receivables. Under the Receivables Agreement, from time to time, we sell certain customers’ trade receivables with extended payment terms at a discount on a non-recourse basis. These transactions are accounted for as sales. The initial term of the Receivables Agreement is 18 months.

Off-Balance Sheet Arrangements and Contractual Obligations

From time to time, we may enter into (i) off-balance sheet arrangements as defined by SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.” or (ii) purchase commitments, which we expect to use in the ordinary course of business.

At December 31, 2021, and December 31, 2020, we had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

At December 31, 2021, the Company’s material future contractual obligations were related to tax indemnifications, leases, debt and pension liabilities. See Note 5 – Taxes, Note 9 – Leases, Note 11 – Borrowings, Note 12 – Other Liabilities and Note 16 – Retirement-Related Benefits of Notes to the Company’s consolidated financial statements. Additionally, the Company uses several software and cloud partners to provides services to its customers. The majority of the Company’s purchase obligations relate to noncancelable commitments to those third parties. At December 31, 2021, we had short-term (in 2022), mid-term (in 2023 and 2024) and long-term (after 2024) purchase commitments in the amount of $0.8 billion, $1.5 billion and $1.1 billion, respectively.

Other Information

Signings

The following table presents the Company’s signings for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
($ in billions)	2021	2020
Total signings	$13.5	$17.8

A significant portion of the year-over-year decline in signings was driven by large renewals of existing client contracts in the first and third quarters of 2020.

The following table presents the total contract value for the Company’s signings greater than $100 million for new and existing customers for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
($ in millions)	2021	2020
New customers	$775	$1,484
Existing customers	$3,401	$6,770

We believe that the estimated values of signings provide insight into the Company’s potential future revenue and a tool to monitor trends in the business, including the business’ ability to attract new customers and sell additional scope into our existing customer base, and we believe signings are helpful information for investors. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, macroeconomic environment or external events.

Critical Accounting Estimates

The application of GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. Our significant accounting policies are described in Note 1 – Significant Accounting Policies to our consolidated financial statements.

The inputs into certain of our critical accounting estimates considered the macroeconomic impacts of the ongoing COVID-19 pandemic. These estimates included but were not limited to, the allowances for credit losses, the carrying values of goodwill and intangible assets and other long-lived assets, valuation allowances for tax assets and revenue recognition. The macroeconomic impacts of the COVID-19 pandemic did not have a material impact on our critical accounting estimates reflected in our 2021 results. Given the inherent uncertainty of the magnitude of future impacts from and/or the duration of the pandemic, our estimates may change materially in future periods.

A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity (e.g., 1 percent, 10 percent, etc.) are included to allow users of this report to understand a general effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted and estimates require regular review and adjustment.

Revenue Recognition

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are distinct performance obligations. In certain arrangements revenue is recognized based on progress toward completion of the performance obligation using a cost-to-cost measure of progress. The estimation of cost at completion is complex and requires us to make judgements and estimates. Other significant judgments include determining whether we are acting as the principal in a transaction and whether separate contracts should be combined and considered part of one arrangement.

Revenue recognition is also impacted by our ability to determine when a contract is probable of collection and to estimate variable consideration, including, for example, rebates, price concessions, service-level penalties and performance bonuses. We consider various factors when making these judgments, including a review of specific transactions, historical experience and market and economic conditions. Evaluations are conducted each quarter to assess the adequacy of the estimates. If the estimates were changed by 10 percent in 2021, the impact on net income would have been immaterial.

Costs to Complete Service Contracts

During the contractual period, revenue, cost and profits may be impacted by estimates of the ultimate profitability of each contract, especially contracts for which we use cost-to-cost method to measure progress. If at any time these estimates indicate the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately in cost. We perform ongoing profitability analyses of these services contracts in order to determine whether the latest estimates require updating. Key factors reviewed to estimate the future costs to complete each contract are future labor costs and product costs and expected productivity efficiencies.

Capitalization of Contract Costs

In connection with services arrangements, we incur and capitalize direct costs for transition and setup activities performed at the inception of these long-term contracts that are necessary to enable us to perform under the terms of the arrangement. These costs are capitalized and are amortized on a straight-line basis over the expected period of benefit. We perform periodic reviews to assess the recoverability of deferred contract transition and setup costs. To assess recoverability, undiscounted estimated cash flows of the contract are projected over its remaining life and compared to the carrying amount of contract-related assets, including the unamortized deferred cost balance. Such estimates require judgment and assumptions, and actual future cash flows could differ from these estimates. A significant change in an estimate or assumption on one or more contracts could have a material effect on our results of operations.

Pension Assumptions

For Company-sponsored and co-sponsored defined benefit pension plans, the measurement of the benefit obligation to plan participants and net periodic benefit cost requires the use of certain assumptions, including, among others, estimates of discount rates and expected return on plan assets.

Changes in the discount rate assumptions would impact the actuarial (gain)/loss amortization and interest cost components of the net periodic benefit cost calculation and the projected benefit obligation (PBO). If the average discount rate assumption for the non-U.S. defined benefit pension plans had increased or decreased by 25 basis points from 1.19 percent on December 31, 2021, this would not result in a material change to pretax income recognized in 2022. Further changes in the discount rate assumptions would impact the PBO which, in turn, may impact our funding decisions if the PBO exceeds plan assets. A 25 basis point increase or decrease in the discount rate would result in an approximate corresponding decrease or increase, respectively, of $85 million in the Plans’ estimated PBO and accumulated postretirement benefit obligation (APBO) based upon December 31, 2021 data.

The expected long-term return on plan assets assumption is used in calculating the net periodic benefit cost. Expected returns on plan assets are calculated based on the market-related value of plan assets, which recognizes changes in the fair value of plan assets systematically over a five-year period in the expected return on plan assets line in net periodic benefit cost. The differences between the actual return on plan assets and the expected long-term return on plan assets are recognized over five years in the expected return on plan assets line in net periodic benefit cost and also as a component of actuarial (gains)/losses, which are recognized over the service lives or life expectancy of the participants, depending on the plan, provided such amounts exceed thresholds which are based upon the benefit obligation or the value of plan assets, as provided by accounting standards.

To the extent the outlook for long-term returns changes such that management changes its expected long-term return on plan assets assumption, a 50 basis point increase or decrease in the expected long-term return on plan assets assumption would not have a material estimated decrease or increase on the following year’s pretax net periodic benefit cost (based upon plan assets at December 31, 2021 and expected contributions and benefit payments for 2022).

We may voluntarily make contributions or be required, by law, to make contributions to our pension plans. Actual results that differ from the estimates may result in more or less future funding into the pension plans than is planned by management. Impacts of these types of changes on our pension plans would vary depending upon the status of each respective plan.

In addition to the above, we evaluate other pension assumptions involving demographic factors, such as retirement age and mortality and update these assumptions to reflect experience and expectations for the future. Actual results in any given year can differ from actuarial assumptions because of economic and other factors.

For additional information on our pension plans and the development of these assumptions, see Note 16 – Retirement-Related Benefits to our consolidated financial statements.

Income Taxes

Prior to the Separation, our operations were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by IBM. The Company also filed certain separate foreign income tax returns. For purposes of the financial statements presented on a “carve-out” basis, the income tax provisions were calculated as if we filed separate tax returns and include transactions related to our Separation attributed to us, even if the related tax liabilities were our former Parent’s responsibility.

Post-Separation, our income tax provisions are calculated based on Kyndryl’s operating footprint, as well as our tax return elections and assertions. Current income tax liabilities including amounts for unrecognized tax benefits related to our activities included in IBM’s income tax returns were deemed to be immediately settled with IBM through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from Parent in the financing activities section in the Consolidated Statement of Cash Flows. Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies and actions. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

Prior to the Separation, the Company recorded deferred tax assets for stock-based compensation awards that result in tax deductions in the consolidated financial statements calculated using the separate return basis based on the amount of compensation cost recognized and the relevant statutory tax rates. Post-Separation, the differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded as a benefit or expense to the provision for income taxes in the Consolidated Income Statement.

Valuation of Assets

The application of valuation and impairment accounting requires the use of significant estimates and assumptions. Impairment testing for assets, other than goodwill, requires the allocation of cash flows to those assets or group of assets and if required, an estimate of fair value for the assets or group of assets. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. These valuations require the use of management’s assumptions, which would not reflect unanticipated events and circumstances that may occur. Assumptions used to perform a recoverability test are consistent with those used for goodwill impairment; see “Valuation of Goodwill” for further detail.

Valuation of Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. The fair values of the reporting units were determined using a discounted cash flow model. Significant assumptions inherent in the valuation methodologies include estimates of future projected business results, long-term growth rates and the weighted-average cost of capital.

We assess qualitative factors in each of our reporting units that carry goodwill including relevant events and circumstances that affect the fair value of reporting units. Examples include, but are not limited to, macroeconomic, industry and market conditions, as well as other individual factors such as:

●	A significant adverse shift in the operating environment of the reporting unit such as unanticipated competition;
●	Significant pending litigation;
●	A loss of key personnel;
●	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and
●	An adverse action or assessment by a regulator.

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. This quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. After performing the annual goodwill impairment qualitative analysis during the fourth quarter of 2021, the Company determined it was necessary to perform the quantitative goodwill impairment test.

We use an income-based approach where fair value is determined using a discounted cash flow model that requires significant judgment with respect to revenue and growth rates, based upon annual budgets and long-term strategic plans. Fair value estimates employed in our annual impairment review of goodwill involve using various assumptions. Assumptions critical to our fair value were discount rates used in determining the fair value of the reporting unit, expected revenue growth and projected EBITDA margins. These and other assumptions are impacted by economic conditions and expectations of management and may change based on different facts and circumstances. We believe the assumptions used to estimate future cash flows are reasonable, but there can be no assurance that the expected cash flows will be realized. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and therefore, could change impairment determinations.

As a result of the impairment testing performed in the fourth quarter, we determined that $293 million of the goodwill balance was impaired in our legacy EMEA segment and $176 million of the goodwill was impaired in our new United States segment. As of October 1, 2021, the estimated fair value of the Strategic Markets reporting unit, which had goodwill of $176 million, exceeded its carrying amount by greater than 50 percent. Management’s cash flow projections for this reporting unit included significant judgments and assumptions relating to expected revenue growth and projected EBITDA margins. A decline in the expected revenue growth rate of 50 basis points or projected EBITDA margins of 50 basis points would not have resulted in an impairment of the Strategic Market reporting unit. See Note 10 – Intangible Assets Including Goodwill for further discussion.

Loss Contingencies

We are currently involved in various claims and legal proceedings. At least quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position.

Cybersecurity

While cybersecurity risk can never be completely eliminated, our approach draws on the depth and breadth of our global capabilities, both in terms of our offerings to clients and our internal approaches to risk management. In cooperation with partners, we offer commercial security solutions that deliver capabilities in areas such as identity and access management, data security, application security, network security and endpoint security. These solutions include pervasive encryption, threat intelligence, analytics, cognitive and artificial intelligence and forensic capabilities that analyze client security events, yielding insights about attacks, threats and vulnerabilities facing the client. We also offer professional consulting and technical services solutions for security from assessment and incident response to deployment and resource augmentation. In addition, we offer managed and outsourced security solutions from multiple security operations centers around the world. Finally, security is embedded in a multitude of our offerings through secure engineering and operations and by critical functions (e.g., encryption, access control) in servers, storage, software, services and other solutions.

From an enterprise perspective, we implement a multi-faceted risk-management approach based on the National Institute of Standards and Technology Cybersecurity Framework to identify and address cybersecurity risks. In addition, we have established policies and procedures that provide the foundation upon which our infrastructure and data are managed. We regularly assess and adjust our technical controls and methods to identify and mitigate emerging cybersecurity risks. We use a layered approach with overlapping controls to defend against cybersecurity attacks and threats on networks, end-user devices, servers, applications, data and cloud solutions. We also have threat intelligence and security monitoring programs, as well as a global incident response process to respond to cybersecurity threats and attacks. In addition, we utilize a combination of online training, educational tools, videos and other awareness initiatives to foster a culture of security awareness and responsibility among our workforce.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “will,” “anticipate,” “predict,” “project,” “contemplate,” “plan,” “forecast,” “estimate,” “expect,” “intend,” “target,” “may,” “should,” “would,” “could,” “seek,” “aim” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	risks related to the Company’s recent Spin-off from IBM;
●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	technological developments and the Company’s response to such developments;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of local legal, economic, political, health and other conditions, including the COVID-19 pandemic;
●	a downturn in economic environment and customer spending budgets;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain necessary licenses;
●	risks relating to cybersecurity and data privacy;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of foreign currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of this report, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. At December 31, 2021, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than at year-end 2020. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. Large changes in currency exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers. Currency movements impacted our year-to-year revenue growth. Based on the currency rate movements in 2021, total revenue decreased 4 percent as reported and 5 percent in constant currency versus 2020. For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

Market Risk

In the normal course of business, our financial position is routinely subject to a variety of risks. In addition to the market risk associated with non-U.S. dollar denominated assets and liabilities, another example of risk is the collectability of accounts receivable. We regularly assess these risks and have established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, we do not anticipate any material losses from these risks.

To meet disclosure requirements, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our financial assets. The financial instruments that are included in the sensitivity analysis are comprised of our cash and cash equivalents and short-term and long-term debt.

To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and currency exchange rates on market-sensitive instruments. The market values for interest and currency exchange risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at December 31, 2021 and 2020. The differences in this comparison are the hypothetical losses associated with each type of risk.

Information provided by the sensitivity analysis does not necessarily represent the actual changes in fair value that we would incur under normal market conditions because, due to practical limitations, all variables other than the specific market risk factor are held constant. In addition, the results of the model are constrained by the fact that certain items are specifically excluded from the analysis, while the financial instruments relating to the financing or hedging of those items are included by definition.

The results of the sensitivity analysis at December 31, 2021 and 2020 are as follows:

Interest Rate Risk

A hypothetical 10 percent adverse change in the levels of interest rates, with all other variables held constant, would result in a $21 million and a $2 million impact in the fair value of our financial instruments at December 31, 2021 and 2020, respectively.

Currency Exchange Rate Risk

A hypothetical 10 percent adverse change in the levels of currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in a $188 million and a $19 million impact in the fair value of our financial instruments at December 31, 2021 and 2020, respectively.

Item 8. Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kyndryl Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kyndryl Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated income statements, statements of comprehensive income (loss), statements of equity and statements of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and December 31, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Reporting Unit Goodwill Impairment Assessment

As described in Note 10 to the consolidated financial statements, the Company’s goodwill balance was $732 million as of December 31, 2021 including $176 million associated with the Strategic Markets reporting unit (the “Reporting Unit”). Goodwill is reviewed for impairment annually, or whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. In the fourth quarter of 2021, management reviewed its goodwill balances for impairment. Fair value is determined by management using a discounted cash flow model, which requires significant judgments and assumptions relating to discount rates, expected revenue growth, and projected EBITDA margins.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment for the Reporting Unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Reporting Unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the expected revenue growth and projected EBITDA margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management's process for developing the fair value estimate of the Reporting Unit, (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the expected revenue growth and projected EBITDA margins. Evaluating management’s assumptions related to the expected revenue growth and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Reporting Unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model.

/s/ PricewaterhouseCoopers LLP

New York, New York

March 10, 2022

We have served as the Company's auditor since 2020.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

		Year Ended December 31,
	Notes	2021	2020	2019
Revenues *	3	$18,657	$19,352	$20,279

Cost of services **	3	$16,570	$17,143	$17,682
Selling, general and administrative expenses		2,776	2,948	2,970
Workforce rebalancing charges		39	918	159
Transaction-related costs		627	21	—
Impairment expense	10	469	—	—
Interest expense	11	64	63	76
Other (income) and expense		35	25	(29)
Total costs and expenses		$20,580	$21,118	$20,858

Income (loss) before income taxes		$(1,922)	$(1,766)	$(579)
Provision for income taxes	5	$397	$246	$364
Net income (loss)		$(2,319)	$(2,011)	$(943)

Basic earnings (loss) per share	6	$(10.35)	$(8.97)	$(4.21)
Diluted earnings (loss) per share		(10.35)	(8.97)	(4.21)

Weighted-average basic shares outstanding	6	224.1	224.1	224.1
Weighted-average diluted shares outstanding		224.1	224.1	224.1

* Including related-party revenue of $704 in 2021, $645 in 2020 and $613 in 2019

** Including related-party cost of service of $3,979 in 2021, $3,767 in 2020 and $3,592 in 2019

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(2,319)	$(2,011)	$(943)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	198	125	12
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	4	—	—
Reclassification of (gains) losses to net income	(1)	—	—
Total unrealized gains (losses) on cash flow hedges	3	—	—
Retirement-related benefit plans:
Prior service costs (credits)	1	—	(1)
Net (losses) gains arising during the period	72	(41)	(84)
Curtailments and settlements	3	—	—
Amortization of prior service (credits) costs	—	(1)	—
Amortization of net (gains) losses	51	36	27
Total retirement-related benefit plans	127	(6)	(57)
Other comprehensive income (loss), before tax	329	119	(45)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(33)	2	18
Other comprehensive income (loss), net of tax	296	121	(27)
Total comprehensive income (loss)	$(2,023)	$(1,891)	$(970)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

		December 31,
	Notes	2021	2020
Assets:
Current assets:
Cash and cash equivalents		$2,223	$24
Restricted cash		17	14
Accounts receivable (net of allowances of $44 in 2021 and $91 in 2020)*		2,279	1,444
Deferred costs	3	920	1,205
Prepaid expenses and other current assets		337	157
Total current assets		$5,777	$2,843

Property and equipment, net	8	$2,923	$3,991
Operating right-of-use assets, net	9	1,361	1,131
Deferred costs	3	1,265	1,441
Deferred taxes	5	675	424
Goodwill	10	732	1,230
Intangible assets, net	10	36	60
Pension assets		58	1
Other assets		385	85
Total assets		$13,213	$11,205

Liabilities:
Current liabilities:
Accounts payable**		$1,140	$919
Value-added tax and income tax liabilities		357	—
Short-term debt	11	105	69
Accrued compensation and benefits		381	350
Deferred income (current portion)	3	872	854
Operating lease liabilities (current portion)	8	360	333
Accrued contract costs		585	512
Other accrued expenses and liabilities	12	744	874
Total current liabilities		$4,544	$3,910

Long-term debt	11	$3,128	$140
Retirement and nonpension postretirement benefit obligations	16	856	550
Deferred income (noncurrent portion)	3	475	543
Operating lease liabilities (noncurrent portion)	9	1,007	850
Other liabilities	12	501	282
Total liabilities		$10,511	$6,274
Commitments and contingencies	13

Equity:
Stockholders’ equity	14
Net Parent investment		—	5,972
Common stock, par value $0.01 per share, and additional paid-in capital (1,000.0 shares authorized, 224.2 shares issued)		4,218	—
Accumulated deficit		(375)	—
Treasury stock, at cost (shares: 2021 - 0.0)		(1)	—
Accumulated other comprehensive income (loss)		(1,143)	(1,100)
Total stockholders’ equity before noncontrolling interests		$2,700	$4,873
Noncontrolling interests		3	58
Total equity		$2,702	$4,931
Total liabilities and equity		$13,213	$11,205

* Including related-party accounts receivable of $373 at December 31, 2021

** Including related-party accounts payable of $733 at December 31, 2021

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(2,319)	$(2,011)	$(943)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	1,300	1,445	1,469
Depreciation of right-of-use assets	327	424	429
Amortization of transition costs and prepaid software	1,278	1,379	1,305
Amortization of capitalized contract costs	563	683	803
Amortization of intangible assets	37	29	29
Goodwill impairment	469	—	—
Stock-based compensation	71	64	51
Deferred taxes	(401)	(52)	(33)
Net (gain) loss on asset sales and other	11	4	1
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,618)	(1,917)	(1,802)
Right-of-use assets and liabilities (excluding depreciation)	(374)	(372)	(418)
Workforce rebalancing liabilities	(341)	560	27
Receivables	(1,076)	387	23
Accounts payable	125	70	33
Taxes (including items settled with Parent)	989	297	397
Other assets and other liabilities	842	(360)	(238)
Net cash provided by (used in) operating activities	$(119)	$628	$1,134

Cash flows from investing activities:
Payments for property and equipment	$(752)	$(1,036)	$(1,190)
Proceeds from disposition of property and equipment	194	84	63
Other investing activities, net	(14)	(1)	(2)
Net cash used in investing activities	$(572)	$(953)	$(1,128)

Cash flows from financing activities:
Debt repayments	$(91)	$(66)	$(18)
Proceeds from issuance of debt, net of debt issuance costs	3,038	—	—
Net transfers (to) from Parent	(30)	377	18
Common stock repurchases for tax withholdings	(1)	—	—
Net cash provided by financing activities	$2,915	$312	$(0)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(22)	$1	$(1)
Net change in cash, cash equivalents and restricted cash	$2,203	$(13)	$5

Cash, cash equivalents and restricted cash at January 1	$38	$50	$46
Cash, cash equivalents and restricted cash at December 31	$2,240	$38	$50

Supplemental data
Income taxes paid, net of refunds received	$12	$—	$—
Interest paid on debt	$2	$—	$—

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – January 1, 2019	—	$—	$7,457	$(1,193)	$—	$—	$52	$6,315
Net income (loss)			(943)					(943)
Other comprehensive income (loss), net of tax				(27)				(27)
Net transfers from Parent			598					598
Changes in non-controlling interests							4	4
Equity – December 31, 2019	—	$—	$7,112	$(1,220)	$—	$—	$56	$5,948

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – January 1, 2020	—	$—	$7,112	$(1,220)	$—	$—	$56	$5,948
Net income (loss)			(2,011)					(2,011)
Other comprehensive income (loss), net of tax				121				121
Net transfers from Parent			872					872
Changes in non-controlling interests							2	2
Equity – December 31, 2020	—	$—	$5,972	$(1,100)	$—	$—	$58	$4,931

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - January 1, 2021	—	$—	$5,972	$(1,100)	$—	$—	$58	$4,931
Net income (loss)			(1,943)			(375)		(2,319)
Other comprehensive income (loss), net of tax				296				296
Issuance of common stock and reclassification of net transfers from Parent	224.1	4,205	(4,029)	(339)				(163)
Common stock issued under employee plans	0.1	13						13
Purchases of treasury stock	0.0				(1)			(1)
Changes in non-controlling interests							(56)	(56)
Equity - December 31, 2021	224.2	$4,218	$—	$(1,143)	$(1)	$(375)	$3	$2,702

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Kyndryl’s Spin-off

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading technology services company and the largest infrastructure services provider in the world, serving as a partner to more than 4,000 customers whose operations span over 100 countries. Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM”, “Parent” or “former Parent”).

In October 2021, the Board of Directors of IBM approved the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. In conjunction with the Distribution, Kyndryl underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Kyndryl Businesses. On October 12, 2021, Kyndryl’s registration statement on Form 10, as amended, was declared effective by the US Securities and Exchange Commission (“SEC”). On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. The Parent retained 19.9% of the shares of the Company’s common stock. The Parent’s stockholders of record received one share of the Company’s common stock for every five shares of the Parent’s common stock.

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

Basis of Presentation

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions, particularly in light of the continuing COVID-19 pandemic. COVID-19 has had and we expect will continue to have, significant effects on economic activity, on demand for our services and on our results of operations in 2022.

The financial statements and footnotes for the annual periods ending December 31, 2020 and 2019 and the period from January 1 through November 3, 2021 (the “pre-Separation periods”) reflect allocations of certain IBM corporate, infrastructure and shared services expenses using a variety of allocation methodologies that are appropriate for the type of allocated expense. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, gross profit, asset or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by Kyndryl during the periods presented.

The Consolidated Balance Sheet of the Company for the pre-Separation periods includes assets and liabilities of IBM that are specifically identifiable or otherwise attributable to the Company, including subsidiaries and/or joint ventures (“JVs”) conducting managed infrastructure services business in which IBM had a controlling financial interest or was the primary beneficiary. Certain of these subsidiaries and JVs were historically managed by IBM’s GTS segment but not transferred to Kyndryl in conjunction with the Separation. The JVs’ balance sheet balances, revenues, costs, expenses and cash flow activities were recorded in the consolidated financial statements during the pre-Separation periods. The JVs’ balance sheet amounts were settled through Net Parent investment on the Separation date, and their business activities were no longer recorded in the Consolidated Income Statement and Consolidated Statement of Cash Flow after the Separation date.

Cash and cash equivalents held by IBM at the corporate level during the pre-Separation periods were not attributable to the Company for any of the periods presented due to IBM’s centralized approach to cash management and the financing of its operations. Only cash amounts specifically held by Kyndryl are reflected in the Consolidated Balance Sheet. IBM’s debt was not attributed to the Company for any of the periods presented because IBM’s borrowings are not the legal obligation of Kyndryl. The only third-party debt obligations included in the consolidated financial statements are those for which the legal obligor is a legal entity of Kyndryl. Interest expense for the pre-Separation periods in the Consolidated Income Statement reflects the allocation of interest on borrowing and funding related activity associated with the portion of IBM’s borrowings where the proceeds benefited us.

Transfers of cash, both to and from IBM’s centralized cash management system prior to Separation, are reflected as a component of Net Parent investment in the Consolidated Balance Sheet and as financing activities in the accompanying Consolidated Statement of Cash Flows. In addition, Net Parent investment in the Consolidated Balance Sheet represents the accumulation of the Company’s net income (loss) over time and net non-trade intercompany transactions between Kyndryl and IBM (for example, investments from IBM or distributions to IBM).

As a result of the allocations and carve-out methodologies used to prepare the consolidated financial statements for the pre-Separation periods, the results may not be indicative of the Company’s future performance, and may not reflect the results of operations, financial position and cash flows Kyndryl would have achieved if it had been a separate, standalone company during the pre-Separation periods.

The income tax provision included in these consolidated financial statements for the pre-Separation periods was calculated using the separate return basis, as if Kyndryl filed separate tax returns. The calculation of income taxes on a hypothetical separate return basis requires a considerable amount of judgment and use of both estimates and allocations; pre-Separation current and deferred taxes may not be reflective of the actual tax balances subsequent to the Separation. Current income tax liabilities including amounts for unrecognized tax benefits related to Kyndryl’s activities included in the Parent’s income tax returns were assumed to be immediately settled with Parent through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from Parent in the Consolidated Statement of Cash Flows during these periods.

Certain items have been recast to conform to current period presentation.

Consolidation

For the pre-Separation periods, the accompanying financial statements of Kyndryl were derived from the consolidated financial statements and accounting records of the Parent as if the Company operated on a standalone basis during the periods presented and were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Historically, the Company consisted of the managed infrastructure services unit of the Parent’s Global Technology Services segment and did not operate as a separate standalone company. Accordingly, the Parent had reported the financial position and results of operations, cash flows and changes in equity of the Company in the Parent’s consolidated financial statements.

All significant intercompany transactions during the pre-Separation periods between Kyndryl and IBM have been included in the consolidated financial statements. Intercompany transactions between Kyndryl and IBM are considered to be effectively settled in the consolidated financial statements at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected as Net transfers from Parent in the financing activities section in the Consolidated Statement of Cash Flows and in the Consolidated Balance Sheet within Net Parent investment.

After the Separation on November 3, 2021, the Company’s financial statements for the periods from November 4, 2021, through December 31, 2021, are consolidated financial statements based on our reported results as a standalone company. All significant transactions and accounts within Kyndryl were eliminated. All significant intercompany transactions between IBM and Kyndryl prior to the Separation were included within Net Parent investment on the accompanying Consolidated Financial Statements.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation. Dollars are in millions except where otherwise noted.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the allocation of costs and expenses from IBM and are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of other long-lived assets, loss contingencies, allowance for credit losses, deferred transition costs and other matters. These estimates are based on management’s knowledge of current events, historical experience and actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances, including the macroeconomic impacts of the COVID-19 pandemic (beginning in 2020). Actual results may be different from these estimates.

Revenue

The Company accounts for a contract with a client when it has written approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection.

Revenue is recognized when, or as, control of a promised service or product transfers to a client, in an amount that reflects the consideration to which the Company expects to be entitled in exchange for transferring those products or services. If the consideration promised in a contract includes a variable amount, the Company estimates the amount to which it expects to be entitled using either the expected value or most likely amount method. The Company’s contracts may include terms that could cause variability in the transaction price, including, for example, rebates, volume discounts, service-level penalties and performance bonuses or other forms of variable consideration. In certain rare circumstances, if we grant the customer the right to return a product and receive a full or partial credit or refund of any consideration paid, the Company (i) recognizes revenue for the transferred products in the amount of consideration to which it expects to be entitled, (ii) records a refund liability and (iii) recognizes an asset for its right to recover products from customers on settling the refund liability.

The Company only includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company may not be able to reliably estimate variable consideration in certain long-term arrangements due to uncertainties that are not expected to be resolved for a long period of time or when the Company’s experience with similar types of contracts is limited. Changes in estimates of variable consideration are included in Note 3 – Revenue Recognition.

The Company’s standard billing terms are that payment is due upon receipt of invoice, payable within 30 days. Invoices are generally issued as services are rendered and/or as control transfers, either at monthly or quarterly intervals or upon achievement of contractual milestones. In some services contracts, the Company bills the client prior to recognizing revenue from performing the services. In these cases, deferred income is presented in the Consolidated Balance Sheet. In other services contracts, the Company performs the services prior to billing the client. When the Company performs services prior to billing the client, the right to consideration is typically subject to milestone completion or client acceptance and the amount is recorded as a contract asset. Contract assets are generally classified as current and are recorded on a net basis with deferred income (i.e., contract liabilities) at the contract level. Refer to Note 3 – Revenue Recognition for contract assets for the periods presented.

Contract assets are included in prepaid expenses and other current assets in the Consolidated Balance Sheet. The unconditional unbilled accounts receivable of $454 million and $358 million at December 31, 2021 and 2020, respectively, is included in accounts receivable in the Consolidated Balance Sheet.

Additionally, in determining the transaction price, the Company would adjust the promised amount of consideration for the effects of the time value of money if the billing terms are not standard and the timing of payments agreed to by the parties to the contract provide the client or the Company with a significant benefit of financing, in which case the contract contains a significant financing component. As a practical expedient, the Company does not account for significant financing components if the period between when the Company transfers the promised product or service to the client and when the client pays for that product or service will be one year or less.

The Company may include subcontractor services or Original Equipment Manufacturer (OEM) hardware and/or OEM software components in certain integrated services arrangements. In these types of arrangements, revenue from sales of OEM hardware and/or OEM software components or services is recorded net of costs when the Company is acting as an agent between the client and the vendor and gross when the Company is the principal for the transaction. To determine whether the Company is an agent or principal, the Company considers whether it obtains control of the products or services before they are transferred to the customer. In making this evaluation, several factors are considered, most notably whether the Company has primary responsibility for fulfillment to the client, as well as inventory risk and pricing discretion.

The Company reports revenue net of any revenue-based taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions.

Performance Obligations

The Company’s capabilities as an infrastructure services company include offerings that often encompass multiple types of services and may integrate various OEM hardware and/or OEM software components. When an arrangement contains multiple distinct performance obligations, revenue follows the specific revenue recognition policies for each performance obligation, depending on the type of offering. The Company determines if the products or services are distinct and allocates the consideration to each distinct performance obligation on a relative standalone selling price basis. When products and services are not distinct, the Company determines an appropriate measure of progress based on the nature of its overall promise for the single performance obligation.

The revenue policies below are applied to each performance obligation, as applicable.

Standalone Selling Price

The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. The standalone selling price (SSP) is the price at which the Company would sell a promised product or service separately to a client. The Company establishes SSP based on management’s estimated selling price or observable prices of products or services sold separately in comparable circumstances to similar clients. For OEM hardware and/or OEM software components, the Company is able to establish SSP based on the cost from the vendor. The Company reassesses SSP ranges on a periodic basis or when facts and circumstances change.

In certain instances, the Company may not be able to establish a SSP range based on observable prices and the Company estimates SSP. The Company estimates SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, competitive positioning, competitor actions, internal costs, profit objectives and pricing practices. Estimating SSP is a formal process that includes review and approval by the Company’s management.

Nature of Products and Services

The Company delivers transformation and secure cloud services capabilities, insights and depth of expertise to modernize and manage IT environments based on its customers’ unique patterns of transformation at scale. The Company offers services such as cloud managed services, data services, security and resiliency services, enterprise infrastructure services, digital workplace services, network services, managed Independent Software Vendor services and distributed cloud services to support its customers through technological change. Many of these services can be delivered entirely or partially through cloud or as-a-service delivery models. The Company’s services are provided on a time-and-material basis, as a fixed-price contract or as a fixed-price-per-measure-of-output contract, and the contract terms range from less than one year to over 10 years. The Company typically satisfies the performance obligation and recognizes revenue over time in services arrangements because the client simultaneously receives and consumes the benefits provided as the Company performs the services.

In outsourcing, other managed services, application management and other cloud-based services arrangements, the Company determines whether the services performed during the initial phases of the arrangement, such as setup activities, are distinct. In most cases, the arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. As a result, revenue is generally recognized over the period the services are provided on a usage basis. This results in revenue recognition that corresponds with the value to the client of the services transferred to date relative to the remaining services promised.

Revenue from time-and-material contracts is recognized on an output basis as labor hours are delivered and/or direct expenses are incurred. Revenue from as-a-service type contracts is recognized either on a straight-line basis or on a usage basis, depending on the terms of the arrangement (such as whether the Company is standing ready to perform or whether the contract has usage-based metrics). If an as-a-service contract includes setup activities, those promises in the arrangement are evaluated to determine if they are distinct.

In design and build arrangements, revenue is recognized based on progress toward completion of the performance obligation using a cost-to-cost measure of progress (e.g., labor costs incurred to date as a percentage of the total estimated labor costs to fulfill the contract). The estimation of cost at completion is complex, subject to many variables and requires significant judgment. Changes in original estimates are reflected in revenue on a cumulative catch-up basis in the period in which the circumstances that gave rise to the revision become known by the Company. Refer to Note 3 – Revenue Recognition for the amount of revenue recognized in the reporting period on a cumulative catch-up basis (i.e., from performance obligations satisfied, or partially satisfied, in previous periods).

The Company performs ongoing profitability analyses of its design and build services contracts accounted for using a cost-to-cost measure of progress to determine whether the latest estimates of revenues, costs and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. For other types of services contracts, any losses are recorded as incurred.

The Company’s services offerings may include the integration and/or sale of OEM hardware and/or software components. Contracts that include hardware and/or software components are evaluated to determine if they are distinct performance obligations as discussed in “Performance Obligations” above. Further, the Company assesses contracts with customers to determine whether an embedded lease arrangement exists. A contract with a customer includes an embedded lease when the Company grants the customer a right to control the use of an identified asset for a period of time in exchange for consideration. Generally, the hardware or software utilized in outsourcing, managed services, application management and other cloud-based services arrangements are not distinct and do not meet the criteria to be considered an embedded lease. As a result, revenue is generally recognized over time, consistent with the services provided to the customer.

For distinct OEM hardware sales, revenue is recognized when control has transferred to the customer which typically occurs when the hardware has been shipped to the client, risk of loss has transferred to the client and the Company has a present right to payment for the hardware.

Arrangements that include a license to the software are determined to have distinct software components. To meet this criterion, the customer must have both the contractual right to take possession of the software at any time and the ability to feasibly run the software on its own hardware or hire another party to host the software without significant economic or functional penalty. Revenue for distinct software is typically recognized at the beginning of the services arrangement as that is the point in time the customer can access and benefit from the software and the point at which they have a legal right to possession.

Cost of Services

Recurring operating costs for services contracts are recognized as incurred. Certain eligible, nonrecurring costs (i.e., setup costs) incurred in the initial phases of outsourcing contracts and other cloud-based services contracts, are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future and the costs are expected to be recovered. These costs consist of transition and setup costs related to the installation of systems and processes and other deferred fulfillment costs, including, for example, prepaid assets used in services contracts (i.e., prepaid software or prepaid maintenance). Capitalized costs are amortized on a straight-line basis over the expected period of benefit, which approximates the pattern of transfer to the client of the services to which the asset relates and includes anticipated contract renewals or extensions. Additionally, fixed assets associated with these contracts are capitalized and depreciated on a straight-line basis over the expected useful life of the asset and recorded in cost of sales. If an asset is contract-specific and cannot be repurposed, then the depreciation period is the shorter of the useful life of the asset or the contract term. Setup costs paid on behalf of clients in excess of the fair value of services delivered in outsourcing arrangements are deferred and amortized on a straight-line basis as a reduction of revenue over the expected period of benefit. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. If the carrying amount is deemed not recoverable, an impairment loss is recognized. Refer to Note 3 – Revenue Recognition for the amount of deferred costs to fulfill a contract at December 31, 2021 and 2020.

In situations in which an outsourcing contract is terminated, the terms of the contract may require the client to reimburse the Company for the recovery of unbilled accounts receivable, unamortized deferred contract costs and additional costs incurred by the Company to transition the services.

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a straight-line basis, which approximates the pattern that the assets’ economic benefits are expected to be consumed, over the expected customer relationship period if the Company expects to recover those costs. The expected customer relationship period is determined based on the average customer relationship period, including expected renewals, for each offering type and ranges from three to six years. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The Company has determined that certain commissions programs meet the requirements to be capitalized. Some commission programs are not subject to capitalization as the commission expense is paid and recognized as the related revenue is recognized.

Expense and Other (Income)

Expense and other income within the Company’s financial statements through the Separation reflect allocations to the Company by IBM based on direct usage, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures the Company has determined as reasonable. Expense and other income within the Company’s consolidated financial statements for the periods from November 4, 2021, through December 31, 2021, are based on our reported results as a standalone company.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expense is charged to income as incurred, except for certain sales commissions, which are capitalized and amortized. For further information regarding capitalizing sales commissions, see “Incremental Costs of Obtaining a Contract” above. Expenses of promoting and selling services are classified as selling expense and, in addition to sales commissions, include such items as compensation, advertising and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. In addition, general and administrative expense includes other operating items such as allowance for credit losses, amortization of certain intangible assets and research, development and engineering (“RD&E”) costs allocated to the Company by the former Parent. Total RD&E costs allocated to Kyndryl were $63 million, $76 million and $83 million for the years ended December 31, 2021, 2020 and 2019.

Advertising and Promotional Expense

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense, which includes media, agency and promotional expense directly incurred by the Company was $56 million, $34 million and $55 million in 2021, 2020 and 2019, respectively, and is recorded in SG&A expense in the Consolidated Income Statement.

Other (Income) and Expense

Other (income) and expense primarily consists of expense related to certain components of retirement-related costs, including interest costs, expected return on plan assets, amortization of prior service costs (credits), curtailments and settlements and other net periodic benefit costs. Also included are gains and losses from foreign currency transactions, certain real estate transactions and corporate expenses. For more information, see Note 17 – Related-Party Transactions.

Defined Benefit Pension and Nonpension Postretirement Benefit Plans

Prior to the Separation, the defined benefit plans and nonpension postretirement benefit plans in which certain Kyndryl employees participated were sponsored by IBM. During this period, an allocation of certain assets and liabilities was reflected in the Consolidated Balance Sheet based on legal entities, and the Consolidated Income Statement reflected a proportional allocation of net period benefit cost based on headcount associated with the Company.

In September 2021, in preparation for the Separation, certain defined benefit plans and nonpension postretirement benefit plans were amended, and Kyndryl became sponsor or co-sponsor (with IBM) of these plans. Refer to Note 16 – Retirement-Related Benefits for further details on the accounting for these plans.

As a result of the amendment of these plans to make Kyndryl sponsor or co-sponsor in September 2021, the funded status of these plans became recognized in the Consolidated Balance Sheet. The funded status is measured as the difference between the fair value of plan assets and the projected benefit obligation at the balance sheet date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO), which represents the actuarial present value of benefits expected to be paid upon retirement based on employee services already rendered and estimated future compensation levels. For nonpension postretirement benefit plans, the benefit obligation is the accumulated postretirement benefit obligation (APBO), which represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held for the benefit of participants. For co-sponsored plans, the fair value of plan assets based on Company contributions, distributions and market returns and the benefit obligation attributed to employees of the Company are allocated to Kyndryl. Overfunded plans, in which the fair value of plan assets exceeds the benefit obligation, are aggregated and recorded as a prepaid pension asset equal to this excess. Underfunded plans, in which the benefit obligation exceeds the fair value of plan assets, are aggregated and recorded as a retirement and nonpension postretirement benefit obligation equal to this excess.

The current portion of the retirement and nonpension post-retirement benefit obligations represents the actuarial present value of benefits payable in the next twelve months exceeding the fair value of plan assets, measured on a plan-by-plan basis. This obligation is recorded in accrued compensation and benefits in the Consolidated Balance Sheet.

Net periodic benefit cost of defined benefit pension and nonpension postretirement benefit plans is recorded in the Consolidated Income Statement and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs/(credits) and actuarial (gains)/losses previously recognized as a component of other comprehensive income/(loss) (OCI). The service cost component of net benefit cost is recorded in Cost of services and SG&A in the Consolidated Income Statement (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other (income) and expense in the Consolidated Income Statement.

Actuarial (gains) losses and prior service costs/(credits) are recognized as a component of OCI in the Consolidated Statement of Comprehensive Income (Loss) as they arise. Those actuarial (gains) losses and prior service costs/(credits) are subsequently recognized as a component of net periodic benefit cost pursuant to the recognition and amortization provisions of applicable accounting guidance. Actuarial (gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs/(credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.

The measurement of benefit obligations and net periodic benefit cost is based on estimates and assumptions approved by the Company’s management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

The Company participates in non-U.S. multi-employer pension plans and makes required contributions to those plans, which are recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

Defined Contribution Plans

Prior to the Separation, the Parent offered various defined contribution plans for U.S. and non-U.S. employees. In September 2021, in preparation for the Separation, Kyndryl established standalone defined contribution plans, and employees identified as Kyndryl employees were enrolled into these plans. Contribution expense associated with employer matching benefits are recorded when the employee renders service to the Company. The charge is recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

Stock-Based Compensation

Prior to the Separation, the Company participated in various IBM stock-based compensation plans, including incentive compensation plans and an employee stock purchase plan. All awards granted under the plans were based on IBM’s common shares and, as such, were reflected in the Parent’s Consolidated Statement of Stockholders’ Equity and not in the Company’s Consolidated Statement of Equity. For historical periods, stock-based compensation cost is based on the awards and terms previously granted to employees by the Parent. Compensation costs associated with Kyndryl employees’ participation in the Parent’s incentive plans have been identified for employees who exclusively support Kyndryl operations.

Stock-based compensation represents the cost related to stock-based awards granted to employees under the stock-based compensation plans. The Company establishes stock-based compensation values at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the requisite employee service period. Kyndryl grants the Company’s employees Restricted Stock Units (RSUs), market-conditioned performance awards (Launch Performance Stock Units, or “Launch PSUs”) and stock options. RSUs are stock awards granted to employees that entitle the holder to shares of Kyndryl common stock as the award vests, typically over a one- to four-year period. Market-conditioned performance awards are restricted stock units granted to employees with vesting conditions based on the Company’s stock price and are cliff-vested at the end of the service period. Stock options are vested over a one- to four-year period. Dividend equivalents are not paid on the stock-based awards described above. The fair value of the RSUs is determined on the grant date based on Kyndryl’s stock price, adjusted for the exclusion of dividend equivalents where applicable. The fair value of market-conditioned performance awards is determined on the date of grant using a Monte Carlo simulation model which estimates the probability of satisfying market conditions. The fair value of stock options is determined on the grant date using a Black-Scholes model. Stock-based compensation cost is recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

At the time of Kyndryl’s Spin-off, each outstanding IBM RSU and PSU held by a Kyndryl employee was converted into a Kyndryl RSU. The equity award exchange ratio was determined as the closing per share price of IBM shares on the last trading day prior to the Spin-off divided by the opening price of Kyndryl common stock on the first trading day following the Spin-off.

The Company records deferred tax assets for awards that result in tax deductions in the consolidated financial statements calculated using the separate return basis based on the amount of compensation cost recognized and the relevant statutory tax rates. The differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded as a benefit or expense to the provision for income taxes in the Consolidated Income Statement.

Derivative Financial Instruments

Prior to the third quarter of 2021, Kyndryl did not independently execute derivative financial instruments to manage its foreign currency risk and instead participated in a centralized foreign currency hedging program administered by IBM. The hedging activity allocated to Kyndryl is for the management of the Company’s forecasted foreign currency expenses.

In the third quarter of 2021, we began to execute trades to manage foreign currency risk. The Company does not use derivative financial instruments for trading or speculative purposes. The Company’s derivative financial instruments that qualify for hedge accounting are designated as cash flow hedges. Additionally, the Company may enter into derivative contracts that economically hedge certain of its risks, even when hedge accounting does not apply, or the Company elects not to apply hedge accounting.

Derivatives are recognized in the Consolidated Balance Sheet at fair value on a gross basis as either assets or liabilities and classified as current or noncurrent based upon whether the maturity of the instrument is less than or greater than twelve months. We designate the derivative based on the exposure being hedged and assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged items. Changes in the fair value of effective derivatives designated as cash flow hedge are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. Changes in fair value of derivatives not designated as effective hedges are reported in earnings primarily in other (income) and expense. See Note 7 – Financial Assets and Liabilities for further information.

The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows.

Translation of Non-U.S. Currency Amounts

Assets and liabilities of non-U.S. subsidiaries that have a local functional currency are translated to U.S. dollars at year-end exchange rates. Translation adjustments are recorded in OCI. Income and expense items are translated at weighted-average rates of exchange prevailing during the year.

Property and equipment, deferred income and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars are translated at the approximate exchange rates prevailing when the Company acquired the assets or liabilities. All other assets and liabilities denominated in a currency other than U.S. dollars are translated at year-end exchange rates with the transaction gain or loss recognized in other (income) and expense. Income and expense items are translated at the weighted-average rates of exchange prevailing during the year. These translation gains and losses are included in net income for the period in which exchange rates change.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less on the date of purchase are considered to be cash equivalents.

Accounts Receivable and Allowance for Current Expected Credit Losses

The Company classifies the right to consideration in exchange for products or services transferred to a client as a receivable. Receivables are recorded concurrent with billing and delivery of a service to customers. An allowance for uncollectible receivables and contract assets, if needed, is estimated based on specific customer situations, current and future expected economic conditions and past experiences of losses, as well as an assessment of potential recoverability of the balance due.

Effective January 1, 2020, the Company adopted the new accounting standard related to current expected credit losses (Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326)). The standard applies to financial assets measured at amortized cost, including accounts receivable and certain off-balance sheet commitments. As of the effective date, the Company estimates its allowance for current expected credit losses based on an expected loss model, compared to prior periods which were estimated using an incurred loss model. The impact related to adopting the new standard was not material.

Receivable losses are charged against the allowance in the period in which the receivable is deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Write-offs of receivables and associated reserves occur to the extent that the customer is no longer in operation and/or there is no reasonable expectation of additional collections or repossession.

Transfers of Financial Assets

The Company enters into arrangements to sell to third-party financial institutions certain financial assets (primarily accounts receivable). For a transfer of financial assets to be considered a sale, the asset must be legally isolated from the Company, and the purchaser must have control of the asset. Determining whether all the requirements have been met includes an evaluation of legal considerations, the extent of the Company’s continuing involvement with the assets transferred and any other relevant consideration. While we do continue to service the assets, doing so does not create significant continuing involvement. When the true-sale criteria are met, the Company derecognizes the carrying value of the financial asset transferred and recognizes a net gain or loss on the sale. The proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. If the true-sale criteria are not met, the transfer is considered a secured borrowing, and the financial asset remains on the Consolidated Balance Sheet with proceeds from the sale recognized as debt and recorded as cash flows from financing activities in the Consolidated Statement of Cash Flows.

Arrangements to sell accounts receivable are used in the normal course of business as part of the Company’s cash and liquidity management. Third-party programs primarily in the U.S. and several countries in Europe enable the Company to sell certain accounts receivable, without recourse, to third parties to manage credit, collection, concentration and currency risk. In the fourth quarter of 2021, the Company entered into a third-party factoring program and had arrangements to sell certain financial assets under this facility. Proceeds from receivables sold under this program and proceeds from receivables sold to third parties outside of this program, were $326 million and $36 million, respectively, for the year ended December 31, 2021. Prior to the Separation, the gross amount of the Company’s receivables sold to third parties under the former Parent’s facility was $296 million, $803 million and $650 million for the years ended December 31, 2021, 2020 and 2019, respectively. The fees and the net gains and losses associated with the transfer of receivables were not material for any of the periods presented. Additionally, prior to entering into the third-party factoring program in the fourth quarter of 2021, the Company had arrangements to assign certain financial assets to IBM’s Global Financing business. Refer to Note 17 – Related-Party Transactions for further information, including the amount of proceeds under these arrangements for the years ended December 31, 2021, 2020 and 2019.

Fair Value Measurement

In determining the fair value of its financial instruments, the Company uses methods and assumptions that are based on market conditions and risks existing at each balance sheet date. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies certain assets and liabilities based on the following fair value hierarchy:

●	Level 1 — Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date;
●	Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3 — Unobservable inputs for the asset or liability.

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

In determining the fair value of financial instruments, the Company considers certain market valuation adjustments to the “base valuations” using the methodologies described below for several parameters that market participants would consider in determining fair value:

●	Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.

●	Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing all liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s credit risk as observed in the credit default swap market.

The Company holds investments in time deposits that are designated as available-for-sale. Available-for-sale securities are measured for impairment on a recurring basis by comparing the security’s fair value with its amortized cost basis. There were no impairments recognized for any of the periods presented.

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are recorded at fair value or at cost, as appropriate, in the period they are initially recognized, and such fair value may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The impairment models used for non-financial assets depend on the type of asset. The fair value measurements, in such instances, would be classified in Level 3 of the fair value hierarchy.

Leases

When procuring goods or services, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, has the right to control the use of that asset.

In its ordinary course of business, the Company enters into leases as a lessee for property and equipment. Prior to the Separation, the Company recognized right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet for leases with a term of more than twelve months when a majority percentage of utilization was attributed to the Company. The lease liabilities were measured at the lease commencement date and determined using the present value of the lease payments not yet paid and the Parent’s incremental borrowing rate, since they were negotiated by the Parent prior to Separation. Any new or modified leases entered into after the Separation are measured at Kyndryl’s incremental borrowing rate. The interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

Operating leases are included in operating right-of-use assets net, current operating lease liabilities and operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in property and equipment, short-term debt and long-term debt in the Consolidated Balance Sheet. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The Company made a policy election to not recognize leases with a lease term of twelve months or less in the Consolidated Balance Sheet.

For all asset classes, the Company has elected the lessee practical expedient to combine lease and non-lease components (e.g., maintenance services) and account for the combined unit as a single lease component. A significant portion of the Company’s lease portfolio is real estate leases, which are mainly accounted for as operating leases and are primarily used for corporate offices and data centers. The average term of the real estate leases is approximately five years. The Company also has equipment leases, such as for IT equipment and vehicles, which have lease terms that range from two to five years. For certain of these operating and finance leases, the Company applies a portfolio approach to account for the lease assets and lease liabilities.

Intangible Assets Including Goodwill

Goodwill attributed to the Company represents the historical goodwill balances in the Parent’s managed infrastructure services business arising from acquisitions specific to the Company. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues or expected cash flows. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time. Amortization of completed technology is recorded in cost of services and amortization of all other intangible assets is recorded in SG&A expense. All costs related to internally developed computer software during planning and evaluation stage are expensed as incurred. Costs incurred during application development stage are capitalized and included in intangibles.

Impairment

Long-lived assets, other than goodwill, are tested for impairment annually and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. Goodwill is tested for impairment at least annually and whenever changes in circumstances indicate an impairment may exist. The goodwill impairment test is performed at the reporting unit level, which aligns with our operating segments. Impairment charges related to long-lived assets, intangible assets and goodwill, if any, are recorded as impairment expense in the Consolidated Income Statement.

Transaction-related Costs

The Company classifies certain expenses related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business. These costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation, and other costs related to contract and supplier novation and integration.

Property and Equipment

Property and equipment are recorded at cost, or in the case of acquired property and equipment, at fair value at the date of the acquisition. Expenditures for repairs and maintenance costs are expensed as incurred, whereas expenditures that extend the life or increase the functionality of the asset are capitalized as additions to property and equipment. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in the determination of net income or loss.

We compute depreciated expense on a straight-line method over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings	30 to 50 years
Land improvements	20 years
Leasehold improvements*	Estimated useful life or term of lease
Office and other equipment	2 to 20 years
Information technology equipment	1.5 to 5 years

* Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, rarely exceeding 10 years.

Environmental

The costs of internal environmental protection programs that are preventative in nature are expensed as incurred. When a cleanup program becomes likely and it is probable that the Company will incur cleanup costs and those costs can be reasonably estimated, the Company accrues remediation costs for known environmental liabilities.

Income Taxes

Prior to the Separation, our operations were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by IBM, where applicable. The Company also files certain separate foreign income tax returns. For purposes of the historical periods presented on a “carve-out” basis, the income tax provisions have been calculated using the separate return basis, as if the Company filed separate tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise for the periods presented. Tax attributes have been reported based on the hypothetical separate return basis results for the periods presented in the Company’s financial statements. The calculation of income taxes on a hypothetical separate return basis requires a considerable amount of judgment and use of both estimates and allocations; pre-Separation current and deferred taxes may not be reflective of the actual tax balances subsequent to the Separation.

Post-Separation, the income tax provisions are calculated based on Kyndryl’s operating footprint, as well as tax return elections and assertions. Current income tax liabilities including amounts for unrecognized tax benefits related to our activities included in IBM’s income tax returns were deemed to be immediately settled with IBM through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from Parent in the financing activities section in the Consolidated Statement of Cash Flows. Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

Income tax expense is based on reported income before income taxes. Deferred income taxes reflect the tax effect of temporary differences between asset and liability amounts that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes. These deferred taxes are measured by applying currently enacted tax laws. U.S. tax reform introduced Global Intangible Low-Taxed Income (“GILTI”), which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. GAAP allows companies to either (i) recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or (ii) account for taxes on GILTI as period costs in the year the tax is incurred. The Company has elected to recognize GILTI impact in the specific period in which it occurs.

Valuation allowances are recognized to reduce deferred tax assets to the amount that will more likely than not be realized. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies and actions. When there is a change in the determination as to the amount of deferred tax assets that can be realized, the valuation allowance is adjusted with a corresponding impact to provision for income taxes in the period in which such determination is made.

The Company recognizes additional tax liabilities when the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The noncurrent portion of tax liabilities is included in other liabilities in the Consolidated Balance Sheet. To the extent that new information becomes available which causes the Company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

Net Loss per Share

Net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted earnings per share for any of the periods presented prior to the Separation and the Distribution were based on the number of shares outstanding on November 4, 2021. For periods prior to the Separation and Distribution, it is assumed that there are no dilutive equity instruments as there were no Kyndryl stock-based awards outstanding prior to the Separation and the Distribution. Weighted-average common shares outstanding do not include restricted stock, market-conditioned performance awards or stock options for the periods presented because the effect of their inclusion would have been anti-dilutive. Refer to Note 6 – Net Loss per Share for a reconciliation as well as Note 15 – Stock-based Compensation for further discussion on awards.

NOTE 2. ACCOUNTING CHANGES

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

Standards Implemented

In December 2019, the FASB issued guidance (“Simplifying the Accounting for Income Taxes”) intended to simplify various aspects of income tax accounting by removing certain exceptions to the general principle of the guidance and also clarified and amended existing guidance to improve consistency in application. The guidance was effective January 1, 2021, and early adoption was permitted. The Company adopted the guidance on a prospective basis as of the effective date. The guidance did not have a material impact in the consolidated financial results.

NOTE 3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company views its segment results to be the best view of disaggregated revenue. Refer to Note 4 – Segments.

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

At December 31, 2021, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $49.7 billion. Approximately 54 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 37 percent in subsequent years three through five, and the balance thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the year ended December 31, 2021, revenue was reduced by $16 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	December 31,
(Dollars in millions)	2021	2020
Accounts receivable (net of allowances of $44 in 2021 and $91 in 2020)	$2,279	$1,444
Contract assets *	62	72
Deferred income (current)	872	854
Deferred income (noncurrent)	475	543

* Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the year ended December 31, 2021, that was included within the deferred income balance at December 31, 2020, was $877 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Beginning balance	$91	$82	$111
Additions (releases)	(23)	25	51
Write-offs	(5)	(7)	(78)
Other *	(19)	(9)	(3)
Ending balance	$44	$91	$82

* Primarily represents translation adjustments and reclassifications.

The decrease in the accounts receivable allowance during 2021 was primarily due to collections from certain clients that we previously reserved for. The contract assets allowance for expected credit losses was not material in any of the periods presented.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at December 31, 2021 and 2020:

	December 31,
(Dollars in millions)	2021	2020
Deferred transition costs	$1,012	$1,369
Prepaid software costs	658	679
Capitalized costs to fulfill contracts	235	328
Capitalized costs to obtain contracts	282	269
Total deferred costs *	$2,185	$2,646

* Of the total deferred costs, $920 million was current and $1,265 million was noncurrent at December 31, 2021, and $1,205 million was current and $1,441 million was noncurrent at December 31, 2020.

The amount of total deferred costs amortized during the year ended December 31, 2021 was $1.8 billion, composed of $403 million of amortization of deferred transition costs, $874 million of amortization of prepaid software and $563 million of amortization of capitalized contract costs. Total deferred costs amortized during the year ended December 31, 2020 was $2.1 billion, composed of $478 million of amortization of deferred transition costs, $901 million of amortization of prepaid software and $683 million of amortization of capitalized contract costs. There were no material impairment losses incurred in both years. Refer to Note 1 – Significant Accounting Policies for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

NOTE 4. SEGMENTS

In conjunction with the Separation, the Company implemented a new operating structure. With this change, the way the Company organizes its operating and reportable segments was revised to better reflect the way the chief operating decision maker (“CODM”) reviews performance and allocates resources.

In addition, the measure of segment operating performance used by Kyndryl’s CODM changed. The updated measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), pension costs other than pension servicing costs and multi-employer plan costs, early extinguishment of debt charges, workforce rebalancing and restructuring charges, transaction-related and integration-related items, goodwill and long-lived asset impairment charges, foreign currency impacts of highly inflationary countries, significant litigation costs, stock-based compensation expense and income taxes. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

Our four reportable segments consist of the following:

United States: This reportable segment is comprised of Kyndryl’s operations in the United States.

Japan: This reportable segment is comprised of Kyndryl’s operations in Japan.

Principal Markets: This reportable segment represents the aggregation of our operations in Australia / New Zealand, Canada, France, Germany, India, Italy, Spain / Portugal, and the United Kingdom / Ireland, comprised of Kyndryl’s operations in those respective countries.

Strategic Markets: This reportable segment is comprised of our operations in all other countries.

While this reporting change did not impact the Company's consolidated results, segment data has been recast in the tables below to be consistent for all periods presented.

Our geographic markets frequently work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating geographic markets. The economic environment and its effects on the industries served by our geographic markets affect revenues and operating expenses within our geographic markets to differing degrees. Currency fluctuations also tend to affect our geographic markets differently, depending on the geographic concentrations and locations of their businesses.

The following table reflects the results of the Company’s segments:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue
United States	$4,805	$5,084	$5,340
Japan	2,923	3,042	2,929
Principal Markets	7,085	7,187	7,587
Strategic Markets	3,844	4,040	4,424
Total revenue	$18,657	$19,352	$20,279
Segment adjusted EBITDA
United States	$757	$859	$855
Japan	823	924	757
Principal Markets	144	162	430
Strategic Markets	479	386	662
Total segment adjusted EBITDA	$2,203	$2,332	$2,704

The following table reconciles consolidated totals to certain segment information:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Pretax income (loss)	$(1,922)	$(1,766)	$(579)
Workforce rebalancing charges	39	918	159
Transaction-related costs	627	21	—
Stock-based compensation expense	71	64	51
Impairment expense	469	—	—
Interest expense	64	63	76
Depreciation expense	1,300	1,445	1,469
Amortization expense	1,314	1,408	1,335
Corporate expense not allocated to the segments	154	153	144
Other adjustments *	87	25	50
Segment adjusted EBITDA	$2,203	$2,332	$2,704

* Other adjustments represents significant litigation costs and pension costs other than pension servicing costs and multi-employer plan costs.

Segment Assets and Other Items

The Company does not allocate assets to the above reportable segments for our CODM’s review.

Major Clients

Other than transactions with the Parent (see Note 17 – Related-Party Transactions), no single client represented 10 percent or more of the Company’s total revenue in 2021, 2020 or 2019.

Geographic Information

The following tables provide information for those countries that represent 10 percent or more of the specific category. Refer to Note 8 – Property and Equipment and Note 9 – Leases for more information on allocation methodologies.

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Revenue*
United States	$4,805	$5,081	$5,340
Japan	2,923	3,037	2,925
Other countries	10,930	11,235	12,015
Total revenue	$18,657	$19,352	$20,279
*	Revenues are attributed to countries based on the location of the client and exclude certain allocations.

	At December 31,
(Dollars in millions)	2021	2020
Property and equipment, net
United States *	$890	$922
Canada	260	430
Other countries	1,773	2,638
Total property and equipment, net	$2,923	$3,991

Operating right-of-use assets, net
United States *	$205	$66
Japan	139	77
Belgium	176	197
Italy	86	114
Other countries	755	677
Total operating right-of-use assets, net	$1,361	$1,131

*       Includes corporate and other.

NOTE 5. TAXES

Prior to the Separation, income taxes have been calculated as if we filed income tax returns for the Company on a standalone basis. The Company’s operations historically have been included in the income tax returns of IBM.

Income (loss) before income taxes by geography was as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Income (loss) before income taxes:
U.S. operations	$(1,765)	$(974)	$(732)
Non-U.S. operations	(158)	(792)	153
Total income (loss) before income taxes	$(1,922)	$(1,766)	$(579)

The components of the provision for income taxes by taxing jurisdiction were as follows:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
U.S. federal:
Current	$17	$—	$—
Deferred	(73)	—	—
	$(56)	$—	$—
U.S. state and local:
Current	$—	$—	$—
Deferred	(5)	—	—
	$(5)	$—	$—
Non-U.S.:
Current	$785	$304	$411
Deferred	(327)	(58)	(47)
	$458	$246	$364
Total provision for income taxes	$397	$246	$364

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations was as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
Tax differential on foreign income	(8.8)%	(5.9)%	(18.9)%
State and local taxes	2.9%	2.8%	6.3%
Valuation allowances	(15.9)%	(26.1)%	(59.1)%
Reserves for uncertain tax positions	(8.0)%	(4.8)%	(6.9)%
Intercompany prepayment *	0.5%	0.7%	0.5%
Undistributed foreign earnings	(0.6)%	(1.0)%	(3.4)%
Impact of foreign operations	(4.6)%	—%	(0.9)%
Separation-related transactions	(2.5)%	—%	—%
Goodwill impairment	(3.9)%	—%	—%
Other	(0.7)%	(0.6)%	(1.6)%
Effective tax rate	(20.6)%	(13.9)%	(62.9)%

*       Represents a U.S. tax rate benefit related to foreign tax prepayment on prepaid royalty income.

The provision for income taxes for 2021 was $397 million compared to $246 million in 2020. The increase in income tax expense was primarily driven by foreign operations, tax charges related to the transfer of Kyndryl’s operations from IBM that were deemed to be immediately settled with IBM through the Net Parent Investment account and changes in uncertain tax positions, offset by valuation allowance reductions. The provision for income taxes for 2020 was $246 million compared to $364 million in 2019. The decrease in the provision was primarily driven by higher pretax losses in 2020 partially offset by an increase in valuation allowances in jurisdictions with losses.

The Company’s effective tax rate for 2021 was lower than the statutory tax rate primarily due to changes in valuation allowances, losses in certain jurisdictions that cannot be benefited from and tax charges related to the transfer of Kyndryl’s operations from IBM that were deemed to be immediately settled with IBM through the Net Parent Investment account. The Company’s effective tax rate for 2020 was lower than the statutory tax rate primarily due to changes in valuation allowances and losses in certain jurisdictions that cannot be benefited from.

U.S. tax reform introduced Global Intangible Low-Taxed Income (“GILTI”), which subjects a U.S. shareholder to current tax on income earned by certain foreign subsidiaries. GAAP allows companies to either (i) recognize deferred taxes for temporary differences that are expected to reverse as GILTI in future years or (ii) account for taxes on GILTI as period costs in the year the tax is incurred. The Company has elected to recognize GILTI impact in the specific period in which it occurs.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	December 31,
(Dollars in millions)	2021	2020
Deferred tax assets
Retirement benefits	$255	$126
Leases	340	380
Stock-based and other compensation	60	37
Domestic tax loss/credit carryforwards	16	643
Deferred income	31	50
Foreign tax loss/credit carryforwards	76	509
Allowance for credit losses	10	37
Fixed assets and depreciation	130	—
Restructuring charges	—	59
Limitation on deductibility of interest	—	50
Accruals	57	91
Other	54	—
Gross deferred tax assets	$1,029	$1,982
Less: valuation allowance	(6)	(1,110)
Net deferred tax assets	$1,023	$872

Deferred tax liabilities
Fixed assets and depreciation	$—	$80
Goodwill and intangible assets	—	45
Leases and right-of-use assets	331	331
Undistributed foreign earnings	25	57
Deferred transition costs	106	—
Other	21	12
Gross deferred tax liabilities	$483	$525

As of December 31, 2021, the Company had tax-affected domestic and foreign net operating loss deferred tax assets of $16 million and $76 million, respectively. If not utilized, the foreign net operating loss carryforwards will begin to expire in 2022. The federal net operating loss can be carried forward indefinitely.

The valuation allowances as of December 31, 2021, 2020 and 2019 were $6 million, $1.11 billion and $650 million, respectively. The additions to valuation allowances for the years ended December 31, 2020 and 2019 were $460 million and $342 million, respectively. The reduction in valuation allowances in 2021 was $1.10 billion. The decrease in valuation allowance is primarily attributable to net operating losses and tax credit carryforwards that existed on a separate return basis for the historical periods presented on a “carve-out” basis. For purposes of the historical periods presented on a “carve-out” basis, the Company’s income tax provisions were calculated using the separate return basis, as if the Company filed separate tax returns. Prior to Separation, the Company’s operations were included in the consolidated U.S. federal and certain state, local and foreign income tax returns filed by IBM. Post-Separation, certain net operating losses and tax credit carryforwards that were included for purposes of the historical periods presented on a “carve-out” basis available to be utilized by IBM are not available for future utilization by the Company and were settled through Net Parent investment immediately prior to the Separation. The Company scheduled the utilization of net operating losses and tax credit carryforwards and concluded that a valuation allowance of $6 million should remain on a portion of our foreign net operating losses that are not more-likely-than-not to be realized prior to expiration. As of December 31, 2021, based on all available evidence, Management concluded that no other valuation allowance was necessary to reduce the deferred tax assets remaining post-Separation since estimated future taxable income is expected to be sufficient to utilize these assets prior to their expiration. Estimates of future taxable income could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(Dollars in millions)	2021	2020	2019
Balance at January 1	$—	$—	$—
Additions based on tax positions related to the current year	476	86	40
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years (including impacts due to a lapse of statute)	—	—	—
Settlements (closed out to Net Parent investment)	(453)	(86)	(40)
Balance at December 31	$23	$—	$—

Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

With limited exceptions, the Company is subject to U.S. federal, state and local, and non-U.S. income tax audits for tax years subsequent to September 1, 2021. Pursuant to the Tax Matters Agreement, any tax liabilities attributable to the tax period (or portion thereof) ending on or before November 3, 2021, are generally not the Company’s liability. As of December 31, 2021, the Company is not aware of any open income tax audits that would result in a liability owed by the Company. The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The net amount of $23 million in unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended December 31, 2021, the Company recognized $0 million in interest expense and penalties. The Company had $0 million for interest and penalties accrued at December 31, 2021.

Pursuant to the Tax Matters Agreement with Kyndryl’s former Parent, the Company identified certain tax refunds related to estimated tax payments and refundable value-added taxes for which we are required to reimburse our former Parent as the refunds are received, as well as certain tax benefits related to net operating losses that were transferred to the Company for which we are required to indemnify our former Parent as the tax benefits are realized. As of December 31, 2021, the Company estimated the amount of our indemnification obligations to our former Parent related to these tax refunds and tax benefits to be approximately $99 million, where $66 million is recorded in other accrued expenses and liabilities expected to be paid within one year, and $33 million is recorded in other liabilities expected to be paid beyond the one-year period. The Company also estimated the amount of our former Parent’s indemnification obligations to us related to income tax liabilities attributable to tax periods (or portions thereof) ending on or before November 3, 2021, to be approximately $41 million, which is recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet.

At December 31, 2021, the Company’s undistributed earnings from certain non-U.S. subsidiaries were not indefinitely reinvested. Accordingly, the Company recorded a deferred tax liability of $25 million for the estimated taxes associated with the repatriation of these earnings. The Company intends to repatriate certain foreign earnings that have been taxed in the U.S. and undistributed earnings to the extent the foreign earnings are not restricted by local laws and can be accessed in a cost-effective manner. Undistributed earnings of approximately $122 million and other outside basis differences in foreign subsidiaries are indefinitely reinvested in foreign operations. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings and outside basis differences is not practicable.

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following tables provide the computation of basic and diluted earnings per share of common stock for the twelve months ended December 31, 2021, 2020 and 2019.

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Net income (loss) on which basic and diluted earnings per share is calculated	$(2,319)	$(2,011)	$(943)

Number of shares on which basic and diluted earnings per share is calculated	224.1	224.1	224.1

Basic earnings (loss) per share	(10.35)	(8.97)	(4.21)
Diluted earnings (loss) per share	(10.35)	(8.97)	(4.21)

The following securities were not included in the computation of diluted earnings (loss) per share because they would have been anti-dilutive:

(In millions)
Nonvested RSUs issued and outstanding	10.2
Market-conditioned performance awards	1.8
Stock options issued and outstanding	3.8
Total	15.8

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Financial Assets and Liabilities Measured at Fair Value

The gross balances of derivative assets contained within prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2021, were $9 million. The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at December 31, 2021, were $1 million. These financial instruments are categorized as Level 2 in the fair value hierarchy. There were no outstanding derivatives in the Consolidated Balance Sheet at December 31, 2020.

The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the Company does not offset derivative assets against liabilities with counterparties in master netting arrangements by counterparty, and there were no derivative instruments activity impacted by master netting agreements at December 31, 2021 and 2020.

The Company also has time deposits that are classified as available-for-sale debt securities with carrying values that approximate fair value. The balance of these securities contained within cash and cash equivalents in the Consolidated Balance Sheet at December 31, 2021, was $609 million. These securities are categorized as Level 2 in the fair value hierarchy. There were no outstanding available-for-sale debt securities in the Consolidated Balance Sheet at December 31, 2020.

Financial Assets and Liabilities Not Measured at Fair Value

Accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt (excluding the current portion of long-term debt and including short-term finance lease liabilities) are financial liabilities with carrying values that approximate fair value. If measured at fair value in the consolidated financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy, except for short-term debt, which would be classified as Level 2.

Fair value of long-term debt for which quoted prices are not available, is calculated using an expected present value technique that uses rates currently available to the Company for debt with similar terms and remaining maturities. The carrying value of long-term debt approximates fair value. If measured at fair value in the consolidated financial statements, long-term debt (including the current portion) would be classified as Level 2 in the fair value hierarchy.

Derivative Financial Instruments

In the normal course of business, we are exposed to risks arising from business operations and economic factors, such as fluctuations in currency exchange rates. We use derivatives to manage the volatility related to these exposures with the objective of reducing fluctuations in earnings and cash flows associated with changes in currency exchange rates.

Anticipated Cost Transactions

At December 31, 2021, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $213 million. The Company had no forward contracts outstanding under this program at December 31, 2020. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At December 31, 2021, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

At December 31, 2021, in connection with cash flow hedges of currency cost transactions, the Company recorded net deferred gains of $4 million (before taxes) in AOCI. At December 31, 2020, there were no currency exchange derivatives that were recorded in the Company’s consolidated financial statements. The Company estimates that $4 million (before taxes) of deferred net gains on derivatives in AOCI at December 31, 2021, will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Subsidiary Cash and Foreign Currency Asset/Liability Management

The Company uses a global treasury center to manage the cash of its subsidiaries. This center principally uses currency swaps to convert cash flows in a cost-effective manner. Changes in fair value of derivatives not designated as hedges are reported in earnings in other (income) and expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At December 31, 2021, the total notional amount of derivative instruments in economic hedges of currency exposure was $581 million, and there were no outstanding derivatives instruments at December 31, 2020.

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of cash flow hedges and derivatives not designated as hedging instruments are recorded and the total effect of hedge activity on these income and expense line items are as follows:

				Gains (Losses) from
(Dollars in millions)	Total			Hedge Activity
For the year ended December 31:	2021	2020	2019	2021	2020	2019
Cost of services	$16,570	$17,143	$17,682	$1	$7	$19
Selling, general and administrative expenses	2,776	2,948	2,970	—	(1)	12
Other (income) and expense	35	25	(29)	4	6	20

	Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated	Recognized on			Attributable to Risk
(Dollars in millions)	Income Statement	Derivatives			Being Hedged
For the year ended December 31:	Line Item	2021	2020	2019	2021	2020	2019
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other (income) and expense	$4	$6	$20	NA	NA	NA
Total		$4	$6	$20	$—	$—	$—

NA – not applicable

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
				Consolidated	Reclassified
(Dollars in millions)	Recognized in OCI			Income Statement	from AOCI
For the year ended December 31:	2021	2020	2019	Line Item	2021	2020	2019
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$4	$—	$—	Cost of services	$1	$7	$19
				Selling, general and administrative expenses	—	(1)	12
Total	$4	$—	$—		$1	$6	$31

For the years ended December 31, 2021, 2020 and 2019, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur; nor are there any anticipated in the normal course of business.

NOTE 8. PROPERTY AND EQUIPMENT

The following table presents the balances of property and equipment by type:

	December 31,
(Dollars in millions)	2021	2020
Information technology equipment	$7,847	$10,005
Buildings and leasehold improvements	2,869	2,968
Office and other equipment	397	346
Land and land improvements	72	149
Property and equipment, gross	$11,185	$13,468
Less: Accumulated depreciation	8,261	9,478
Property and equipment, net	$2,923	$3,991

Depreciation of property and equipment was $1.30 billion, $1.45 billion and $1.47 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021, the Company disposed of certain property and equipment with net book value of approximately $200 million. Additionally, the decrease in net property and equipment in 2021 was attributable to depreciation outpacing capital expenditures and the final transfer of assets from our former Parent at Separation. In the 2020 period, the Company’s property and equipment balance was based on an allocation of IBM’s balances depending on the type of asset. Information technology equipment balances relating to assets specifically utilized by the Company were fully allocated to the Company. Leasehold improvements associated with leases attributed to Kyndryl were fully allocated to the Company. The remaining asset balances representing assets associated with space (land, buildings, and office and other equipment in the space) were allocated based on the percentage of space utilized. The 2020 basis of presentation prior to Separation assumed a greater basis of assets attributable to Kyndryl as compared to the assets ultimately transferred, and the transfer was recorded as a non-cash distribution within the net parent investment at Separation.

NOTE 9. LEASES

The following table presents the various components of lease costs:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Finance lease costs	$69	$61	$18
Operating lease costs	354	424	429
Short-term lease costs	7	10	12
Variable lease costs	73	114	124
Sublease income	(5)	(4)	(2)
Total lease costs	$498	$605	$581

For pre-Separation periods, the Company’s right-of-use assets and lease liabilities reflected in the Consolidated Balance Sheet are based on an allocation of IBM’s balances depending on the type of lease. Finance lease balances relating to assets specifically utilized by the Company were fully allocated to the Company. The real estate lease balances were allocated based on the percentage of space utilized. The remaining lease balances were allocated to the Company based on headcount.

The Company had no sale and leaseback transactions for the years ended December 31, 2021, 2020 and 2019.

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities and, as such, are excluded from the amounts below.

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for finance leases	$3	$3	$1
Financing cash outflows for finance leases	70	72	19
Operating cash outflows for operating leases	327	450	454
Right-of-use assets obtained in exchange for new finance lease liabilities	86	129	147	*
Right-of-use assets obtained in exchange for new operating lease liabilities	562	336	1,647	*
*	Includes opening balance additions as a result of the adoption of the new lease guidance effective January 1, 2019. The post-adoption addition of leases for the year ended December 31, 2019 was $430 million for operating leases and $141 million for finance leases.

The following table presents the weighted-average lease term and discount rate for finance and operating leases:

	December 31,
	2021		2020
Finance leases
Weighted-average remaining lease term	3.3	years	3.5	years
Weighted-average discount rate	1.41%		1.35%
Operating leases
Weighted-average remaining lease term	5.2	years	5.7	years
Weighted-average discount rate	2.66%		2.19%

The following table presents a maturity analysis of expected undiscounted cash flows for operating and finance leases on an annual basis for the next five years and thereafter.

							Imputed
(Dollars in millions)	2022	2023	2024	2025	2026	Thereafter	Interest*	Total**
Finance leases	$78	$68	$44	$28	$8	$—	$(5)	$222
Operating leases	403	302	236	201	121	190	(87)	1,366

*      Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

**    The Company entered into lease agreements for certain facilities and equipment with payments totaling approximately $27 million that have not yet commenced as of December 31, 2021, and therefore are not included in this table.

The following table presents the total amount of finance leases recognized in the Consolidated Balance Sheet:

	December 31,
(Dollars in millions)	2021	2020
Right-of-use assets – Property and equipment	$221	$201
Lease liabilities:
Short-term debt	76	69
Long-term debt	147	140

NOTE 10. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$16	$(13)	$3
Client relationships	130	(97)	33
Completed technology	20	(20)	—
Patents and trademarks	2	(2)	—
Total	$169	$(132)	$36

	At December 31, 2020
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$7	$(4)	$3
Client relationships	130	(77)	53
Completed technology	20	(17)	3
Patents and trademarks	2	(2)	—
Total	$159	$(99)	$60

There was no impairment of identifiable intangible assets recorded in 2021 and 2020. The net carrying amount of intangible assets decreased $24 million during the year ended December 31, 2021, primarily due to intangible asset amortization, partially offset by additions of capitalized software. The aggregate intangible asset amortization expense was $37 million, $29 million and $29 million for the years ended December 31, 2021, 2020 and 2019 respectively. In 2021, the Company retired $7 million of fully amortized intangible assets, impacting both the gross carrying amount and accumulated amortization by this amount.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at December 31, 2021:

	Capitalized	Acquired
(Dollars in millions)	Software	Intangibles	Total
2022	$3	$18	$21
2023	—	10	11
2024	—	6	6
2025	—	—	—
2026	—	—	—
Thereafter	—	—	—

Goodwill

The Company reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value and whether it is necessary to perform the quantitative goodwill impairment test. This quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount. After performing the annual goodwill impairment qualitative analysis during the fourth quarter of 2021, the Company determined it was necessary to perform the quantitative goodwill impairment test.

We use an income-based approach where fair value is determined using a discounted cash flow model that requires significant judgment with respect to revenue and growth rates, based upon annual budgets and long-term strategic plans. Fair value estimates employed in our annual impairment review of goodwill involve using various assumptions. Assumptions critical to our fair value estimates were discount rates, expected revenue growth and projected EBITDA margins used in determining the fair value of the reporting units. These and other assumptions are impacted by economic conditions and expectations of management and may change based on different facts and circumstances. We believe the assumptions used to estimate future cash flows are reasonable, but there can be no assurance that the expected cash flows will be realized. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and therefore could change impairment determinations.

In the fourth quarter of 2021, the Company reviewed its goodwill balances for impairment under both the previous segment structure and the new segment structure, as required. For further details on segment changes, see Note 4 – Segments. The Company determined that $469 million of goodwill in the former EMEA ($293 million) and current U.S. ($176 million) reporting units was impaired in fourth quarter 2021, largely attributable to margin challenges in the EMEA segment as well as the geographic re-segmentation of the former Americas segment. The impairment was recorded in the Impairment expense line item within the Consolidated Income Statement.

The rollforward of goodwill balances by segment for the years ended December 31, 2021 and December 31, 2020 were as follows:

		Foreign		Foreign
		Currency		Currency
		Translation		Translation
(Dollars in millions)	Balance at	and Other	Balance at	and Other	Re-allocation		Balance at
Segment	January 1, 2020	Adjustments*	December 31, 2020	Adjustments*	of Goodwill	Impairment	December 31, 2021
Americas	$416	$24	$440	$(10)	$(431)	$—	$—
EMEA	272	16	288	5	—	(293)	—
Asia Pacific	74	4	78	(16)	(62)	—	—
Japan	401	23	424	(9)	—	—	415
U.S.	—	—	—	—	176	(176)	—
Principal Markets	—	—	—	1	141	—	142
Strategic Markets	—	—	—	—	176	—	176
Total	$1,162	$67	$1,230	$(29)	—	$(469)	$732
*	Primarily driven by foreign currency translation.

NOTE 11. BORROWINGS

Debt

The following table presents the components of our debt:

	Weighted-Average		December 31,
(Dollars in millions)	Interest Rate*	Maturities*	2021	2020
Long-term debt	2.7%	2024-2041	$3,029	$—
Finance lease obligations	1.4%	2022-2026	222	209
			$3,251	$209
Less: Unamortized discount			5	—
Less: Unamortized debt issuance costs			15	—
Less: Current maturities of long-term debt			103	69
Total			$3,128	$140
*	As of December 31, 2021.

Contractual obligations of long-term debt outstanding at December 31, 2021, were as follows:

December 31,
(Dollars in millions)*	2021
2022	$103
2023	94
2024	572
2025	57
2026	726
Thereafter	1,700
Total	$3,251

*    Contractual obligations approximate scheduled repayments.

Senior Unsecured Notes

In October 2021, in preparation for the Separation, we completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes (the “Notes”) as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041. The Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in reliance on Regulation S of the Securities Act. The Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner. In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we will use commercially reasonable efforts to file and have declared effective a registration statement with respect to a registered offer to exchange each series of Notes for new notes with substantially identical terms by October 15, 2022. If the exchange offer is not completed on or before October 15, 2022 and, under certain other circumstances, we are required to use commercially reasonable efforts to file and have declared effective a shelf registration statement relating to the resale of the Notes.

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

The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements. The total expense recorded by the Company for the Term Loan Credit Agreement and Revolving Credit Agreement was immaterial in 2021.

The Notes, revolving credit facility and term loan were initially guaranteed by Parent. Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to Parent in conjunction with the Separation. Following the completion of the Separation on November 3, 2021, the guarantee was released and the Notes, term loan and revolving credit facility are no longer obligations of IBM.

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

Loan Agreement

In the second quarter of 2021, our former Parent entered into a $140 million loan agreement with a bank to finance a purchase of software licenses on behalf of Kyndryl. The loan was transferred to Kyndryl in conjunction with the Separation and is included in the Company’s consolidated financial statements. The carrying amount of the loan approximates fair value. If measured at fair value in the consolidated financial statements, the loan would be classified as Level 2 in the fair value hierarchy.

The amortizing loan is secured by collateral and contains covenants, primarily for compliance with the scheduled payments in the loan agreement. Failure to comply with the loan covenants could constitute an event of default and result in the immediate repayment of the principal and interest on the loan. The Company is in compliance with all of the loan covenants and is expected to maintain a credit rating at or above the level outlined in the loan agreement.

Interest on Debt

Interest expense for the years ended December 31, 2021, 2020 and 2019 was $64 million, $63 million and $76 million, respectively. Cost of financing and interest capitalized for the periods presented was immaterial. Pre-Separation, most of the interest in the Consolidated Income Statement reflects the allocation of interest expense associated with debt issued by IBM for which a portion of the proceeds benefited Kyndryl. Such IBM debt has not been attributed to the Company for any periods presented because IBM’s borrowings were not the legal obligation of the Company, except for the loan agreement described below. Post-Separation, interest expense also reflects the standalone interest related to our fourth quarter borrowings. Refer to Note 17 – Related-Party Transactions for more information on the allocation of IBM’s corporate expenses.

NOTE 12. OTHER LIABILITIES

The following table provides the components of other liabilities at December 31, 2021 and 2020.

	December 31,
(Dollars in millions)	2021	2020
Workforce rebalancing (current)	$82	$595
Other service accruals	662	279
Other accrued expenses and liabilities	$744	$874
Workforce rebalancing (noncurrent)	$51	$82
Deferred taxes	135	78
Income tax reserve	23	—
Other	293	122
Other noncurrent liabilities	$501	$282

In response to changing business needs, the Company has in the past taken workforce rebalancing actions to increase productivity, enhance cost-competitiveness and rebalance skills. The noncurrent liabilities related to workforce rebalancing actions are accruals primarily related to terminated employees who are no longer working for the Company who were granted annual payments to supplement their incomes in certain countries. Depending on the individual country’s legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies. Workforce rebalancing costs decreased in 2021 compared to 2020.

Pursuant to the Tax Matters Agreement with our former Parent, the Company will be required to reimburse our former Parent for certain tax refunds we receive and to indemnify our former Parent for certain tax payments. For more information, see Note 5 – Taxes.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at December 31, 2021, and December 31, 2020, were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software and cloud partners to provides services to its customers. At December 31, 2021, we had short-term (in 2022), mid-term (in 2023 and 2024) and long-term (after 2024) purchase commitments in the amount of $0.8 billion, $1.5 billion and $1.1 billion, respectively.

As a company with approximately 90,000 employees and with clients around the world, Kyndryl is subject to, or could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. Given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients could become subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of Kyndryl’s scope and scale, the Company is subject to, or could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws and the Company’s benefit plans), as well as actions with respect to contracts, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, or may be, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.

The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with the relevant accounting guidance, the Company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. In addition, the Company may also disclose matters based on its consideration of other matters and qualitative factors, including the experience of other companies in the industry and investor, customer and employee relations considerations. Following the Separation from IBM, the Company has continued to analyze its ongoing disputes and outstanding claims in the context of the Separation and Distribution agreement from IBM and the avenues available for resolution post-Separation. In connection with this assessment, in the quarter ended December 31, 2021, the Company recorded $62 million of estimated liabilities in anticipation of the potential resolution related to these matters.

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

Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the Company will continue to defend itself vigorously, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

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

NOTE 14. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019:

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the year ended December 31, 2021:	Amount	Benefit	Amount
Foreign currency translation adjustments	$198	$—	$198
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) arising during the period	4	—	4
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	3	—	3
Retirement-related benefit plans*:
Prior service (credits) costs	1	(2)	(1)
Net (losses) gains arising during the period	72	(17)	54
Curtailments and settlements	3	(1)	2
Amortization of net (gains) losses	51	(13)	38
Total retirement-related benefit plans	127	(33)	94
Other comprehensive income (loss)	$329	$(33)	$296
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the year ended December 31, 2020:	Amount	Benefit	Amount
Foreign currency translation adjustments	$125	$—	$125
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$(41)	$13	$(28)
Amortization of prior service (credits) costs	(1)	—	—
Amortization of net (gains) losses	36	(12)	24
Total retirement-related benefit plans	$(6)	$2	$(4)
Other comprehensive income (loss)	$119	$2	$121
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Before Tax	Tax (Expense)	Net of Tax
For the year ended December 31, 2019:	Amount	Benefit	Amount
Foreign currency translation adjustments	$12	$—	$12
Retirement-related benefit plans*:
Prior service costs (credits)	$(1)	$—	$(1)
Net (losses) gains arising during the period	(84)	27	(57)
Amortization of net (gains) losses	27	(9)	18
Total retirement-related benefit plans	$(57)	$18	$(39)
Other comprehensive income (loss)	$(45)	$18	$(27)
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign Currency	Net Change	Accumulated Other
	Gains (Losses)	Translation	Retirement-Related	Comprehensive
(Dollars in millions)	on Cash Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
December 31, 2018	$—	$(1,019)	$(175)	$(1,193)
Other comprehensive income (loss)**	—	12	(39)	(27)
December 31, 2019	$—	$(1,007)	$(214)	$(1,220)
Other comprehensive income (loss)**	—	125	(4)	121
December 31, 2020	$—	$(882)	$(218)	$(1,100)
Net transfers from Parent	—	—	(339)	(339)
Other comprehensive income (loss)**	3	198	94	296
December 31, 2021	$3	$(684)	$(462)	$(1,143)

*	Foreign currency translation adjustments are presented gross.
**	No amounts were reclassified from accumulated other comprehensive income.

NOTE 15. STOCK-BASED COMPENSATION

The following table presents stock-based compensation cost which is included in net income (loss).

	Year Ended December 31
(Dollars in millions)	2021	2020	2019
Cost of services	$28	$26	$15
Selling, general and administrative expense	44	37	35
Pretax stock-based compensation cost	$71	$64	$51
Income tax benefits	(13)	(14)	(12)
Stock-based compensation cost, net of tax	$58	$49	$40

The Company’s total unrecognized compensation cost related to non-vested awards at December 31, 2021 was $235 million and is expected to be recognized over a weighted-average period of approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense. Future unearned stock-based compensation will increase to the extent the Company grants additional equity awards, changes incentive awards terms, or assumes unvested equity awards in connection with acquisitions. Capitalized stock-based compensation cost was not material at December 31, 2021, 2020 and 2019.

Incentive Awards

Stock-based incentive awards were provided to employees under the terms of Kyndryl’s employment and the long-term performance plans (the “Plans” or “LTPP”). Awards under the Plans principally include Restricted Stock Units (RSUs), market-conditioned performance awards (launch PSUs) and stock options. RSUs and stock options generally vest based on continued passage of time. Market-conditioned performance awards are cliff-vested at the end of the service period.

The following table summarizes RSU, market-conditioned performance award and stock option activities:

			Market-Conditioned
	RSUs		Performance Awards
		Weighted-		Weighted-
	Number	Average	Number	Average
	of Units	Grant-Date	of Units	Grant-Date
	(in millions)	Fair Value	(in millions)	Fair Value
Balance at December 31, 2020	—	$—	—	$—
Awards converted from IBM programs	8.5	28.78	—	—
Awards granted	2.0	18.20	1.8	15.14
Awards vested	(0.1)	29.30	—	—
Awards canceled/ forfeited	(0.2)	21.71	—	—
Balance at December 31, 2021	10.2	$26.82	1.8	$15.14

Stock Options
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Intrinsic	Average
	of Units	Grant-Date	Exercise Price	Value	Contractual
	(in millions)	Fair Value	per Share	per Share	Term (in years)
Balance at December 31, 2020	—	$—	$—	$—	—
Awards converted from IBM programs	—	NM	8.28	9.82	NM
Awards granted	3.8	6.54	17.78	—	6.3
Awards vested	—	—	—	—	—
Awards canceled/forfeited	—	—	—	—	—
Balance at December 31, 2021	3.8	$6.56	$17.76	$—	6.3

NM – not meaningful; stock options from former Parent were fully vested in 2019.

The weighted-average grant date fair value of RSUs granted for the years ended December 31, 2021, 2020 and 2019 was $18, $117 and $123, respectively. The weighted-average grant price prior to Separation used in the assessment was derived from the Parent’s stock price at grant. The aggregate fair value (which is based on the stock price at grant date) of restricted stock units (including former Parent’s PSUs converted to RSUs) vested was $45 million, $36 million and $34 million during the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE 16. RETIREMENT-RELATED BENEFITS

Description of Plans

The Company sponsors and co-sponsors defined benefit pension plans and other nonpension postretirement benefit plans that cover certain non-U.S. employees and retirees. The defined benefit pension plan benefits are based principally on employees’ years of service and/or compensation levels at or near retirement. These plans are accounted for as defined benefit pension plans for purposes of the consolidated financial statements. Accordingly, the net benefit plan obligations and the related benefit plan expenses of those plans have been recorded in the Company’s consolidated financial statements. The nonpension postretirement benefit plans provide a fixed monthly dollar credit for retiree health care expense. The benefit obligation and related expenses for these plans are included in the consolidated financial statements.

Additionally, certain Company employees participate in multi-employer defined benefit pension plans and post-retirement health plans which are sponsored by third parties and include other participants as well as defined contribution plans that are sponsored by the Company. Accordingly, the Company does not record an asset or liability to recognize the funded status of the multi-employer plans. However, the Company records service cost and defined contribution cost attributable to its employees who participate in the multi-employer and the defined contribution plans, as well as expense allocated for certain corporate and shared functional employees. These amounts are included in the Consolidated Income Statement.

Plan Financial Information

The following tables present the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Consolidated Income Statement, excluding defined contribution plans.

(Dollars in millions)	Defined Benefit Pension Plans			Nonpension Postretirement Benefit Plans
For the year ended December 31:	2021	2020	2019	2021	2020	2019
Service cost	$81	$109	$101	$2	$3	$3
Interest cost*	11	10	17	2	1	1
Expected return on plan assets*	(30)	(24)	(27)	(1)	(1)	(1)
Amortization of prior service costs (credits)*	—	(1)	—	—	—	—
Recognized actuarial losses*	51	36	26	—	—	—
Curtailments and settlements*	2	—	—	—	—	—
Multi-employer plans and other costs**	7	13	20	—	—	—
Total net periodic benefit cost	$123	$143	$138	$3	$3	$4

*These components of net periodic benefit cost are included in other (income) and expense in the Consolidated Income Statement.

**

Multi-employer plan costs represent required contributions for the period to multi-employer plans, which are plans sponsored by third parties. The Company recognizes expense in connection with these plans as contributions are funded.

The following table presents the changes in net benefit obligation and plan assets, excluding defined contribution plans and multi-employer plans.

	Defined Benefit		Nonpension Postretirement
	Pension Plans		Benefit Plans
(Dollars in millions)	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at January 1	$1,202	$1,099	$13	$13
Service cost*	10	15	—	1
Interest cost	4	10	1	1
Plan participants’ contributions	1	—	—	—
Benefit obligation assumed from former Parent**	1,178	(12)	6	—
Actuarial losses (gains)	(43)	33	3	(1)
Benefits paid from trust	(2)	(21)	—	—
Direct benefit payments	(3)	(19)	—	—
Foreign exchange impact	(34)	97	—	—
Amendments, curtailments, settlements and other	(11)	—	(4)	—
Benefit obligation at December 31	$2,302	$1,202	$19	$13
Change in plan assets
Fair value of plan assets at January 1	$654	$612	$13	$12
Actual return on plan assets	39	13	—	2
Employer contributions	23	4	—	—
Fair value of plan assets assumed from former Parent**	810	(10)	(13)	—
Plan participants’ contributions	1	—	—	—
Benefits paid from trust	(2)	(21)	—	—
Foreign exchange impact	(22)	56	—	(1)
Settlements	(8)	—	—	—
Fair value of plan assets at December 31	$1,496	$654	$—	$13
Funded status at December 31	$(807)	$(548)	$(19)	$—
Accumulated benefit obligation***	$2,181	$1,171
*	Represents service costs attributable to Company-sponsored and co-sponsored plans.
**	Represents the impact to benefit obligation and fair value of plan assets resulting from pension assets and liabilities assumed in connection with establishment of certain Kyndryl legal entities.
***	Represents the benefit obligation assuming no future participant compensation increases.

The following table presents the amounts recorded in the Consolidated Balance Sheet.

	Defined Benefit		Nonpension Postretirement
	Pension Plans		Benefit Plans
	December 31,		December 31,
(Dollars in millions)	2021	2020	2021	2020
Noncurrent assets – pension assets	$58	$—	$—	$1
Current liabilities – accrued compensation and benefits	(28)	—	—	—
Noncurrent liabilities – retirement and nonpension postretirement benefit obligations	(836)	(548)	(18)	(1)
Funded status, net	$(807)	$(548)	$(19)	$—

The following table presents information for defined benefit plans with accumulated benefit obligations (ABO) or projected benefit obligations (PBO) in excess of plan assets.

	At December 31, 2021		At December 31, 2020
	Benefit	Plan	Benefit	Plan
(Dollars in millions)	Obligation	Assets	Obligation	Assets
PBO in excess of plan assets	$1,990	$1,125	$1,202	$654
ABO in excess of plan assets	1,790	1,039	1,079	561
Plan assets in excess of PBO	312	371	—	—

The following table presents information for the nonpension postretirement benefit plans with accumulated postretirement benefit obligations (APBO) in excess of plan assets.

	At December 31, 2021		At December 31, 2020
	Benefit	Plan	Benefit	Plan
(Dollars in millions)	Obligation	Assets	Obligation	Assets
APBO in excess of plan assets	$19	$—	$1	$—
Plan assets in excess of APBO	—	—	12	13

The following table presents the pretax net loss and prior service costs (credits) recognized in OCI and the changes in pretax net loss and prior service costs (credits) as well as Separation-related transfers from Parent recognized in AOCI for the retirement-related benefits plans.

	Defined Benefit		Nonpension Postretirement
	Pension Plans		Benefit Plans
(Dollars in millions)	2021	2020	2021	2020
Net loss (gain) at January 1	$314	$307	$(2)	$(1)
Current period loss (gain)	(75)	43	3	(2)
Curtailments and settlements	(3)	—	—	—
Amortization of net loss included in net periodic benefit cost	(51)	(36)	—	—
Separation-related transfers from Parent **	444	—	5	—
Net loss (gain) at December 31	$629	$314	$6	$(2)
Prior service costs (credits) at January 1	(2)	(3)	—	—
Current period prior service costs (credits)	3	—	(4)	—
Amortization for prior service costs (credits) included in net periodic benefit cost	—	1	—	—
Separation-related transfers from Parent **	9	—	—	—
Prior service costs (credits) at December 31	$9	$(2)	$(4)	$—
Total amounts recognized in accumulated other comprehensive loss (income) *	$638	$312	$2	$(2)
*

See Note 14 - Equity for the total change in AOCI and the Consolidated Statement of Comprehensive Income for the components of net periodic benefit cost, including the related tax effects, recognized in OCI for the retirement-related benefit plans.

**

Separation-related transfers from Parent represent the pretax impact resulting from the assumption of pension assets and liabilities, along with the associated deferred costs, in connection with establishment of certain Kyndryl legal entities. These transfers are not recognized in OCI; rather they are recognized as transfers into AOCI. See Note 14 – Equity.

The following table presents the weighted-average assumptions used to measure the net periodic benefit cost and the year-end benefit obligations.

	Defined Benefit			Nonpension Postretirement
	Pension Plans			Benefit Plans
Weighted-average assumptions used to measure	2021	2020	2019	2021	2020	2019
Net periodic benefit cost
Discount rate	0.62%	0.86%	1.65%	8.31%	8.31%	8.89%
Expected long-term returns on plan assets	3.00%	4.03%	4.62%		8.20%	9.00%
Rate of compensation increase	2.22%	2.25%	1.37%
Benefit obligations
Discount rate	1.19%	0.62%	0.86%	1.04%	8.31%	8.31%
Rate of compensation increase	2.30%	2.22%	2.25%
Interest crediting rate - cash balance plans	1.43%

In certain countries, a portfolio of high-quality corporate bonds is used to construct a yield curve. Cash flows from the Company’s expected benefit obligation payments are matched to the yield curve to derive discounts. In other countries where the markets for high-quality long-term bonds are not as well developed, a portfolio of long-term government bonds is used as a base and a credit spread is added to simulate corporate bond yields at these maturities in the jurisdiction of each plan. This is the benchmark for developing the respective discount rates.

In developing the expected long-term rate of return on assets, the Company considers the long-term expectations for future returns. The use of expected returns may result in pension income that is greater or less than the actual return of those plan assets in a given year. Over time, however, the expected rate of return is expected to approximate the actual long-term results, leading to a pattern of income or loss recognition that more closely matches the pattern of services provided by the employees.

For the nonpension postretirement benefit plans, the Company reviews external data to determine the healthcare costs trends. The healthcare cost trend rates have an insignificant effect on plan costs or other benefit obligations due to terms of the plan which limit the Company’s obligation to the participants.

Investment Policies and Strategies

The investment objective of the plan assets is to generate returns that will enable the plan to meet its future obligations. The weighted-average target allocation for the defined benefit plans is 24 percent equity securities, 45 percent fixed-income securities, 4 percent real estate, 17 percent insurance contracts and 11 percent other investments. Typically the responsibility for determining the target allocation and managing the investments lies with a plan governing board that may include up to 50 percent of members elected by employees and retirees. Generally, these defined benefit plans do not invest in illiquid assets, and their use of derivatives is mainly for currency hedging, interest rate risk management, credit exposure and alternative investment strategies.

Plan Assets and Fair Value Measurements

The following table presents the Company’s defined benefit pension plans’ asset classes and their associated fair value at December 31, 2021 and 2020.

	December 31, 2021				December 31, 2020
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity
Equity securities	$9	$—	$—	$9	$—	$—	$—	$—
Fixed income
Government and related (1)	—	158	—	158	—	18	—	18
Corporate bonds	—	32	—	32	—	—	—	—
Insurance contracts	—	255	—	255	—	91	—	91
Cash and short-term investments (2)	14	—	—	14	1	—	—	1
Derivative assets (3)	3	12	—	15	—	—	—
Mutual funds	—	—	—	—	7	—	—	7
Subtotal	$26	$457	$—	$483	$8	$110	$—	$118
Investments measured at net asset value using NAV as a practical expedient (4)	—	—	—	1,013	—	—	—	537
Fair value of plan assets	$26	$457	$—	$1,496	$8	$110	$—	$654
(1)	Includes debt issued by national, state and local governments and agencies.
(2)	Includes cash, cash equivalents and short-term marketable securities.
(3)	Includes forward contracts, interest rate swaps, exchange traded and other over-the-counter derivatives.
(4)

Investments measured at fair value using the net asset value (NAV) per share (or its equivalent), as a practical expedient. These investments include commingled funds, hedge funds, common collective trusts, private equity partnerships and real estate partnerships.

For the year ended December 31, 2021, there were no plan assets in the nonpension postretirement benefit plans. For the year ended December 31, 2020, the nonpension postretirement benefit plans held plan assets of $13 million, invested in government debt and corporate bonds categorized as Level 2 in the fair value hierarchy.

Approximately 78% of plan assets are held in plans which are co-sponsored by the Company along with IBM. The allocation of the fair value of co-sponsored plan assets is based on the initial pension assets assumed in connection with establishment of certain Kyndryl legal entities, Company contributions, distributions and market returns.

Retirement-related benefit plan assets are recognized and measured at fair value. Because of the inherent uncertainty of valuations, these fair value measurements may not necessarily reflect the amounts the Company could realize in current market transactions. The following is a description of the valuation techniques used to measure plan assets at fair value. There were no changes in valuation techniques during the periods presented.

Equity securities and mutual funds: Equity securities are valued at the closing price reported on the stock exchange on which the individual securities are traded. Mutual funds are typically valued based on quoted market prices. These assets are generally classified as Level 1.

Fixed income: Fixed-income securities, other than insurance contracts, are typically valued using the closing price reported on the major market on which the individual securities are traded, if available. Assets fair valued using this methodology are generally classified as Level 2. If market prices are unavailable, the fair value is estimated using pricing models or quoted prices of securities with similar characteristics.

Insurance contracts: Fair value is based on the expected value of the insurance benefits of the insurance contracts. The insurance benefits are assessed using the same interest rate and mortality table used to determine the liability. These assets are generally classified as Level 2.

Cash and short-term investments: Cash includes money market accounts that are valued at their cost plus interest on a daily basis, which approximates fair value. Short-term investments represent securities with original maturities of one year or less. These assets are generally classified as Level 1.

Derivatives assets: Exchange-traded derivatives are valued at the closing price reported on the exchange on which the individual securities are traded. Forward contracts are valued using a mid-close price. Over-the-counter derivatives are valued using pricing models. These models require a variety of inputs, yield curves, credit curves, measures of volatility and foreign exchange rates. Derivative assets are classified as Level 1 or Level 2 depending on availability of quoted market prices.

Investments measured at net asset value: Certain investments are measured at fair value using the net asset value (“NAV”) per share (or its equivalent) as a practical expedient. These investments, which may include commingled funds, hedge funds, common collective trusts, private equity partnerships and real estate partnerships, are typically valued using the NAV provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus liabilities multiplied by the plan’s ownership of the investment.

Contributions and Direct Benefit Payments

It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate.

The following table presents the contributions made to the defined benefit pension plan, nonpension postretirement benefit plans, multi-employer plans, defined contribution plans and direct payments made in 2021, 2020 and 2019. The cash contributions to the multi-employer plans represent the annual cost included in the net periodic benefit cost recognized in the Consolidated Income Statement.

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Defined benefit plans	$25	$4	$4
Multi-employer plans*	5	7	9
Defined contribution plans	165	194	207
Direct payments	33	19	16
Total	$229	$225	$236
*	Multi-employer plans are sponsored by third parties.

Contributions to nonpension postretirement benefit plans were not material for any periods presented.

Prior to September 1, 2021, certain U.S. employees were eligible to participate in the IBM 401(k) Plus Plan, which provided matching contributions up to 6% of eligible pay. On September 1, 2021, employees who participated in the IBM 401(k) Plus Plan were transferred to the Kyndryl 401(k) Plan and eligible to continue to receive matching contributions up to 6% of eligible pay. For all eligible employees hired or rehired on or after September 1, 2021, the Kyndryl 401(k) Plan provides a matching contribution of up to 3% of eligible pay.

The Company estimates contributions to its defined benefit and multi-employer plans in 2022 to be approximately $29 million, the largest of which will be contributed to a defined benefit plan in Spain. This amount generally represents legally mandated minimum contributions.

Financial market performance in 2022 could increase the legally mandated minimum contribution in certain countries that require monthly or daily remeasurement of the funded status. The Company could also elect to contribute more than the legally mandated amount based on market conditions or other factors.

Expected Benefit Payments – Defined Benefit Pension Plans and Nonpension Postretirement Benefit Plans

The following table presents the total expected benefit payments to participants of both the defined benefit pension plans and nonpension postretirement benefit plans.

		Nonpension
	Defined Benefit	Postretirement
(Dollars in millions)	Pension Plans	Benefit Plans
2022	$99	$—
2023	87	1
2024	87	1
2025	107	1
2026	100	1
2027‑2031	592	3

The 2022 expected benefit payments not covered by the respective plan assets represent a component of compensation and benefits, within current liabilities, in the Consolidated Balance Sheet.

NOTE 17. RELATED-PARTY TRANSACTIONS

Related-Party Revenue and Purchases

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $704 million, $645 million and $613 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $4.0 billion, $3.8 billion and $3.6 billion for the years ended December 31, 2021, 2020 and 2019, respectively. Included in these related-party cost of services were: costs incurred by Kyndryl to provide services to the former Parent for networking and IT services prior to Separation in the amounts of $384 million, $509 million and $484 million for the years ended December 31, 2021, 2020 and 2019, respectively; costs related to the usage of IBM-branded software allocated to Kyndryl by the former Parent prior to Separation in the amounts of $2.8 billion, $2.7 billion and $2.6 billion for the years ended December 31, 2021, 2020 and 2019, respectively; depreciation charges related to IBM hardware allocated to Kyndryl prior to Separation in the amounts of $447 million, $520 million and $538 million for the years ended December 31, 2021, 2020 and 2019, respectively; and costs related to services provided to Kyndryl’s customers that were outsourced to IBM post-Separation in the amount of $312 million during the fourth quarter of 2021.

The capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $299 million, $504 million and $526 million for the years ended December 31, 2021, 2020 and 2019, respectively. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, up to approximately $265 million of upgraded hardware over an expected two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at December 31, 2021. The expected average useful life of the upgraded hardware is approximately five years, and the Company intends to recognize total depreciation approximating $265 million over the useful life, consistent with our depreciation policy.

Acquired Intangible Assets

Within the historical periods presented, the Company has been charged a management fee for the use of certain acquired intangible assets by IBM for acquisitions which were not specific to Kyndryl. The amounts reflected within cost of services on the Consolidated Income Statement for these fees were $26 million, $31 million and $15 million for the years ended December 31, 2021, 2020 and 2019, respectively. The amounts for these fees reflected within Selling, general and administrative expense within the Consolidated Income Statement were $37 million, $49 million and $23 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Allocation of Corporate Expenses

The Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows include an allocation of general corporate expenses from IBM prior to the Separation. The financial information in these consolidated financial statements does not necessarily include all of the expenses that would have been incurred by Kyndryl had it been a separate, standalone company. It is not practicable to estimate actual costs that would have been incurred had Kyndryl been a standalone company during the periods presented. Allocations for management costs and corporate support services provided to Kyndryl for the years ended December 31, 2021, 2020 and 2019 totaled $1.0 billion, $1.3 billion and $1.2 billion, respectively. These amounts include costs for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl in the period in which the costs were recorded and are included in the Net Parent investment. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

The following table presents the components of the allocation of general corporate expenses from IBM.

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Selling, general and administrative expense	$932	$1,220	$1,185
Interest expense	46	63	76
Other (income) and expense	10	4	(31)
Total expense and other (income)	$989	$1,287	$1,230

Net Parent Investment

Prior to the Separation, related-party transactions between Kyndryl and IBM were included within Net Parent investment in the Consolidated Balance Sheet as these related-party transactions were not settled in cash. Net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Changes in Equity represents IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM and Kyndryl’s accumulated earnings. Net transfers from IBM are included within Net Parent investment. The components of Net transfers from IBM and the reconciliation to the corresponding amount presented on the Consolidated Statement of Cash Flows were as follows:

	For the Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash pooling and general financing activities/other	$(445)	$(4,165)	$(4,390)
Allocation of Parent’s corporate expenses/other	1,255	1,668	1,610
Related-party sales and purchases	2,440	2,991	2,944
Related-party intangible assets fee	63	80	38
Income taxes	716	297	397
Issuance of common stock and reclassification of net parent investment	(4,029)	—	—
Total Net transfers (to) from Parent per Consolidated Statement of Equity	$—	$872	$598
Income taxes	(716)	(297)	(397)
Allocation of Parent’s stock-based compensation	(58)	(64)	(51)
Other*	744	(133)	(132)
Total Net transfers (to) from Parent per Consolidated Statement of Cash Flows	$(30)	$377	$18
*	Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to IBM in conjunction with the Separation. See Note 11 – Borrowings.

Assignment of Receivables

A portion of Kyndryl’s receivables with extended payment terms have historically been assigned to IBM’s Global Financing business. These receivables were not recognized on the Company’s Consolidated Balance Sheet. The gross amounts of Kyndryl receivables assigned to IBM Global Financing were $1.9 billion, $3.1 billion and $3.0 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The fees and the net gains and losses associated with the assignment of receivables were not material for any of the periods presented. In October 2021, in preparation for the Separation, the Company entered into a Receivables Purchase Agreement with an unaffiliated bank with capacity similar to the amounts historically financed by IBM.

Software Purchase Agreements

In conjunction with the Separation, Kyndryl has agreed to purchase IBM software for internal use and the delivery of services to Kyndryl customers in a pricing arrangement with IBM that extends through 2026, subject to adjustment in certain circumstances, including the termination of customer contracts.

Lease Guarantees

Kyndryl identified 71 lease agreements with third parties with an estimated aggregate lease liability guaranteed by IBM of $181 million.

NOTE 18. SUBSEQUENT EVENTS

On January 27, 2022, the Board of Directors approved a change in the Company’s fiscal year from the twelve months beginning January 1 and ending December 31 to the twelve months beginning April 1 and ending March 31. The Company will file a transition report on Form 10-QT for the three-month period ended March 31, 2022, in accordance with SEC rules and regulations. All subsequent fiscal years for the Company will be from April 1 to March 31. The Company is making the fiscal year change on a prospective basis and will not adjust operating results for prior periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures:

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

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to an exemption established by the rules of the SEC for newly public companies.

Item 9B. Other Information:

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at International Business Machines Corporation, which was, during a portion of the period covered by this report, our affiliate.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below is certain information regarding each of our current directors and executive officers as of March 10, 2022.

Name	Age	Position
Martin Schroeter	57	Chief Executive Officer and Chairman of the Board
David Wyshner	54	Chief Financial Officer
Elly Keinan	57	Group President
Maryjo Charbonnier	52	Chief Human Resources Officer
Edward Sebold	57	General Counsel and Secretary
Vineet Khurana	48	Controller
Dominic J. Caruso	64	Director
John D. Harris II	60	Director
Stephen A. M. Hester	61	Director
Shirley Ann Jackson	75	Director
Janina Kugel	52	Director
Denis Machuel	57	Director
Rahul N. Merchant	65	Director
Jana Schreuder	63	Director
Howard I. Ungerleider	53	Director

The following are brief biographies describing the backgrounds of our executive officers and directors.

Martin Schroeter.   Mr. Schroeter was appointed our first Chief Executive Officer in January 2021 and was appointed as Chairman of the Board in October 2021 in connection with the Spin-off. Previously, Mr. Schroeter served in a variety of business line and finance executive positions at IBM including Senior Vice President of Global Markets from 2018 until 2020, responsible for IBM’s global sales, customer relationships and satisfaction and worldwide geographic operations and overseeing IBM’s marketing and communication functions and building IBM’s brand and reputation globally, and Senior Vice President and Chief Financial Officer from 2014 until 2017, leading IBM’s shift in spending profile to align with IBM strategic initiatives. Earlier in his career, Mr. Schroeter served as General Manager of IBM global financing, managing a total asset base in excess of $37 billion, and had served numerous roles in Japan, the United States and Australia. Previously, Mr. Schroeter served as a director of the American Australian Association. Mr. Schroeter received his MBA from Carnegie Mellon University and his undergraduate degree from Temple University. Mr. Schroeter’s global business and leadership experience and financial expertise make him a well-qualified addition to our Board.

David Wyshner.   Mr. Wyshner was appointed our Chief Financial Officer in September 2021. From March 2020 until his appointment as our Chief Financial Officer, Mr. Wyshner served as the Chief Financial Officer at XPO Logistics, Inc., where he led all financial functions for the global transportation and contract logistics company that manages supply chains for customers worldwide. Prior to that, Mr. Wyshner served as the Chief Financial Officer at Wyndham Hotels & Resorts, Inc. from May 2018 to December 2019, and as its senior advisor from December 2019 to March 2020. He served as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, from which Wyndham Hotels was spun-off, from August 2017 to May 2018. From August 2006 to June 2017, Mr. Wyshner served as the Chief Financial Officer of Avis Budget Group and also served as Avis Budget Group’s president from January 2016 to June 2017. Mr. Wyshner received his MBA from the Wharton School of the University of Pennsylvania and his bachelor’s degree from Yale University.

Elly Keinan.    Mr. Keinan was appointed our Group President in March 2021. From September 2020 until his appointment as our Group President, Mr. Keinan served as a venture partner at Pitango Venture Capital, Israel’s leading venture capital group, focused on scaling the success of growth stage technology companies. Prior to that, Mr. Keinan served a variety of executive roles at IBM from July 1987 to June 2020, including General Manager of IBM North America and Chairman of IBM Japan, and held top leadership roles in Latin America and Europe. Mr. Keinan currently serves on the boards of Cellebrite, Ottopia and United Way of New York City. Mr. Keinan received his MBA from University of Miami Herbert Business School and his Bachelor of Science in Computer Science and Electrical Engineering from Rensselaer Polytechnic Institute.

Maryjo Charbonnier.    Ms. Charbonnier was appointed our Chief Human Resources Officer in July 2021. From January 2015 until her appointment, Ms. Charbonnier served as the Chief Human Resources Officer at Wolters Kluwer, where she was responsible for the design and implementation of all human resources strategies, policies and processes. Prior to that, Ms. Charbonnier served as the Chief Human Resources Officer at Broadridge Financial Solutions from August 2008 to December 2014. From August 1995 to August 2008, Ms. Charbonnier was an HR executive in a variety of leadership roles at PepsiCo, including Vice President for Talent Sustainability for PepsiCo Foods Americas. Ms. Charbonnier received her MBA from Southern Methodist University and her undergraduate degree from Catholic University.

Edward Sebold.    Mr. Sebold was appointed our General Counsel and Secretary in October 2021 in connection with the Spin-off. From March 2012 until his appointment as our General Counsel, Mr. Sebold served as Assistant General Counsel at IBM, leading several global legal functions at IBM, including teams that worked with services, IBM's Watson Health, litigation and mergers and acquisitions. Prior to joining IBM in 2012, Mr. Sebold was a partner at Jones Day in the firm’s Cleveland and Houston offices. Mr. Sebold serves on the board of the Pro Bono Partnership. Mr. Sebold received his JD from University of Michigan and his undergraduate degree from John Carroll University.

Vineet Khurana.   Mr. Khurana was appointed our Controller in May 2021. Since July 2020, Mr. Khurana had been serving as Chief Financial Officer of IBM’s Global Business Services. Prior to assuming this role, Mr. Khurana was the Chief Financial Officer of IBM Europe from March 2018 through July 2020 and the Vice President and Chief Financial Officer of IBM United Kingdom and Ireland from July 2016 until March 2018. Earlier in his IBM tenure, Mr. Khurana has held roles of increasing responsibility spanning financial strategy and IBM’s Global Financing division. Mr. Khurana also serves as an External Governor and a member of the Infrastructure and Finance committee of the University of Portsmouth, United Kingdom. Mr. Khurana received his MBA from University of Warwick and his undergraduate degree from Manipal Institute of Technology.

Dominic J. Caruso.   Mr. Caruso was elected to our Board in October 2021 in connection with the Spin-off. Mr. Caruso served as the Executive Vice President and Chief Financial Officer of Johnson & Johnson from 2007 until his retirement in 2018. Earlier in his career, Mr. Caruso served Centocor, Inc. as Vice President, Finance and Chief Financial Officer from 1994 to 1998, and as Senior Vice President and Chief Financial Officer from 1998 until the acquisition of Centocor by Johnson & Johnson in 1999. Mr. Caruso then joined Johnson & Johnson and served in various executive positions until his appointment as the Executive Vice President and Chief Financial Officer in 2007. Mr. Caruso is a director of McKesson Corporation. Mr. Caruso previously served as the Co-Chair of the U.S. Chamber of Commerce Global Initiative on Health and the Economy and currently serves on the Board of Trustees of The Children’s Hospital of Philadelphia and the Cystic Fibrosis Foundation. Mr. Caruso received his BS from Drexel University. Mr. Caruso’s global business experience and financial expertise make him a well-qualified member of our Board.

John D. Harris II.   Mr. Harris was elected to our Board in October 2021 in connection with the Spin-off. Mr. Harris served as Chief Executive Officer of Raytheon International Inc. from 2013 until 2020.
Mr. Harris also served as Vice President of Business Development for Raytheon Company during his tenure. Mr. Harris joined Raytheon in 1983 and held positions of increasing responsibility, including Vice President of Operations and Contracts for Raytheon’s former electronic systems business, Vice President of Contracts for the company’s government and defense businesses until 2003, and Vice President of Contracts and Supply Chain for Raytheon Company until 2010, when he was named president of the Raytheon Technical Services Company, a role he served until 2013. Mr. Harris served on the Radio Technical Commission for Aeronautics NextGen Advisory Committee of the U.S. Department of Transportation, the National Advisory Council on Minority Business Enterprise with the U.S. Department of Commerce and the Association of the United States Army’s Council of Trustees. Mr. Harris serves as a board member for Cisco Systems Inc. and Flex Ltd. He received his undergraduate degree from Boston University. Mr. Harris’ global business experience and technology, digital and cybersecurity expertise make him a well-qualified member of our Board.

Stephen A. M. Hester.   Mr. Hester was elected to our Board in October 2021 in connection with the Spin-off. Mr. Hester joined RSA Insurance Group in 2014, and was the Chief Executive Officer until his retirement in June 2021. Prior to joining RSA, he was group Chief Executive of Royal Bank of Scotland from 2008 to 2013, Chief Executive of British Land Plc from 2004 to 2008, and Chief Operating Officer and Chief Financial Officer of Abbey National plc from 2002 to 2004. Mr. Hester began his career at Credit Suisse First Boston in 1982 and held positions of increasing responsibility including Chief Financial Officer and Head of Support Division from 1996 until 2000, when he was appointed as Global Head of the Fixed Income Division, a role he served until 2001. Mr. Hester currently serves as a non-executive director of easyJet plc and a director of Centrica plc. Additionally, during the past five years, he served as a director of RSA Insurance Group plc. Mr. Hester was formerly a director of the Royal Bank of Scotland, Northern Rock and Abbey National plc. Mr. Hester received his undergraduate degree from Oxford University. Mr. Hester’s global business experience and financial expertise make him a well-qualified member of our Board.

Shirley Ann Jackson.   Dr. Jackson was elected to our Board in October 2021 in connection with the Spin-off. Since 1999, Dr. Jackson has served as the President of Rensselaer Polytechnic Institute. From 1995 until she assumed her current position, Dr. Jackson was the Chairwoman of the U.S. Nuclear Regulatory Commission. From 1991 to 1995 Dr. Jackson served as a consultant to the former AT&T Bell Laboratories and was also a professor of theoretical physics at Rutgers University. Prior to such roles, Dr. Jackson was a theoretical physicist at the former AT&T Bell Laboratories from 1976 to 1991. Dr. Jackson is a member of the United States Secretary of Energy Advisory Board. She has been Co-Chair of the President’s Intelligence Advisory Board, a member of the International Security Advisory Board to the United States Secretary of State. Dr. Jackson is a fellow of the Royal Academy of Engineering (U.K.), the American Academy of Arts and Sciences, and a member of the U.S. National Academy of Engineering and the American Philosophical Society. Dr. Jackson is a recipient of the National Medal of Science, the highest award in science and engineering awarded by the U.S. Government. Dr. Jackson is a member of the Council on Foreign Relations. She is a Regent Emerita and former Vice-Chair of the Board of Regents of the Smithsonian Institution, a past president of the American Association for the Advancement of Sciences, and an honorary trustee of the Brookings Institution. Dr. Jackson is a director of FedEx Corporation and Public Service Enterprise Group Incorporated. Additionally, during the past five years, she served as a director of IBM. Dr. Jackson received her PhD and BS degrees from MIT. Dr. Jackson’s extensive leadership and technology experience make her a well-qualified member of our Board.

Janina Kugel.   Ms. Kugel was elected to our Board in October 2021 in connection with the Spin-off. Ms. Kugel served as the Chief Human Resources Officer and member of the Managing Board of Siemens AG from 2015 until 2020. Ms. Kugel joined Siemens AG in 2001 as Vice President of Communications Group Strategy and in 2005, was appointed Director of Global Commercial Excellence before becoming Director of Human Resources in 2009. Ms. Kugel joined Osram in 2012, where she served as the Chief Human Resources Officer until 2013, when she was appointed Corporate Vice President of Human Resources and Chief Diversity Officer at Siemens AG. Ms. Kugel serves on the Board of Konecranes plc and TUI AG and is a member of the supervisory board of the German Pension Benefit Guaranty Association (Pensions-Sicherungs-Verein) and the Executive Committee of the Supervisory Board of the Confederation of German Employers’ Associations (Bundesvereinigung der Deutschen Arbeitgeberverbände). Ms. Kugel is also trustee of the Hertie School of Governance in Germany, a member of the International Advisory Board of the IESE Business School in Spain and, the University Council of the Technical University of Munich. Since 2020, Ms. Kugel has served as senior advisor to EQT, AB Group and Boston Consulting Group, Inc. She received her MS from the Johannes Gutenberg University Mainz. Ms. Kugel’s global business experience and government service make her a well-qualified member of our Board.

Denis Machuel.   Mr. Machuel was elected to our Board in October 2021 in connection with the Spin-off. From 2018 to September 2021, Mr. Machuel served as Chief Executive Officer of Sodexo S.A. Mr. Machuel joined Sodexo in 2007 as the Managing Director of Benefits and Rewards Services for Central and Eastern Europe. In 2012, he became Chief Executive Officer of Sodexo benefits and rewards worldwide. Mr. Machuel joined the Sodexo Group Executive Committee in 2014, and from 2015 until 2018, served as Group Chief Digital Officer and since 2017, he has served as Deputy Chief Executive Officer of Sodexo. Additionally, between 2016 and 2017, Mr. Machuel served as Chief Executive Officer of Personal and Home Services at Sodexo. Mr. Machuel has also been a member of the G7 Business for Inclusive Growth Coalition and the Consumer Goods Forum. Mr. Machuel received his MS from Texas A&M University and his undergraduate degree from ENSIMAG College of Engineering. Mr. Machuel’s global business experience and technology and digital expertise make him a well-qualified member of our Board.

Rahul N. Merchant.   Mr. Merchant was elected to our Board in October 2021 in connection with the Spin-off. Mr. Merchant has served as Senior Executive Vice President and Head of Client Services and Technology at TIAA since 2015. Prior to serving this role, Mr. Merchant served as citywide Chief Information and Innovation Officer for the City of New York from 2012 until 2014. From 2006 until 2009, Mr. Merchant served as Executive Vice President, Chief Information and Operations Officer and member of the Executive Committee at the Federal National Mortgage Association (Fannie Mae), and Senior Vice President, Chief Information Officer and Chief Technology Officer at Merrill Lynch, Pierce, Fenner & Smith Incorporated from 2000 until 2006. Mr. Merchant also serves as a director for Juniper Networks, Inc. Mr. Merchant received his MBA from Temple University, his MS from Memphis State University and his BS from Bombay University. Mr. Merchant’s global business and technology experience make him a well-qualified member of our Board.

Jana Schreuder.   Ms. Schreuder was elected to our Board in October 2021 in connection with the Spin-off. Ms. Schreuder served as Executive Vice President and Chief Operating Officer of Northern Trust Corporation from 2014 until she retired from that role in 2018. Ms. Schreuder joined Northern Trust in 1980 and during her tenure held multiple roles as a member of the management team, including service as Chief Risk Officer from 2005 to 2006, President of Operations and Technology from 2006 to 2011, and President of Wealth Management from 2011 to 2014. Ms. Schreuder is a member of the Global Governance Committee of Women Corporate Directors. Ms. Schreuder currently sits on the board of Blucora, Inc. and The Bank of N.T. Butterfield & Son Limited. Additionally, during the past five years, she served as a director of LifePoint Health Inc. Ms. Schreuder received her MBA from Northwestern University and her BA from Southern Methodist University. Ms. Schreuder’s technology, digital and cybersecurity expertise make her a well-qualified member of our Board.

Howard I. Ungerleider.   Mr. Ungerleider was elected to our Board in October 2021 in connection with the Spin-off. Mr. Ungerleider has served as President and Chief Financial Officer of Dow Inc. since April 2019. In 1990, he joined The Dow Chemical Company and subsequently held various positions, including Chief Financial Officer from 2014 to 2015. In 2016, he was appointed Chief Financial Officer of DowDuPont effective upon the merger of The Dow Chemical Company and E.I. du Pont de Nemours and Company. Mr. Ungerleider served in this role from 2017 until April of 2019, when Dow Inc. separated from DowDuPont. Mr. Ungerleider is Chairman of the Dow Company Foundation and serves on the board of directors of FCLTGlobal, the Michigan Israel Business Bridge and Keep America Beautiful. Mr. Ungerleider is also Chair of the Business Leaders for Michigan business roundtable and the Michigan Climate Executive Advisory Group. Additionally, during the past five years, he served as a director of Wolverine Bancorp, Inc. Mr. Ungerleider received his MBA from UCLA and his BBA from The University of Texas at Austin. Mr. Ungerleider’s global business and leadership experience and financial expertise make him a well-qualified member of our Board.

Our Board of Directors

Our Board of Directors (our “Board”) consists of ten members. Until the conclusion of the 2027 annual meeting, our Board will be divided into three classes, with each class consisting, as nearly as may be possible, of one-third of the total number of directors. The directors designated as Class I directors have terms expiring at the annual meeting of stockholders in 2022. The directors designated as Class II directors have terms expiring at the annual meeting of stockholders in 2023 and the directors designated as Class III directors have terms expiring at the annual meeting of stockholders in 2024. Any director elected at the 2022, 2023 or 2024 annual meeting will belong to the class whose term expires at such annual meeting and will hold office for a three-year term until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Ms. Kugel, Mr. Machuel and Mr. Merchant serve as Class I directors. Mr. Harris, Ms. Schreuder and Mr. Ungerleider serve as Class II directors. Mr. Caruso, Mr. Hester, Dr. Jackson and Mr. Schroeter serve as Class III directors.

Beginning at the 2025 annual meeting and at each annual meeting thereafter, all of our directors up for election at such meeting will be elected annually and will hold office until the next annual meeting and until his or her successor has been duly elected and qualified or until his or her earlier resignation or removal. Effective as of the conclusion of the 2027 annual meeting, our Board will therefore no longer be divided into three classes. Before our Board is declassified, it would take at least two elections of directors for any individual or group to gain control of our Board. Accordingly, while the classified board is in effect, these provisions could discourage a third party from initiating a proxy contest, making a tender offer or otherwise attempting to control us. This temporary classified Board structure is intended to provide better continuity of leadership during Kyndryl’s first years of operation as an independent, publicly held business, versus annually elected directors.

Business Conduct Guidelines

Our Business Conduct Guidelines are applicable to all of our directors, officers and employees, including our Chairman and Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers. Our Business Conduct Guidelines set forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws (including insider trading laws), use of our assets and business conduct and fair dealing. Our Business Conduct Guidelines also satisfy the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Business Conduct Guidelines may be found on our website at www.kyndryl.com under Investors: Governance: Governance Documents: Business Conduct Guidelines.

To the extent applicable, we will disclose within four business days any substantive changes in, or waivers of, the Business Conduct Guidelines granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

Audit Committee

The Audit Committee of our Board consists entirely of independent directors, Mr. Caruso, Mr. Machuel and Mr. Merchant, each of whom meets the independence requirements set forth in the listing standards of the New York Stock Exchange, Rule 10A-3 under the Exchange Act and our Audit Committee charter. Mr. Caruso serves as Chair of the Audit Committee. Each member of the Audit Committee is financially literate, and each of Mr. Caruso, Mr. Machuel and Mr. Merchant has accounting and related financial management expertise and satisfies the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment.

The Audit Committee is responsible for overseeing reports of our financial results, audit reporting, internal controls, and adherence to our Business Conduct Guidelines in compliance with applicable laws and regulations. Concurrent with that responsibility, as set out more fully in the Audit Committee charter, the Audit Committee will perform other functions, including:

●	selecting the independent registered public accounting firm, approving all related fees and compensation, overseeing the work of the independent accountant, and reviewing its selection with the Board;

●	annually preapproving the proposed services to be provided by the accounting firm during the year;

●	reviewing the procedures of the independent registered public accounting firm for ensuring its independence and other qualifications with respect to the services performed for us;

●	reviewing any significant changes in accounting principles or developments in accounting practices and the effects of those changes on our financial reporting;

●	assessing the effectiveness of our internal audit function and overseeing the adequacy of internal controls and risk management processes; and

●	meeting with management prior to each quarterly earnings release and periodically to discuss the appropriate approach to earnings press releases and the type of financial information and earnings guidance to be provided to analysts and rating agencies.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Executive Summary

Introduction

On November 3, 2021, Kyndryl was spun off from IBM and became a standalone publicly-traded company.

During 2021, IBM hired each of our named executive officers (our “NEOs,” as set forth under “⸺NEOs” below), other than Mr. Sebold, for their roles with Kyndryl and agreed with Mr. Sebold, who was an employee of IBM, that he would serve as our General Counsel and Secretary following the Spin-off. In doing so, IBM and the Executive Compensation and Management Resources Committee of the IBM Board of Directors (the “IBM Compensation Committee”), with a view toward ensuring we would have a first-class executive team in place at the time of the Spin-off, reviewed peer group and other market data with its compensation consultant to determine the initial compensation arrangements of each of the NEOs. See “⸺Executive Compensation Decision-Making and Oversight ⸺ Prior to the Spin-off” below. For each NEO other than Mr. Sebold, initial compensation arrangements were set forth in an offer letter which was assumed by Kyndryl following the Spin-off.

This Compensation Discussion and Analysis and the corresponding compensation tables include information regarding compensation decisions made by IBM and the IBM Compensation Committee with respect to the compensation of Kyndryl’s NEOs prior to the Spin-off and by Kyndryl’s Compensation Committee after the Spin-off.

Since the Spin-off, Kyndryl’s Compensation Committee has been responsible for determining Kyndryl’s compensation programs and policies for our executive officers and approving the compensation levels applicable to them. In such capacity, following the Spin-off Kyndryl’s Compensation Committee:

●	Approved Kyndryl’s compensation philosophy, which is described under “⸺Our Compensation Philosophy” below;
●	Engaged its independent compensation consultant, as described under “Executive Compensation Decision-Making and Oversight⸺ After the Spin-off⸺ Role of Compensation Consultants” below, and, with the input of such compensation consultant and management’s compensation consultant, developed groups of peer companies to provide comparative executive compensation data as described under “⸺Executive Compensation Decision-Making and Oversight⸺ After the Spin-off⸺ Use of Competitive Data” below;
●	Developed and recommended an Executive Compensation Clawback Policy that was adopted by Kyndryl’s Board and is described under “⸺Additional Compensation Information ⸺ Clawback Policy” below;
●	Conducted a review and market check of each element of the initial total compensation arrangements of Kyndryl’s NEOs determined by IBM as described above, and based on that review:
o

Adopted the target total direct compensation and each component thereof as determined by IBM except for adjustments to the annual long-term incentives of Mr. Keinan and Mr. Sebold as described under “⸺Elements of Compensation and Compensation Decisions⸺ Long-Term Incentives⸺ After the Spin-off”;

o	Determined to award a cash bonus for the partial year following the Spin-off as described under “⸺Elements of Compensation and Compensation Decisions⸺ Annual Cash Bonus⸺ After the Spin-off”; and
o

Determined to make one-time long-term, predominantly performance-based equity awards (the “Launch Awards”) to certain executives, including our NEOs, expected to have the biggest impact on Kyndryl’s future success as described under “⸺Elements of Compensation and Compensation Decisions⸺ Long-Term Equity Incentives⸺ After the Spin-off⸺ Launch Awards”; and

•	Determined the structure of future long-term equity incentive awards, as described under “⸺Elements of Compensation and Compensation Decisions⸺ Long-Term Equity Incentives⸺ Going Forward.”

NEOs

Kyndryl’s NEOs for fiscal year 2021 were the following five executive officers:

●	Martin Schroeter, our Chief Executive Officer
●	David Wyshner, our Chief Financial Officer
●	Elly Keinan, our Group President
●	Edward Sebold, our General Counsel and Secretary

●	Maryjo Charbonnier, our Chief Human Resources Officer

Our Compensation Philosophy

Our Compensation Committee bases its compensation decisions with respect to the compensation of our executive officers on the following principles:

•	Pay for performance – the majority of executive compensation opportunity is performance-based and tied to the Company’s business results and individual performance;
•

Align with stockholders – incentives are tied to both short-term and long-term performance goals to balance risk while rewarding for delivering financial, operating and strategic performance aligned with the Company’s business strategy and stockholder interests. Furthermore, select executives are required to retain shares earned until minimum share ownership levels are achieved per our stock ownership guidelines (see “⸺Additional Compensation Information ⸺ Stock Ownership Guidelines” below); and

•	Pay competitively – total target compensation levels are competitive to attract and retain the best, diverse talent; actual pay levels will vary based on performance results.

How our NEOs are Paid

Prior to the Spin-off

Prior to the Spin-off, to attract top talent to serve in our key executive roles, IBM provided the following primary elements of compensation to our NEOs in 2021:

	NEOs	Payment Form	Performance and/or Service Condition
Base Salary	All	Cash	NA
Transaction Bonus	All	Cash	● Completion of Spin-off by December 31, 2021 ● Active employment through completion of Spin-off
Long-Term Equity Incentive	All	Equity – Performance Share Units
●
Completion of Spin-off by January 1, 2023
●
Acceptance of employment by us in current role following the Spin-off
●
Vesting in increments of 33% on the six-month, 33% on the one-year and 34% on the two-year anniversary of the Spin-off, subject to the NEO’s active employment on each applicable vesting date

	CFO CHRO	Equity – Retention Restricted Share Units (make-whole award)
●
Three years for CFO (vesting in three tranches on the first three anniversaries of the grant date, subject to active employment on each applicable vesting date, with the majority eligible to vest on the third anniversary)
●
Two years for CHRO (vesting on the second anniversary of the grant date, subject to active employment on such vesting date)

Other Compensation ⸺ Sign-On Bonus	Group President CHRO	Cash	Subject to repayment if employment ends within: ● two years of hire date for Group President; or ● one year of hire date for CHRO

In addition, to provide competitive compensation at an actual cost to the Company lower than the perceived value to the executives, IBM also provided the NEOs with benefits generally available to all employees and certain limited perquisites. See “⸺Other Compensation” below.

After the Spin-off

After the Spin-off, consistent with our compensation philosophy, our Compensation Committee adopted a compensation program that combines annual and long-term components, cash and equity, and fixed and variable payments, with a majority of executive compensation performance-based and tied to the Company’s business results and individual performance.

2021

The table below presents the primary compensation elements our Compensation Committee determined to provide to our NEOs in 2021 following the Spin-off, including a partial-year cash bonus (see “⸺Elements of Compensation and Compensation Decisions ⸺Annual Cash Bonus ⸺After the Spin-off”) and the Launch Awards, which were special, one-time long-term equity incentive awards (see “⸺Elements of Compensation and Compensation Decisions ⸺Long-Term Equity Incentives ⸺After the Spin-off ⸺Launch Awards”). While these elements were consistent with our Compensation Committee’s compensation philosophy, they are specific to the unique launch period and not representative of our executive compensation program going forward.

	NEOs	Payment Form	Performance and/or Service Condition	Compensation Objective
Base Salary	All	Cash	NA	● Provide market-competitive, fixed level of compensation ●Attract and retain the best, diverse talent
Partial-year 2021 Bonus	All	Cash	NA	● Reward and retain key talent
Launch Awards (special, one-time awards)	All	Equity – Launch Performance Share Units (“Launch PSUs”)	● Increase in share price over three-year performance period ● Active employment through December 31, 2024	● Tie compensation to business performance and stock price Attract and retain the best, diverse talent Align NEOs’ interests with that of stockholders
	All	Equity – Stock Options	● Vesting ratably over four years, subject to employment through each applicable vesting date	● Tie compensation to business performance and stock price ● Attract and retain the best, diverse talent ● Align NEOs’ interests with that of stockholders
	All	Equity – Restricted Stock Units	● Vesting ratably over four years, subject to employment through each applicable vesting date	● Attract and retain the best, diverse talent ● Align NEOs’ interests with that of stockholders

In addition, the Compensation Committee determined that it was appropriate to provide the NEOs with benefits generally available to all employees and certain limited perquisites the Compensation Committee determined were necessary to perform their duties efficiently and minimize distractions. See “⸺Other Compensation” below.

Going forward

While the table above reflects certain one-time compensation decisions our Compensation Committee made in connection with the Spin-off in 2021, the table below presents the primary compensation elements our Compensation Committee intends to provide to the NEOs beginning in 2022.

	NEOs	Payment Form	Performance and/or Service Condition	Compensation Objective
Base Salary	All	Cash	NA	● Provide market-competitive, fixed level of compensation ● Attract and retain the best, diverse talent
Annual Cash Bonus	All	Cash	● Compensation Committee intends to annually evaluate a broad range of financial and non-financial metrics	● Tie compensation to business performance ● Attract and retain the best, diverse talent
Long-Term Equity Incentive (expected award mix)	All	Equity – Performance Share Units	● Compensation Committee intends to annually evaluate a broad range of financial and non-financial metrics	● Tie compensation to business performance ● Attract and retain the best, diverse talent ● Align NEOs’ interests with that of stockholders
	All	Equity – Restricted Stock Units	● Time-based vesting	● Attract and retain the best, diverse talent ● Align NEOs’ interests with that of stockholders

In addition, our Compensation Committee determined that it is appropriate to provide the NEOs with benefits generally available to all employees and certain limited perquisites as described above under “⸺2021.”

Target Compensation Mix

Consistent with our compensation philosophy, the compensation of our NEOs is primarily long-term and performance-based. The following pie charts show the annual compensation mix for our CEO and our other NEOs in 2021, excluding the one-time compensation items approved by IBM prior to the Spin-off (cash sign-on bonuses and make-whole retention restricted stock unit awards) and by our Compensation Committee following the Spin-off (Launch Awards and partial-year 2021 bonus).

CEO 2021 Pay Mix (excluding one-time items)	Average Other NEO Pay Mix (excluding one-time items)

Our Executive Compensation Practices

Our Compensation Committee plans to review the Company’s executive compensation program on an ongoing basis to evaluate whether it supports the Compensation Committee’s executive compensation philosophies and objectives and is aligned with stockholder interests. Our executive compensation practices include the following, each of which the Compensation Committee believes reinforces our executive compensation objectives:

What We Do	What We Don’t Do
☑ Significant percentage of target annual compensation delivered in the form of variable compensation tied to performance	⌧ We do not provide tax gross-ups*
☑ Long-term objectives aligned with the creation of stockholder value	⌧ We do not provide “single-trigger” change in control severance benefits
☑ Market comparison of executive compensation against a relevant peer group	⌧ We do not provide excessive severance benefits
☑ Use of an independent compensation consultant reporting directly to the Compensation Committee and providing no other services to the Company	⌧ We do not provide “single-trigger” change in control equity vesting
☑ Robust stock ownership guidelines	⌧ We do not allow hedging or pledging of Company shares by our executive officers
☑ Clawback policy	⌧ We do not have an evergreen provision in our long-term incentive plan
☑ Noncompetition and nonsolicitation agreements for senior executives	⌧ We do not permit repricing of underwater stock options without stockholder approval
☑ Limited perquisites	⌧ We do not have multi-year employment agreements
☑ One-year minimum vesting condition under our long-term incentive plan	⌧ We do not have guaranteed bonus or equity payments
☑ Annual compensation risk review and assessment

* During the period prior to the Spin-off, pursuant to IBM’s compensation policies, the NEOs were entitled to tax gross-ups for perquisites provided to them by IBM. We have not continued this policy following the Spin-off.

Executive Compensation Decision-Making and Oversight

Prior to the Spin-off

Because Kyndryl was an independent company for only a portion of the year, many of the decisions impacting 2021 compensation were made by IBM and were grounded in IBM’s compensation philosophies and policies.

Role of Management and the Compensation Committee of IBM

Kyndryl’s NEOs were employed by IBM prior to the Spin-off, but none of the NEOs were executive officers of IBM at the time of the Spin-off. Prior to the Spin-off, IBM’s management and the IBM Compensation Committee developed compensation packages, including base salaries, target incentives and annual equity grant values, for Kyndryl’s NEOs in anticipation of their respective roles with Kyndryl following the Spin-off. The compensation packages were based on a comprehensive market analysis of the anticipated roles and responsibilities with Kyndryl upon the Spin-off and were approved prior to the Spin-off by the IBM Compensation Committee in accordance with IBM policies and practices.

Role of Compensation Consultants to the Compensation Committee of IBM

Prior to the Spin-off, IBM engaged Semler Brossy Consulting Group, LLC and Equity Methods, LLC to provide consulting services in connection with certain executive and director compensation matters related to the Spin-off. As discussed above under “⸺Introduction ⸺ Executive Summary” and below under “⸺After the Spin-off ⸺ Role of Compensation Consultants,” Kyndryl’s Compensation Committee and Nominating and Governance Committee conducted a review of executive and director compensation decisions, respectively, with Kyndryl’s independent compensation consultant, Frederic W. Cook & Co. (“FW Cook”).

Use of Competitive Data

In addition, in setting executive and director compensation, prior to the Spin-off, IBM reviewed data from the following peer group, which is similar to the peer group approved by Kyndryl’s Compensation Committee (described below under “⸺After the Spin-off⸺ Use of Competitive Data”) and generally comprised of companies with one-third to three times Kyndryl’s projected revenue and within similar industries:

Accenture plc	DXC Technology Company	Oracle Corporation
Automatic Data Processing, Inc.	Fidelity National Information Services, Inc.	Science Applications International Corporation
Booz Allen Hamilton Holding Corporation	Fiserv, Inc.	Synnex Corporation
CACI International Inc.	Hewlett Packard Enterprise Company	Unisys Corporation
CDW Corporation	Leidos Holdings, Inc.	VMware, Inc.
Cognizant Technology Solutions Corporation	NetApp, Inc.

After the Spin-off

Role of our Compensation Committee and Management.

In connection with the Spin-off, our Board of Directors established our Compensation Committee and delegated to it the responsibility of making executive compensation decisions. Accordingly, since the Spin-off, our Compensation Committee has determined the compensation of our Chief Executive Officer and each of our other executive officers. In setting the compensation of our other executive officers, going forward the Compensation Committee expects to take into account our Chief Executive Officer’s review of each executive officer’s performance and his recommendations with respect to his or her compensation. The Chief Executive Officer does not participate in the determination of his own compensation.

Role of Compensation Consultants

In connection with the Spin-off, our Compensation Committee engaged FW Cook to serve as the Compensation Committee’s independent compensation consultant. FW Cook and its affiliates do not provide any services to the Company or any of the Company’s affiliates other than advising the Compensation Committee on executive compensation and the Nominating and Corporate Governance Committee on director compensation. With respect to executive compensation, as requested by the Compensation Committee, FW Cook advises the Compensation Committee on general marketplace trends in executive compensation, makes proposals for executive compensation programs, assists in the development of a group of peer companies for inclusion in competitive market analyses of compensation and otherwise advises the Compensation Committee with regard to the compensation of our Chief Executive Officer and other executives. In addition, in 2021, FW Cook provided input to the Nominating and Governance Committee for its review of director compensation, which compensation is discussed under “Director Compensation.”

In order to give the Compensation Committee time to complete the evaluation process that led to the engagement of FW Cook as the Compensation Committee’s independent compensation consultant without delaying the compilation of market data for the Compensation Committee’s review of executive compensation, management separately engaged Mercer LLC (“Mercer”) to provide market data with respect to our executive officers, as described under “—Use of Competitive Data.” While Mercer acted as management’s compensation consultant and assisted management in formulating its compensation recommendations for our executive officers, the Compensation Committee separately engaged FW Cook as its independent compensation consultant, as noted above, to provide it with independent advice and to avoid any conflicts of interest. The Compensation Committee has assessed the independence of FW Cook pursuant to the applicable rules and determined that its engagement does not raise any conflict of interest.

Use of Competitive Data

Our Compensation Committee believes it is important to clearly understand the relevant market for executive talent to inform its decision-making and ensure that our compensation program for executive officers attracts and retains key talent. Following the Spin-off and in preparation for the Compensation Committee’s post-Spin-off review of the compensation of our NEOs, management worked with Mercer to develop a peer group for purposes of assessing competitive compensation practices. This peer group was then reviewed by FW Cook and refined by our Compensation Committee to arrive at the peer group below (the “Peer Group”).

Accenture plc	Cognizant Technology Solutions Corporation	Leidos Holdings, Inc.
Aon plc	DXC Technology Company	Marsh & McLennan Companies, Inc.
Automatic Data Processing, Inc.	Fidelity National Information Services, Inc.	salesforce.com, inc.
Booz Allen Hamilton Holding Corporation	Fiserv, Inc.	Science Applications International Corporation
Cisco Systems, Inc.	Hewlett Packard Enterprise Company	VMware, Inc.

The Compensation Committee selected the Peer Group companies based on several important criteria:

●	the similarity of their industry classification to Kyndryl’s classification;
●	the extent to which they compete with Kyndryl for executive talent and for investors; and
●	general comparability of key size measures, primarily revenue and market capitalization.

At the time the Peer Group was approved, the Company’s revenue was approximately at the 75th percentile of the Peer Group. The Compensation Committee reviews the composition of our peer group annually to ensure that the companies constituting the peer group continue to provide meaningful and relevant compensation comparisons.

Our Compensation Committee reviewed a report prepared by Mercer for management that included a comparison of our NEOs’ compensation information to comparable roles within the Peer Group as part of their review of the compensation of our NEOs after the Spin-off. Our Compensation Committee does not rely solely on data from the Peer Group in establishing the compensation for our executive officers. Furthermore, our Compensation Committee does not target a specific competitive position versus the market in determining the compensation of our executive officers. While our Compensation Committee considers the data from the Peer Group helpful in assessing our competitive position, our Compensation Committee refers to other resources, including published compensation data from other surveys. The compensation data of the Peer Group and such other resources are considered alongside the Company’s pay-for-performance and long-term value creation objectives in determining the compensation for our executive officers that best aligns management’s interest with those of our stockholders.

In 2021, in addition to data from the Peer Group set forth above, the Compensation Committee reviewed data from similarly-situated spun-off companies (the “Spin-off Peers”) provided by Mercer when making its determinations with respect to the Launch Awards, as described above under “⸺Elements of Compensation⸺Long-Term Equity Incentives⸺After the Spin-off⸺Launch Awards.” The Spin-off Peers include:

Dow Inc.	Hewlett Packard Enterprise Co.	Paypal Holdings, Inc.
Carrier Global Corp.	Corteva, Inc.	FOX Corp.
Otis Worldwide Corp.	Adient plc	Alcoa Corp.
Brighthouse Financial, Inc.	Yum China Holdings, Inc.	Science Applications International Corp.
Arconic Corp.	Resideo Technologies, Inc.	Fortive Corp.

Elements of Compensation and Compensation Decisions

Base Salaries

Link to Compensation Philosophy

Base salary is intended to provide a market-competitive, fixed level of compensation and attract and retain the best, diverse talent. Base salaries are expected to be reviewed annually, and the Compensation Committee may adjust individual base salaries from time to time to recognize outstanding performance, changes in duties or roles with the Company, and/or changes in overall labor market dynamics.

Following the Spin-off, our Compensation Committee, with the input of FW Cook, conducted a review of the compensation of our NEOs, including a review of market data provided to management by Mercer. Based on such review, our Compensation Committee determined to make no change to the annual base salaries of our NEOs. The table below sets forth the annual base salaries determined for our NEOs by IBM prior to the Spin-off, as well as their annual base salaries following our Compensation Committee’s compensation review.

	Annual Base Salary Prior to	Annual Base Salary as of
Name	the Spin-off	December 31, 2021
Martin Schroeter	$1,000,000	$1,000,000
David Wyshner	780,000	780,000
Elly Keinan	800,000	800,000
Edward Sebold	666,667	666,667
Maryjo Charbonnier	615,000	615,000

Annual Cash Bonus

Link to Compensation Philosophy

Annual cash bonus opportunities are intended to encourage NEOs, as well as other employees with management responsibility, to focus on multiple performance objectives that are key to creating stockholder value by delivering financial, operating and strategic performance that is aligned with our business strategy and stockholder interests.

The Compensation Committee annually evaluates a broad range of financial and non-financial metrics, including metrics relating to the Company’s environmental, social and governance (“ESG”) strategies, each year to determine the appropriate annual cash bonus award metrics.

Prior to the Spin-off

Prior to the Spin-off, to motivate the NEOs as they worked toward the timely completion of the complex Spin-off transaction, IBM provided the following cash incentive opportunities (the “Transaction Bonus” opportunities) for each of the NEOs:

		Transaction Bonus
	Transaction Bonus	Percentage of Base
Name	Amount	Salary
Martin Schroeter	$2,000,000	200%
David Wyshner	975,000	125%
Elly Keinan	1,600,000	200%
Edward Sebold	833,333	125%
Maryjo Charbonnier	770,000	125%

For each NEO other than Mr. Sebold, the payment of the Transaction Bonus was subject to the closing of the Spin-off and his or her remaining actively employed through the closing of the Spin-off. Pursuant to the terms of his/her respective offer letter, while the Spin-off was expected to occur prior to December 31, 2021, each of Messrs. Schroeter, Wyshner and Keinan and Ms. Charbonnier could have received payment of the Transaction Bonus if the Spin-off was not completed by such date if either:

●	IBM’s Chief Executive Officer, in his sole discretion, decided to pay the bonus in full prior to February 1, 2022 (provided such NEO was an active employee on the payment date); or
●	the Spin-off was not completed for reasons beyond the NEO’s reasonable control and his/her employment was terminated by IBM without Cause (as defined under “⸺Potential Payments upon Termination or Change in Control” below).

In addition, if prior to December 31, 2021, for strategic business reasons, IBM formally announced it would not complete the Spin-off or if the Company was sold to another buyer, and IBM’s Chief Executive Officer determined that such announcement or sale was not made as a result of the NEO’s performance in moving the Spin-off to closure, and, in the case of Mr. Wyshner and Ms. Charbonnier, their performance was otherwise satisfactory, then such NEO would still be eligible to receive the Transaction Bonus within one month after the later of (a) the announcement of IBM’s decision not to complete the Spin-off or (b) the closing of the sale to another buyer, subject to the NEO’s continued employment through such announcement or closing, as applicable.

Pursuant to the terms of Ms. Charbonnier’s offer letter, IBM, in its sole discretion, may have provided Ms. Charbonnier with a partial payment of $200,000 if she was terminated without Cause prior to the closing of the Spin-off.

For Mr. Sebold, the payment of the Transaction Bonus was subject to the successful completion of the Spin-off by December 31, 2021, and his remaining an active employee through such date. Had the Spin-off not been completed by December 31, 2021, IBM’s Chief Executive Officer could have, in his discretion, decided to pay Mr. Sebold’s Transaction Bonus in full or in part no later than February 1, 2022, so long as Mr. Sebold remained an active employee of IBM or Kyndryl on such payment date.

Because the Spin-off was completed on November 3, 2021, the Transaction Bonuses were earned in full.

Following the successful completion of the Spin-off on November 3, 2021, IBM paid the Transaction Bonuses in January 2022, and the amounts of the Transaction Bonus payouts are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

After the Spin-off

Following the Spin-off, in January 2022, the Compensation Committee determined to award a cash bonus (the “Partial-Year 2021 Bonus”) to each of the NEOs for their performance in the fourth quarter of 2021 following the Spin-off in the following amounts, which amounts represent 15% of their respective Transaction Bonus payments:

Partial-Year 2021 Bonus
Name	Amount
Martin Schroeter	$300,000
David Wyshner	146,250
Elly Keinan	240,000
Edward Sebold	125,000
Maryjo Charbonnier	115,500

In determining to pay these bonus amounts, the Compensation Committee considered the fact that the Transaction Bonus awards did not provide the NEOs any opportunity to earn any performance-based upside in 2021, nor were they given the opportunity to participate in IBM incentive compensation programs that could have provided such an opportunity. The Compensation Committee further considered the significant effort required to successfully complete the Spin-off, the significant efforts required immediately following the Spin-off to establish standalone policies, processes, strategies and operating practices, and the fact that the NEOs had been given no bonus opportunity for the portion of the fourth quarter of 2021 following the Spin-off.

The Partial-Year 2021 Bonus amounts are expected to be paid to the NEOs in March 2022, and are included in the “Bonus” column of the Summary Compensation Table.

Going Forward

In 2022, the Compensation Committee considered its approach to cash incentive compensation in light of the Company’s decision to change its fiscal year-end from December 31 to March 31. The Compensation Committee intends to award two cash bonus opportunities under the Kyndryl Annual Incentive Plan for Executives to the NEOs in calendar year 2022 to align with the three-month transition period and our new fiscal year, in a target amount equal to 200% of their respective base salaries for Messrs. Schroeter and Keinan and 125% of their respective base salaries for Messrs. Wyshner and Sebold and Ms. Charbonnier.

The NEOs’ target cash bonus opportunity for the three-month transition period is prorated to reflect the three-month performance period (January 1, 2022, through March 31, 2022) and the payout, which is capped at 200% of target, will be based on the Company’s achievement of financial goals, subject to adjustment upwards or downwards based on the Company’s achievement of strategic goals.

The Compensation Committee plans to review and approve separate goals that align with the Company’s fiscal 2023 business and ESG objectives in connection with the bonus opportunity for the Company’s new fiscal year beginning April 1, 2022 and ending March 31, 2023.

Long-Term Equity Incentives

Link to Compensation Philosophy

Long-term equity incentive awards are intended to ensure that our NEOs have a continuing stake in our long-term success, motivate them to achieve longer-term performance objectives linked to our business strategy, and tie their compensation to stockholder value. We grant long-term equity incentive awards under the Kyndryl 2021 Long-Term Performance Plan (the “LTPP”).

In determining the size and award mix of the annual long-term incentive opportunity, the Compensation Committee intends to consider a number of factors, including competitive market data. The Compensation Committee currently expects to award a mix of performance share units and time-vesting restricted stock units to NEOs as part of the annual long-term incentive opportunity.

Once performance share unit awards have been granted, the number of shares that an NEO will receive on vesting, if any, depends on the Company’s attainment of specific financial or strategic targets.

Finally, the Compensation Committee considers time-vesting restricted stock units an important tool to retain key talent and ensure that executives have a continuing stake in our long-term success.

Prior to the Spin-off

Prior to the Spin-off, to attract and retain key executive leadership for Kyndryl and provide incentive to them to timely complete the Spin-off, IBM granted equity awards to each of the NEOs. IBM granted each NEO a performance share unit (“PSU”) award. In addition, IBM granted each of Mr. Wyshner and Ms. Charbonnier a sign-on retention restricted share unit (“RRSU”) award to offset equity foregone when they left their prior employers. These awards were made in the following amounts:

	Fair Value(1) of RRSU	Target Value(1) of PSU		Total Planned Value(1)
Name	Award	Award		of Equity Awards
Martin Schroeter	$ ⸺	$10,500,000	(2)	$10,500,000
David Wyshner	3,500,000	4,000,000		7,500,000
Elly Keinan	⸺	5,600,000	(2)	5,600,000
Edward Sebold	⸺	1,000,000		1,000,000
Maryjo Charbonnier	700,000	1,000,000		1,700,000
(1)	RRSU and PSU grant values reflect the fair or target value of the grant. In the case of the fair or target grant value, the number of shares granted was determined by dividing the fair or target value by the average of IBM’s closing stock price for the 30 active trading days prior to the date of grant.
(2)	If, as of the closing of the Spin-off, the fair market value of the IBM shares underlying Mr. Schroeter’s or Mr. Keinan’s target PSU award (“IBM PSU Share Value”) had been less than the target value of the PSU award by $50,000 or more, then immediately after the closing of the Spin-off, provided that the applicable performance criteria had been met or excused, such executive officer would have been entitled to receive a Restricted Share Unit (“RSU”) award with respect to the number of shares of our common stock with a value on the date of grant equal to the difference between the target value of his PSU award and the IBM PSU Share Value. Because the IBM PSU Share Value exceeded the target value of their PSU awards as of the closing of the Spin-off, no RSU awards were issued to Messrs. Schroeter and Keinan.

Performance Share Units (“PSUs”). To tie Kyndryl’s NEOs’ interests to that of IBM’s stockholders by providing an incentive to Kyndryl’s NEOs to work toward timely completion of the Spin-off and remain with Kyndryl following the Spin-off, for each of the NEOs, the PSU award would become eligible to vest if (a) the Spin-off was completed as envisioned by January 1, 2023, and (b) immediately following the completion of the Spin-off such NEO accepted employment with Kyndryl in their current roles.

Once the performance criteria were achieved upon completion of the Spin-off and the NEOs’ acceptance of employment with Kyndryl in their current roles, the NEOs’ PSU awards became eligible to vest with respect to 33% of the PSUs on the six-month anniversary of the Spin-off closing date (i.e. May 3, 2022), 33% on the first anniversary of the Spin-off closing date (i.e. November 3, 2022) and 34% on the second anniversary of the Spin-off closing date (i.e., November 3, 2023), in each case subject to continued employment on each such date (except as provided below).

In addition, in the case of the NEOs other than Mr. Sebold, if for strategic business reasons, IBM had formally announced it would not complete the Spin-off or if Kyndryl were sold to another buyer, and IBM’s Chief Executive Officer determined that such announcement or sale was not made as a result of such NEO’s performance in progressing the Spin-off to such closure, then such NEO’s PSUs would have been eligible to vest on the six-month, first and second anniversaries of (i) the announcement not to complete the Spin-off or (ii) the closing of the sale to another buyer (and, in the case of a sale, (x) if the NEO (other than Mr. Schroeter) was not selected to serve in their current role or a substantially comparable role and (y) in the case of Mr. Schroeter, if he was selected to become our Chief Executive Officer but declined the offer), as applicable.

For information regarding the treatment of the PSUs granted to each NEO other than Mr. Sebold in the event of certain qualifying terminations, see the description of such awards in their respective offer letters under “Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards in 2021 Table.”

The PSUs were converted to Kyndryl RSUs in connection with the Spin-off as described below under “⸺Treatment of Outstanding IBM Equity Awards in connection with the Spin-off.” For information regarding the vesting of the Kyndryl RSUs upon certain qualifying terminations, see “Potential Payments upon Termination or Change in Control” below.

RRSUs. The RRSUs are time-vesting awards. Mr. Wyshner’s sign-on RRSU award was granted on October 1, 2021 and will vest as to 7% of the RRSUs on the first anniversary of the grant date, 7% of the RRSUs on the second anniversary of the grant date and 86% of the RRSUs on the third anniversary of the grant date, subject to his continued employment through each applicable vesting date.

Ms. Charbonnier’s sign-on RRSU award was granted on August 2, 2021, and will vest on the second anniversary of the grant date, subject to her continued employment through such date.

The RRSUs were converted to Kyndryl RSUs in connection with the Spin-off as described below under “⸺Treatment of Outstanding IBM Equity Awards in connection with the Spin-off.” For information regarding the vesting of the converted RRSUs upon certain qualifying terminations, see “Potential Payments upon Termination or Change in Control” below.

Treatment of Outstanding IBM Equity Awards in connection with the Spin-off

In connection with the Spin-off, each outstanding IBM equity award held by a Kyndryl employee was converted into a Kyndryl equity award by multiplying the number of shares of IBM common stock to which such equity award related by a quotient obtained by dividing (a) the closing price of IBM common stock on the last trading day prior to the Spin-off ($127.13) by (b) the opening price of Kyndryl common stock on the first trading day following the Spin-off ($28.41), carried out to six decimal places (4.474833, such quotient, the “equity award exchange ratio”).

The following table provides additional information regarding the adjustments that were made to each type of outstanding IBM equity award held by Kyndryl’s NEOs.

Type of IBM Equity Award	Adjustment for Kyndryl Employees (Including our NEOs)
RSUs	IBM RSUs were converted according to the formula above into RSUs relating to Kyndryl common stock with the same terms and conditions (including the vesting schedule)
PSUs

IBM PSUs were converted according to the formula above into RSUs relating to Kyndryl common stock subject solely to time-based vesting conditions and otherwise subject to the same terms and conditions (including vesting schedule, but not any performance conditions), assuming actual achievement of the relevant performance goals as of the Spin-off as determined by the IBM Compensation Committee

Under applicable accounting guidance, the conversion of certain IBM equity awards held by Mr. Sebold at the time of the Spin-off resulted in a grant modification that caused incremental compensation expense determined by comparing the aggregate fair value of the outstanding awards immediately before and after the modification. The aggregate incremental compensation expense resulting from the conversion is included in the “Stock Awards” column of the Summary Compensation Table and in the Grants of Plan-Based Awards in 2021 table.

After the Spin-off

Following the Spin-off, as part of the review of the compensation of our NEOs undertaken by the Compensation Committee and described under “⸺Base Salaries” above, our Compensation Committee reviewed the target long-term equity incentives of each of the NEOs, including in comparison to market data. Following such review, in light of market data for executive officers in Mr. Sebold’s role and in recognition of Mr. Keinan’s significant role with Kyndryl and his prior experience and performance at IBM, the Compensation Committee determined to increase the target long-term equity incentives (“LTI”) for Mr. Keinan and Mr. Sebold as follows:

		Old Target LTI		New Target LTI
		(% of Total Target		(% of Total Target
Name	Old Target LTI	Compensation)	New Target LTI	Compensation)
Elly Keinan	$5,600,000	70%	$7,600,000	76%
Edward Sebold	1,000,000	40%	1,500,000	50%

As demonstrated in the table above, this change to their target long-term incentives had the effect of increasing the weight of Mr. Keinan’s and Mr. Sebold’s long-term equity compensation relative to their total compensation, consistent with our compensation philosophy of aligning the interests of our executive officers with those of our stockholders.

Launch Awards. In November 2021, the Compensation Committee reviewed data regarding the equity compensation practices of the Spin-off Peers set forth under “⸺Executive Compensation Decision-Making and Oversight⸺ After the Spin-Off⸺ Use of Competitive Data” above. These companies were, with one exception, spun off from their parent companies since 2015, had revenue of at least $4.5 billion and had disclosed compensation for the fiscal year of their Spin-off. Following such review, in December 2021, based in part on consideration of the recommendation of FW Cook, the Compensation Committee granted long-term equity incentive awards pursuant to the LTPP to certain executives expected to have the greatest impact on our future success, including the NEOs.

In recognition of the scale and complexity of the Spin-off, and in order to ensure retention of key talent and further align the interests of Kyndryl’s executives with that of Kyndryl’s stockholders, the Compensation Committee determined that the total target Launch Award amounts would be equal to 1.2 times an executive’s target long-term incentive opportunity (excluding the sign-on RRSU awards to Mr. Wyshner and Ms. Charbonnier).

The Launch Awards were composed of an approximately equally-weighted mix of RSUs, stock options and Launch PSUs.

Launch Awards Mix

RSUs (33.4%)	Options (33.3%)	Launch PSUs (33.3%)
Time Vesting (66.7%)		Performance Vesting (33.3%)
Performance Based (66.6%)

The Compensation Committee chose to closely tie the value that can be realized by the NEOs and other Launch Award recipients to the creation of stockholder value by granting approximately one-third of the total Launch Award amount in the form of stock options (which only have value to the extent our stock price increases from the date of grant) and approximately one-third of the total Launch Award amount in the form of PSUs that vest based on the increase in the value of our common stock, as described in more detail below. In each case, our NEOs will only be able to realize value in these awards if our investors realize an increase in the value of their Kyndryl stock. The Compensation Committee determined to balance the goal of aligning the interests of the Launch Award recipients with that of stockholders with the goal of retaining these executives by granting approximately one-third of the total Launch Award amount in the form of time-vesting RSUs.

The table below sets forth the total target value of the Launch Awards as well as the fair market value on the grant date of the RSUs and the stock options and the target value of the PSUs, assuming that the target level of performance is achieved.

		Target Launch	Stock Option	Total Target
Name	RSU Value(1)	PSU Value(2)	Value(3)	Value
Martin Schroeter	$4,208,400	$4,195,800	$4,195,800	$12,600,000
David Wyshner	1,603,200	1,598,400	1,598,400	4,800,000
Elly Keinan	3,046,080	3,036,960	3,036,960	9,120,000
Edward Sebold	601,200	599,400	599,400	1,800,000
Maryjo Charbonnier	400,800	399,600	399,600	1,200,000
(1)	The number of RSUs our NEOs received was determined by dividing the values in the table above by the closing price of our common stock on the New York Stock Exchange on the day prior to the grant date ($17.78).
(2)	The target number of Launch PSUs our NEOs received was determined by dividing the values in the table above by the product of the closing price of our common stock on the New York Stock Exchange on the day prior to the grant date and a Monte Carlo valuation percentage.
(3)	The number of stock options our NEOs received was determined by dividing the values in the table above by the product of the closing price of our common stock on the New York Stock Exchange on the day prior to the grant date and a Black-Scholes valuation percentage.

RSUs. The RSUs vest in four equal annual installments beginning on the anniversary of the grant date, subject to the NEO’s continued employment with the Company through each applicable vesting date.

Stock Options. The stock options have an exercise price of $17.78 and vest in four equal annual installments beginning on the anniversary of the grant date, subject to the NEO’s continued employment with the Company through each applicable vesting date.

Launch PSUs. The Launch PSUs vest based on the increase in the Company’s share price from the “Initial Share Price” of $19.338, which represents the average closing share price of the Company’s common stock on the New York Stock Exchange (the “NYSE”) from November 4, 2021 (the initial day of regular way trading), through December 3, 2021, during the performance period beginning on December 16, 2021, and ending on December 15, 2024 (the “Performance Period”).

The actual number of Launch PSUs that become vested is based on the highest multiple of the Initial Share Price set out in the tiers below which is maintained for at least 90 consecutive calendar days during the Performance Period.

	Multiple of Initial Share		Performance Vesting
	Price	Share Price Target	Level
Tier 1	1.25x	$24.17	50%
Tier 2	1.50x	29.01	100%
Tier 3	1.75x	33.84	150%
Tier 4	2.00x	38.68	200%

In the event of actual performance that falls between the tiers set forth above, the number of Launch PSUs that vest will be based on the vesting level of the tier actually achieved (i.e., the tier below the performance achieved). In the event of performance that falls below Tier 1, no Launch PSUs will vest. Following the last day of the Performance Period, the Compensation Committee will calculate the payout and the Launch PSUs determined to be earned, if any, will vest on December 31, 2024, subject to the NEO’s continued employment through such date. As of December 31, 2021, our performance was below Tier 1. For our NEOs to earn any vesting of their Launch PSUs, we would have to achieve an approximately 33% increase in our stock price from the closing price of our common stock on the New York Stock Exchange on December 31, 2021, and maintain such increased stock price for at least 90 consecutive calendar days.

For information about the treatment of the Launch Awards in the event of certain terminations or a change in control, see “Potential Payments upon Termination or Change in Control” below.

Going Forward

Beginning in 2022, the Compensation Committee intends to make annual long-term equity incentive awards under the LTPP in the form of PSUs and RSUs. The Compensation Committee intends to balance its goals of tying our NEOs’ compensation to achievement of business objectives and attracting and retaining the best, diverse talent by awarding 65% of the total target award opportunity in the form of PSUs and 35% of the total target award opportunity in the form of time-vesting RSUs for each of our executive officers.

Target LTI Mix

PSUs	RSUs
65%	35%

Other Compensation

Sign-On Bonuses

In recognition of their expected contributions to the Company and to recognize the compensation they forfeited by separating from their prior employers to join the Company, the IBM Compensation Committee awarded each of Mr. Keinan and Ms. Charbonnier a cash sign-on bonus.

Mr. Keinan’s $2,000,000 sign-on bonus must be repaid if his employment with us ends within two years after his IBM hire date, except in the event he is terminated without Cause.

Ms. Charbonnier’s $875,000 sign-on bonus must be repaid if her employment with us ends within one year after her IBM hire date, except in the event she is terminated without Cause.

Mr. Keinan or Ms. Charbonnier, as applicable, would not have been required to repay the sign-on bonus in the event of a termination of employment from IBM and us in certain situations where the Spin-off was not completed or we were purchased by another buyer, or in the event such termination was without Cause.

The sign-on bonuses are included in the “Bonus” column of the Summary Compensation Table.

Executive Severance and Retirement Plan

In December 2021 the Compensation Committee reviewed market data with respect to the prevalence and design of executive severance plans. In addition to the market data, the Compensation Committee considered the Company’s desire not to engage in case-by-case negotiations with respect to executive departures, the importance of having a severance plan to the Company’s ability to attract and retain talented executives, that being covered under the terms of a severance plan would allow executives to focus on their duties and provide them security in the event of proposed extraordinary transactions, and the recommendation of FW Cook. Based on such review and considerations, the Compensation Committee adopted the Kyndryl Executive Severance and Retirement Plan (the “Severance Plan”), which is described in detail under “Potential Payments upon Termination or Change in Control” below. Each of the NEOs is entitled to benefits under the Severance Plan, as set forth under “Potential Payments upon Termination or Change in Control.”

Limited Perquisites

In November 2021, our Compensation Committee approved the provision of limited perquisites not generally available to all employees for our NEOs. The Compensation Committee determined that the perquisites set forth in the table below are necessary to enable the NEOs to perform their duties efficiently and to minimize distractions, and that the benefits the Company receives from providing these perquisites significantly outweighs the cost of providing them.

Benefit	CEO	Other NEOs	Description and Business Rationale
Executive Wellbeing Program	X	X	Executive health exams are offered to encourage senior leaders of the Company to set an example by living healthfully and actively.
Executive Financial Wellness Programs	X	X

Financial planning and tax preparation services are offered to allow our NEOs to focus more fully on their service to the Company without the distraction of sometimes complex tax compliance and financial planning.

Personal Use of Aircraft	X

We permit Mr. Schroeter, but do not permit any of the other NEOs, to fly on a Company-provided aircraft for personal travel in an amount limited to an aggregate incremental cost to the Company of $200,000 per calendar year. We provide this benefit to Mr. Schroeter so he can use his travel time more productively for the Company, for security purposes and to ensure that he can be immediately available to respond to business priorities.

Company Car and Driver	X	Group President

A Company car and driver are provided when necessary for security and/or productivity reasons. Messrs. Schroeter and Keinan (and their families) are provided use of a Company car and driver. No other NEO is provided with a Company car or driver.

It is our policy not to provide tax gross-ups for the perquisites we provide to our NEOs. The incremental cost to the Company to provide these limited perquisites is included in the “All Other Compensation” column of the Summary Compensation Table.

Other Benefits

Our executives, including our NEOs, are eligible to participate in the following broad-based employee benefit plans, which are generally available to all U.S. salaried employees and do not discriminate in scope in favor of our NEOs:

●Group medical insurance	●Group AD&D insurance	●Flexible spending accounts
●Group dental insurance	●Group life insurance	●Kyndryl 401(k) Plan
●Group vision insurance

Excess Plan. In addition, in connection with the Spin-off, we adopted the Kyndryl Excess Plan (the “Kyndryl Excess Plan”), a nonqualified deferred compensation plan that, starting in 2022, offers eligible employees, including the NEOs, an opportunity to defer up to 80% of their eligible compensation (including base and performance pay, but not any non-recurring compensation) in excess of the limits imposed by the Code, under the Kyndryl 401(k) Plan. For eligible employees that transferred from IBM, including Messrs. Schroeter, Keinan and Sebold and Ms. Charbonnier, we will make an annual contribution to the Excess Plan equal to 6% of the eligible pay in excess of the limits under the Code, but will not make any contributions to the Kyndryl Excess Plan for new hires. With respect to participants in IBM’s excess plan who became participants in the Kyndryl Excess Plan in 2021, including Messrs. Schroeter, Keinan and Sebold, the applicable deferral elections and automatic and matching contributions that would have applied under IBM’s excess plan for the remainder of 2021 will instead apply to the Kyndryl Excess Plan. Distributions are made following death (in a lump sum) or following a separation from service (in a lump sum or installments, based on the employee’s distribution election), subject to certain exceptions for compliance with Section 409A of the Code. For additional information about the Kyndryl Excess Plan, as well as IBM’s excess plan (in which Messrs. Schroeter, Keinan and Sebold participated in 2021), see “Nonqualified Deferred Compensation for 2021.”

Additional Compensation Information

Employment Agreements

We generally do not enter into employment agreements with our executives. In connection with the Spin-off, we assumed the offer letters each of Messrs. Schroeter, Wyshner and Keinan and Ms. Charbonnier had with IBM, which set forth their initial compensation, as described in this Compensation Discussion and Analysis. The terms of the offer letters are described under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in 2021 Table.”

Noncompetition and Nonsolicitation Agreements

Certain of our executives, including the NEOs, have signed noncompetition and nonsolicitation agreements. The agreements contain a noncompetition covenant that applies during the executive’s employment and for twelve months following termination of employment (except in the case where such termination is a direct result of a resource action or similar restructuring action and not for Cause) and a nonsolicitation covenant that applies during the executive’s employment and for two years following termination of employment.

Clawback Policy

To protect Company and stockholder interests in the case of an event that causes significant damage to the Company and deter inappropriate actions or decisions by our executives, we maintain an Executive Compensation Clawback Policy (the “Clawback Policy”) applicable to the NEOs and certain other senior executives of the Company (each, a “covered individual”). Under the Clawback Policy:

●	in the event of a restatement of the Company’s financial statements (other than a restatement caused by a change in applicable accounting rules or interpretations), the Compensation Committee may, in its sole discretion, recoup incentive compensation paid to a covered individual during the three-year period preceding the announcement of the restatement that would not have been paid based upon the restated results; and
●	in the event a covered individual engages directly or indirectly in, or contributes to, fraudulent or other wrongful conduct by action or omission, which causes material harm to the finances, business, reputation, condition, assets or results of operations of the Company, the Committee may, in its sole discretion, recoup incentive compensation paid to such covered individual at any time since the act of misconduct.

In addition, under the terms of the LTPP, our Compensation Committee may:

●	cancel, rescind, suspend, withhold or otherwise limit any outstanding awards held by any plan participant if the participant engages in “Detrimental Activity” (as defined in the LTPP) or is otherwise not in compliance with the terms of the applicable award agreement or the LTPP; and
●	during the two-year period following any exercise, payment or delivery of an award, rescind such exercise, payment or delivery if the participant engages in Detrimental Activity during the rescission period established by the Compensation Committee (which rescission period shall not be less than six months after any exercise, payment or delivery pursuant to an Award).

Stock Ownership Guidelines

To further align management and stockholder interests and discourage inappropriate or excessive risk-taking, our stock ownership guidelines require each of our NEOs, certain other executives and non-employee directors to obtain a substantial equity stake in our common stock within five years of first becoming subject to the guidelines. The multiples of base salary required by the guidelines for our NEOs, other executives subject to the stock ownership guidelines and non-employee directors are as follows:

●	CEO: six times base salary
●	NEOs (other than CEO): three times base salary
●	Next layers of management, generally encompassing our top 100 non-NEO executives: two times base salary or 100% of base salary, depending on level within organization
●	Non-employee directors: five times annual cash retainer

Executives subject to our stock ownership guidelines, including our NEOs, and our non-employee directors are required to retain 100% of any Company stock received as part of their compensation, net of any amounts required to pay taxes and exercise prices, until the stock ownership guidelines are achieved. For purposes of determining compliance with the stock ownership guidelines, the following are included:

●	Shares held directly by the covered person
●	Shares held by members of the covered person’s household
●	Deferred stock units, so long as not forfeitable
●	Unvested restricted stock or RSU awards

Unexercised stock options and unvested PSUs are excluded for purposes of determining compliance with the stock ownership guidelines.

Once a person subject to the stock ownership guidelines has acquired a number of shares that satisfies the ownership multiple then applicable to him or her, such number of shares then becomes his or her minimum ownership requirement (even if the fair market value of such shares subsequently changes) unless and until his or her ownership target increases due to an increase in base salary or annual retainer or such individual sells any such holdings. In the event of an increase in base salary or annual retainer, a covered individual is expected to meet the applicable ownership target within the later of the original five-year deadline or three years following such increase. Each of our NEOs and non-employee directors was in compliance with the stock ownership guidelines as of December 31, 2021, having acquired the required number of shares or having more time to do so.

Hedging and Pledging of Company Stock

Pursuant to our Securities Trading Policy, directors and officers who are subject to Section 16 under the Exchange Act (“Section 16 officers”), as well as their spouses, minor children, anyone living in their household, and any of their family members who do not live in their household but whose transactions in Kyndryl securities are directed by them or are subject to their influence or control, partnerships in which they are a general partner, trusts of which they are a trustee, estates of which they are an executor and other entities that they control (collectively, their “Related Parties”) are prohibited from engaging in hedging or monetization transactions with respect to the Company’s securities, such as short-sales, prepaid variable forward contracts, equity swaps, collars and exchange funds and other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of Kyndryl securities.

Pursuant to our Securities Trading Policy, directors and officers who are subject to Section 16 under the Exchange Act and their Related Parties are also prohibited from pledging Kyndryl securities at any time, which includes having Kyndryl securities in a margin account or using Kyndryl securities as collateral for a loan.

Risk Management and Mitigation of Compensation Policies and Practices

The Compensation Committee has reviewed our executive and non-executive compensation programs, discussed the concept of risk as it relates to our compensation programs, considered various mitigating factors, and reviewed these items with its independent compensation consultant, FW Cook. In addition, our Compensation Committee asked FW Cook to conduct an independent risk assessment of our compensation programs. In particular, the Compensation Committee considered that there is appropriate balance in the Company’s compensation mix, that policies are in place to mitigate compensation-related risk and that Compensation Committee oversight extends below the executive level. Based on these reviews and discussions, the Compensation Committee does not believe our compensation program creates risks that are reasonably likely to have a material adverse effect on our business. In particular, the Compensation Committee considered:

Attribute	Risk-Mitigating Effect
Emphasis on long-term, equity-based compensation at the executive level	Discourages risk-taking that produces short-term results at the expense of building long-term stockholder value
Stock options and RSUs vest over four years and PSUs are subject to a three-year performance and vesting period; all are subject to our Clawback Policy	Helps ensure our executives realize their compensation over a time horizon consistent with achieving long-term stockholder value
Number of shares that may be earned under our PSU awards are capped	Reduces the possibility that extraordinary events or formulaic payments could distort incentives or over-emphasize short-term over long-term performance
Payments under our Annual Incentive Plan awards are capped	Reduces the possibility that extraordinary events or formulaic payments could distort incentives
Robust stock ownership guidelines	Helps ensure our executives’ economic interests are aligned with the long-term interests of our stockholders
Prohibition on hedging transactions by Section 16 officers and their Related Parties	Helps ensure the alignment of interests generated by our executive officers’ equity holdings is not undermined by hedging or similar transactions
Clawback Policy	Deters inappropriate actions or decisions by our executives by reducing the potential financial gain to be realized as a result of such actions or decisions
Use of an independent compensation consultant that performs no other services for the Company	Helps ensure advice will not be influenced by conflicts of interest

For the foregoing reasons, the Compensation Committee has concluded that the programs by which our executives are compensated strike an appropriate balance between short-term and long-term compensation and incentivize our executives to act in a manner that prudently manages enterprise risk.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing “Compensation Discussion and Analysis” with management. Based upon this review and discussion, the Compensation Committee recommended to the Board that the “Compensation Discussion and Analysis” be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Submitted by the Compensation Committee of the Board:

Jana Schreuder, Chair
Janina Kugel
Howard I. Ungerleider

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our NEOs for their service in fiscal 2021. Prior to November 3, 2021, such amounts were paid by IBM. Beginning November 3, 2021, such amounts were paid by us.

							Change in
							Pension Value
							and			Adjusted
						Non-Equity	Nonqualified			Total
						Incentive	Deferred			(Excluding
Name and				Stock	Option	Plan	Compensation	All Other		One-Time
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total	Awards)
Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)(6)	($)(7)	($)	($)(8)
Martin Schroeter	2021	962,122	300,000	18,849,141	4,198,987	2,000,000	⸺	66,912	26,377,162	13,062,081
Chief Executive Officer
David Wyshner	2021	242,273	146,250	11,089,084	1,599,619	975,000	⸺	⸺	14,052,225	5,340,225
Chief Financial Officer
Elly Keinan	2021	651,515	2,240,000	12,274,703	3,039,269	1,600,000	⸺	48,736	19,854,223	8,193,767
Group President
Edward Sebold	2021	619,356	125,000	2,365,295	599,855	833,333	⸺	66,412	4,609,252	2,583,308
General Counsel and Secretary
Maryjo Charbonnier	2021	300,511	990,500	2,536,373	399,908	770,000	⸺	11,019	5,008,311	2,079,594
Chief Human Resources Officer
(1)	Amounts in this column reflect the salary earned during the fiscal year, whether paid or deferred under our Excess Plan.
(2)	Amounts in this column reflect sign-on bonuses paid to Mr. Keinan and Ms. Charbonnier of $2,000,000 and $875,000, respectively, and the Partial-Year 2021 Bonus amounts paid to each of the NEOs.
(3)	Amounts in this column reflect the aggregate grant date fair value of stock awards granted to the NEOs during 2021, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“Topic 718”) using the assumptions discussed under “Stock-Based Compensation” in Note 1 to the accompanying financial statements for the fiscal year ended December 31, 2021. The fiscal 2021 stock awards consist of the RRSUs and PSUs granted to the NEOs by IBM prior to the Spin-off and the RSUs and Launch PSUs granted to the NEOs by us under the LTPP following the Spin-off. The terms of the 2021 stock awards are summarized under “Compensation Discussion and Analysis— Elements of Compensation and Compensation Decisions⸺ Long-Term Equity Incentives.” Because they are subject solely to market conditions, the Launch PSUs have no maximum grant date fair values that differ from the fair values presented in the table. In addition, amounts shown include $152,700 in incremental compensation expense resulting from the conversion of IBM equity awards held by Mr. Sebold into Kyndryl equity awards. Pursuant to accounting guidance prescribed under Topic 718, the conversion resulted in a grant modification that caused incremental compensation expense determined by comparing the aggregate fair value of the outstanding awards immediately before and after the modification.
(4)	Amounts in this column reflect the aggregate grant date fair value of options granted to the NEOs during fiscal 2021, computed in accordance with Topic 718 using the assumptions discussed under “Stock-Based Compensation” in Note 1 to the accompanying financial statements for the fiscal year ended December 31, 2021. The fiscal 2021 option awards consist of the stock options granted to the NEOs by us under the LTPP following the Spin-off. The terms of the fiscal 2021 option awards are summarized under “Compensation Discussion and Analysis— Elements of Compensation and Compensation Decisions⸺ Long-Term Equity Incentives.”
(5)	Reflects the Transaction Bonuses earned by the NEOs. See “Compensation Discussion and Analysis— Elements of Compensation and Compensation Decisions⸺ Annual Cash Bonus.”
(6)	We do not provide any of our executives with any above-market or preferential earnings on non-qualified deferred compensation.
(7)	Amounts shown in this column include the following for 2021: for Messrs. Schroeter, Keinan and Sebold, 401(k) matching contributions by IBM of $8,061, $13,591 and $14,500, respectively and 401(k) automatic contributions by IBM of $2,900; for Messrs. Schroeter, Keinan and Sebold and Ms. Charbonnier, 401(k) matching contributions by Kyndryl of $9,339, $3,809, $2,900 and $11,019, respectively; for Mr. Sebold, matching contributions by IBM to the IBM Excess Plan of $20,371; for Messrs. Schroeter, Keinan and Sebold, automatic contributions by IBM to the IBM Excess Plan of $8,636, $2,282 and $4,074, respectively; for Mr. Sebold, matching contributions by us to the Kyndryl Excess Plan of $5,556; for Messrs. Schroeter, Keinan and Sebold, automatic contributions by us to the Kyndryl Excess Plan of $1,667, $1,333 and $1,111, respectively; and, for each of the NEOs, life insurance premiums paid by the Company.

Amounts shown in this column also include the following perquisites for 2021: For Mr. Schroeter, personal financial planning, ground transportation, personal use of aircraft and participation in an IBM company-sponsored event; for Mr. Keinan, personal financial planning and ground transportation; and for Mr. Sebold, personal financial planning.

The aggregate incremental cost to the Company of Mr. Schroeter’s personal use of company-provided aircraft reported above is based on IBM’s actual invoiced amount from a third-party provider for the variable costs incurred on each trip. Since the aircraft is used primarily for business travel, this methodology excludes fixed costs that do not change based on usage, such as management fees. Mr. Schroeter did not have any personal use of a Company-provided aircraft between the completion of the Spin-off and the end of 2021. Mr. Schroeter’s personal travel on Company-provided aircraft is limited to an aggregate incremental cost to the Company not to exceed $200,000 per year. In addition to the above, on certain occasions, an executive’s spouse or other family member may accompany the executive on a flight when such person is invited to attend the event for appropriate business purposes.

The aggregate incremental cost to IBM and the Company, as applicable, of Mr. Schroeter’s and Mr. Keinan’s personal use of company-provided ground transportation is calculated, for use of a company-leased car and company driver, by multiplying the variable rate by the applicable driving time. The variable rate includes a driver’s salary and overtime payments, plus a cost per mile calculation based on fuel and maintenance expense. For use of an authorized car service, the incremental cost is the full cost to the company for such service.

(8)	To supplement the SEC-required disclosure in the Summary Compensation Table, we have included this additional column, “Adjusted Total (Excluding One-Time Awards),” to the right of the Summary Compensation Table. The additional column, “Adjusted Total (Excluding One-Time Awards),” reflects the “Total” excluding the following one-time awards and compensation items: for Mr. Schroeter, his Partial-Year 2021 Bonus and his Launch Awards; for Mr. Wyshner, his Partial-Year 2021 Bonus, the make-whole RRSU award granted to him by IBM and his Launch Awards; for Mr. Keinan, his sign-on bonus, his Partial-Year 2021 Bonus and his Launch Awards; for Mr. Sebold, his Partial-Year 2021 Bonus, his Launch Awards and the incremental fair value in connection with the conversion of his IBM equity awards; and for Ms. Charbonnier, her sign-on bonus, her Partial-Year 2021 Bonus, the make-whole RRSU award granted to her by IBM and her Launch Awards. Sign-on bonus and Partial-Year 2021 Bonus amounts are set forth in the “Bonus” column of the Summary Compensation Table. The grant date fair values of the make-whole RRSU awards and the Launch PSU, RSU and option awards comprising the Launch Awards, as well as the aggregate incremental fair values in connection with the conversion of Mr. Sebold’s equity awards, are set forth in the “Grants of Plan-Based Awards in 2021” table below. Amounts reported in the “Adjusted Total (Excluding One-Time Awards)” column differ substantially from the amounts determined under SEC rules as reported in the “Total” column, and are not a substitute for “Total Compensation” as determined under SEC rules.

Grants of Plan-Based Awards in 2021

The following table sets forth grants of plan-based awards to the NEOs during the fiscal year that ended December 31, 2021, including equity and non-equity awards granted to our NEOs by IBM prior to the Spin-off. Equity awards originally granted by IBM were converted to Kyndryl awards in connection with the Spin-off with vesting dates consistent with the original awards from IBM and are presented on an as-converted basis.

									All
									Other
									Stock	All Other		Grant
									Awards:	Option		Date
									Number	Awards:	Exercise	Fair
			Estimated Possible Payouts			Estimated Future Payouts			of	Number of	or Base	Value of
			Under Non-Equity			Under Equity			Shares	Securities	Price of	Stock and
			Incentive Plan Awards(1)			Incentive Plan Awards			of Stock	Underlying	Option	Option
			Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards(5)	Awards(6)
Name	Grant Date	Award Type	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)
Martin Schroeter		Transaction Bonus		2,000,000
	2/1/2021(2)	IBM PSU					374,647					10,033,047
	12/16/2021(3)	Launch PSU				152,170	304,339	608,678				4,607,692
	12/16/2021	Launch RSU							236,693			4,208,402
	12/16/2021	Launch Option								642,047	17.78	4,198,987
David Wyshner		Transaction Bonus		975,000
	10/1/2021(2)	IBM PSU					129,775					4,122,952
	10/1/2021(4)	IBM RRSU							113,554			3,607,611
	12/16/2021(3)	Launch PSU				57,970	115,939	231,878				1,755,316
	12/16/2021	Launch RSU							90,169			1,603,205
	12/16/2021	Launch Option								244,590	17.78	1,599,619
Elly Keinan		Transaction Bonus		1,600,000
	4/1/2021(2)	IBM PSU					198,168					5,893,516
	12/16/2021(3)	Launch PSU				110,142	220,284	440,568				3,335,100
	12/16/2021	Launch RSU							171,321			3,046,087
	12/16/2021	Launch Option								464,720	17.78	3,039,269
Edward Sebold		Transaction Bonus		833,333
	5/3/2021(2)	IBM PSU					32,917					1,064,207
	12/16/2021(3)	Launch PSU				21,739	43,477	86,954				658,242
	12/16/2021	Launch RSU							33,814			601,213
	12/16/2021	Launch Option								91,721	17.78	599,855
	11/3/2021(7)	Equity Conversion – IBM PSU							3,558			1,638
	11/3/2021(7)	Equity Conversion – IBM PSU							4,708			9,053
	11/3/2021(8)	Equity Conversion – IBM RSU							963			1,170
	11/3/2021(8)	Equity Conversion – IBM RSU							2,659			5,134
	11/3/2021(8)	Equity Conversion – IBM RSU							4,363			11,557

	11/3/2021(9)	Equity Conversion – IBM RRSU					4,936			13,082
Maryjo Chabonnier		Transaction Bonus	770,000
	8/2/2021(2)	IBM PSU			31,445					998,064
	8/2/2021(4)	IBM RRSU					22,012			698,661
	12/16/2021(3)	Launch PSU		14,493	28,985	57,970				438,833
	12/16/2021	Launch RSU					22,543			400,815
	12/16/2021	Launch Option						61,148	17.78	399,908
(1)

Reflects the possible payout under the Transaction Bonus awarded to the NEO by IBM. The amount paid out is included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)

Reflects the PSU award granted to the NEO by IBM. The PSUs were converted to Kyndryl RSUs in connection with the Spin-off. In the case of Messrs. Schroeter and Keinan, if, as of the closing of the Spin-off, the IBM PSU Share Value of his PSU award was less than the PSU target grant value by $50,000 or more, then immediately after the closing of the Spin-off, provided that the applicable performance criteria had been met or excused, such NEO would have received an RSU award with respect to a number of Kyndryl shares with a fair market value equal to the difference between such PSU target grant value and the IBM PSU Share Value. Because the IBM PSU Share Value exceeded the target value of their PSU awards as of the closing of the Spin-off no RSU awards were issued to Messrs. Schroeter and Keinan.

(3)

Reflects the Launch PSU award granted to the NEO as part of the Launch Awards. Amounts reported in the “Threshold” column assume that 50% of the target PSUs will vest and amounts reported in the “Maximum” column assume that 200% of the target PSUs will vest.

(4)	Reflects the sign-on RRSU award granted to the NEO by IBM. The RRSUs were converted to Kyndryl RSUs in connection with the Spin-off.
(5)	The stock options have an exercise price per share equal to the closing price of the Company’s common stock as reported on the NYSE on the day immediately prior to the date of grant.
(6)	Computed in accordance with Topic 718 using the assumptions discussed under “Stock-Based Compensation” in Note 1 to the accompanying financial statements for the fiscal year ended December 31, 2021.
(7)

The amount shown reflects the incremental compensation expense associated with the conversion of the outstanding IBM PSU award granted prior to 2021 into a Kyndryl RSU award in connection with the Spin-off.

(8)

The amount shown reflects the incremental compensation expense associated with the conversion of the outstanding IBM RSU award granted prior to 2021 into a Kyndryl RSU award in connection with the Spin-off.

(9)

The amount shown reflects the incremental compensation expense associated with the conversion of the outstanding IBM RRSU award granted prior to 2021 into a Kyndryl RSU award in connection with the Spin-off.

Narrative Disclosure to Summary Compensation Table and Grants of Plan Based Awards in 2021 Table

Offer Letters with our NEOs

We have no multi-year employment agreements with our NEOs. In 2021, IBM entered into offer letters with each of Mr. Schroeter, Mr. Wyshner, Mr. Keinan and Ms. Charbonnier setting forth the initial terms of their compensation, which we assumed in connection with the Spin-off.

CEO Offer Letter. On January 2, 2021, IBM entered into an offer letter with Mr. Schroeter, which became effective when he was hired on January 15, 2021. The offer letter provides that Mr. Schroeter will serve as our Chief Executive Officer and for such service is entitled to:

●	an annual base salary of $1,000,000, prorated for 2021 based on Mr. Schroeter’s actual service during such year;
●	a $2,000,000 transaction bonus (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Prior to the Spin-off⸺ Transaction Bonuses”); and
●	a new-hire PSU award of $10,500,000 in target value.

PSU Terms. Mr. Schroeter’s new-hire PSU award was granted on February 1, 2021, and became eligible to vest when (i) the Spin-off was completed as envisioned by January 1, 2023, and (ii) immediately following the closing of the Spin-off, Mr. Schroeter accepted employment as our Chief Executive Officer. Once the performance criteria were achieved, the PSU award vests 33% on the six-month anniversary of the Spin-off closing date, 33% on the first anniversary of the

Spin-off closing date and 34% on the second anniversary of the Spin-off closing date, subject to continued employment on such dates (except as provided below). In addition, if for strategic business reasons, IBM formally announced it would not complete the Spin-off or if we were sold to another buyer, and IBM’s Chief Executive Officer determined that such announcement or sale was not made as a result of Mr. Schroeter’s performance in moving the Spin-off to closure, then Mr. Schroeter would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of (i) the announcement not to complete the Spin-off or (ii) the closing of the sale to another buyer (in the case of a sale, also if Mr. Schroeter was not selected to become our Chief Executive Officer or was selected to become the Chief Executive Officer, but declined the offer), as applicable. Furthermore, if Mr. Schroeter’s employment was terminated without Cause (as defined under “Potential Payments upon Termination or Change in Control”) prior to the Spin-off or the sale to a third party, or if the Spin-off was completed and Kyndryl’s offer of employment was not comparable in the aggregate to the terms of his offer letter (including with respect to annual salary, bonus and equity awards) or our Board did not appoint Mr. Schroeter as Chairman of our Board, then Mr. Schroeter would have still been eligible to receive the PSUs on the six-month, first and second anniversaries of the termination date. If, other than by death or disability, the performance conditions were not met for any other reason by January 1, 2023, the PSUs would have been canceled. Upon Mr. Schroeter’s death or disability, the PSU award will remain eligible to vest in accordance with its terms and would have vested if the Spin-off did not occur as envisaged by January 1, 2023.

If, as of the closing of the Spin-off, the IBM PSU Share Value of Mr. Schroeter’s PSU award was less than $10,500,000 by $50,000 or more, then immediately after the closing of the Spin-off, provided that the applicable performance criteria had been met or excused, Mr. Schroeter would have received an RSU award with respect to the number of shares of Kyndryl common stock with a value on the date of grant equal to the difference between $10,500,000 and the IBM PSU Share Value, with such RSUs vesting on the same schedule as the PSU award. If the Spin-off did not occur and we were instead sold to another buyer and as of the sale date the IBM PSU Share Value of Mr. Schroeter’s PSU award was less than $10,500,000 by $50,000 or more, and Mr. Schroeter accepted employment with the buyer, then the buyer would have granted an RSU award, or substantially equivalent cash or equity-based award in an affiliate of the buyer, with a value equal to the difference between $10,500,000 and the IBM PSU Share Value, with the award vesting on the same schedule as the PSU award.

CFO Offer Letter. On July 25, 2021, IBM entered into an offer letter with Mr. Wyshner which became effective on September 9, 2021. The offer letter provides that Mr. Wyshner will serve as our Chief Financial Officer and for such service is entitled to:

●	an annual base salary of $780,000, prorated for 2021 based on Mr. Wyshner’s actual service during such year;
●	a $975,000 transaction bonus (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Annual Cash Bonus⸺ Prior to the Spin-off”);
●	a new-hire PSU award of $4,000,000 in target value; and
●	a sign-on equity RRSU award of $3,500,000 in planned value (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Long-Term Incentives⸺ Prior to the Spin-off”).

PSU Terms. Mr. Wyshner’s new-hire PSU award was granted on October 1, 2021, and became eligible to vest when (i) the Spin-off was completed as envisioned by January 1, 2023, and (ii) immediately following the closing of the Spin-off, Mr. Wyshner accepted employment as our Chief Financial Officer. Once the performance criteria were achieved, the PSU award vests 33% on the six-month anniversary of the Spin-off closing date, 33% on the first anniversary of the Spin-off closing date and 34% on the second anniversary of the Spin-off closing date, subject to continued employment on such dates (except as provided below). In addition, if for strategic business reasons, IBM formally announced it would not complete the Spin-off or if we were sold to another buyer, and IBM’s Chief Executive Officer determined that such announcement or sale was not made as a result of Mr. Wyshner’s performance in moving the Spin-off to such closure, then Mr. Wyshner would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of (i) the announcement not to complete the Spin-off or (ii) the closing of the sale to another buyer (in the case of a sale, also if Mr. Wyshner was not selected to become our Chief Financial Officer or a substantially comparable role), as applicable. Furthermore, if Mr. Wyshner’s employment was terminated without Cause prior to the Spin-off or the sale to a third party, or if the Spin-off was completed and our offer of employment was not comparable in the aggregate to the terms of his offer letter (including with respect to annual salary, bonus and equity awards or Mr. Wyshner was not selected to become our Chief Financial Officer or a substantially comparable role), then Mr. Wyshner would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of the termination date. If, other than by death or disability, the performance conditions were not met for any other reason by January 1, 2023, the PSUs would have been canceled. Upon Mr. Wyshner’s death or disability, the PSU award will remain eligible to vest in accordance with its terms and would have vested if the Spin-off did not occur as envisaged by January 1, 2023.

Group President Offer Letter. On March 1, 2021, IBM entered into an offer letter with Mr. Keinan which became effective on March 8, 2021. The offer letter provides that Mr. Keinan will serve as our Group President and for such service is entitled to:

●	an annual base salary of $800,000, prorated for 2021 based on Mr. Keinan’s actual service during such year;
●	a $1,600,000 transaction bonus (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Annual Cash Bonus⸺ Prior to the Spin-off”);
●	a new-hire equity PSU award of $5,600,000 in target value; and
●	a $2,000,000 sign-on bonus (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Other Compensation⸺ Sign-on Bonuses”).

PSU Terms. Mr. Keinan’s new-hire PSU award was granted on April 1, 2021, and became eligible to vest when (i) the Spin-off was completed as envisioned by January 1, 2023, and (ii) immediately following the closing of the Spin-off, Mr. Keinan accepted employment as our Group President. Once the performance criteria were achieved, the PSU award vests 33% on the six-month anniversary of the Spin-off closing date, 33% on the first anniversary of the Spin-off closing date and 34% on the second anniversary of the Spin-off closing date, subject to continued employment on such dates (except as provided below). In addition, if for strategic business reasons, IBM formally announced it would not complete the Spin-off or if we were sold to another buyer, and IBM’s Chief Executive Officer determined that such announcement or sale was not made as a result of Mr. Keinan’s performance in moving the Spin-off to such closure, then Mr. Keinan would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of (i) the announcement not to complete the Spin-off or (ii) the closing of the sale to another buyer (in the case of a sale, also if Mr. Keinan was not selected to become our Group President or a substantially comparable role), as applicable. Furthermore, if Mr. Keinan’s employment was terminated without Cause prior to the Spin-off or the sale to a third party, or if the Spin-off was completed and our offer of employment was not comparable in the aggregate to the terms of his offer letter (including with respect to annual salary, bonus and equity awards), then Mr. Keinan would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of the termination date. If, other than by death or disability, the performance conditions were not met for any other reason by January 1, 2023, the PSUs would have been canceled. Upon Mr. Keinan’s death or disability, the PSU award will remain eligible to vest in accordance with its terms and would have vested if the Spin-off did not occur as envisaged by January 1, 2023.

If, as of the closing of the Spin-off, the IBM PSU Share Value of Mr. Keinan’s PSU award was less than $5,600,000 by $50,000 or more, then immediately after the closing of the Spin-off, provided that the applicable performance criteria had been met or excused, Mr. Keinan would have received an RSU award with respect to the number of shares of Kyndryl common stock with a value on the date of grant equal to the difference between $5,600,000 and the IBM PSU Share Value, with such RSUs vesting on the same schedule as the PSU award. If the Spin-off did not occur and we were instead sold to another buyer and as of the sale date the IBM PSU Share Value of Mr. Keinan’s PSU award was less than $5,600,000 by $50,000 or more, and Mr. Keinan accepted employment with the buyer, then the buyer would have granted an RSU award or substantially equivalent cash or equity-based award in an affiliate of the buyer, with a value equal to the difference between $5,600,000 and the IBM PSU Share Value, with the award vesting on the same schedule as the PSU award.

Chief Human Resources Officer Offer Letter. On May 28, 2021, IBM entered into an offer letter with Ms. Charbonnier which became effective on July 6, 2021. The offer letter provides that Ms. Charbonnier will serve as our Chief Human Resources Officer and for such service is entitled to:

●	an annual base salary of $615,000, prorated for 2021 based on Ms. Charbonnier’s actual IBM start date during such year;
●	a $770,000 transaction bonus (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Annual Cash Bonus⸺ Prior to the Spin-off”);
●	a new-hire equity PSU award of $1,000,000 in target value;
●	a sign-on equity RRSU award of $700,000 in planned value (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Long-Term Incentives⸺ Prior to the Spin-off”); and
●	a $875,000 sign-on bonus (the terms of which are set forth under “Compensation Discussion and Analysis⸺ Compensation Elements and Decisions⸺ Other Compensation⸺ Sign-on Bonuses”).

PSU Terms. Ms. Charbonnier’s new-hire PSU award was granted on August 1, 2021, and became eligible to vest when (i) the Spin-off was completed as envisioned by January 1, 2023, and (ii) immediately following the closing of the Spin-off, Ms. Charbonnier accepted employment as our Chief Human Resources Officer. Once the performance criteria were achieved, the PSU award vests 33% on the six-month anniversary of the Spin-off closing date, 33% on the first anniversary of the Spin-off closing date and 34% on the second anniversary of the Spin-off closing date, subject to continued employment on such dates (except as provided below). In addition, if for strategic business reasons, IBM formally announced it would not complete the Spin-off or if we were sold to another buyer, and IBM’s Chief Executive Officer determined that such announcement or sale was not made as a result of Ms. Charbonnier’s performance in moving the Spin-off to such closure, then Ms. Charbonnier would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of (i) the announcement not to complete the Spin-off or (ii) the closing of the sale to another buyer (in the case of a sale, also if Ms. Charbonnier was not selected to become our Chief Human Resources Officer or a substantially comparable role), as applicable. Furthermore, if Ms. Charbonnier’s employment was terminated without Cause prior to the Spin-off or the sale to a third party, if the Spin-off was completed and our offer of employment was not comparable in the aggregate to the terms of her offer letter (including with respect to annual salary, bonus and equity awards) or the Spin-off was completed and her geographic location was greater than 50 miles from her work location, then Ms. Charbonnier would still have been eligible to receive the PSUs on the six-month, first and second anniversaries of the termination date. If, other than by death or disability, the performance conditions were not met for any other reason by January 1, 2023, the PSUs would have been canceled. Upon Ms. Charbonnier’s death or disability, the PSU award will remain eligible to vest in accordance with its terms and would have vested if the Spin-off did not occur as envisaged by January 1, 2023.

Outstanding Equity Awards at December 31, 2021

The following table sets forth the number of securities underlying outstanding equity awards for each of our NEOs as of December 31, 2021. The information set forth below with respect to outstanding equity awards made by IBM prior to the Spin-off reflect the conversion of such awards in connection with the Spin-off.

		Option Awards(1)(2)				Stock Awards(2)
									Equity
									Incentive
									Plan
								Equity	Awards:
								Incentive	Market or
								Plan	Payout
								Awards:	Value of
							Market	Number of	Unearned
						Number of	Value of	Unearned	Shares,
		Number of	Number of			Shares or	Shares or	Shares,	Units or
		Securities	Securities			Units of	Units of	Units or	Other Rights
		Underlying	Underlying	Option		Stock that	Stock that	Other Rights	that Have
		Unexercised	Unexercised	Exercise	Option	Have Not	Have Not	that Have	Not
		Options (#)	Options (#)	Price	Expiration	Vested	Vested(13)	Not Vested	Vested(13)
Name	Grant Date	Exercisable	Unexercisable	($)	Date	(#)	($)	(#)	($)
Martin Schroeter	2/1/2021(3)					374,647	6,781,111
	12/16/2021(4)					236,693	4,284,143
	12/16/2021(5)							152,170	2,754,277
	12/16/2021	⸺	642,047	17.78	12/16/2031
David Wyshner	10/1/2021(6)					113,554	2,055,327
	10/1/2021(3)					129,775	2,348,928
	12/16/2021(4)					90,169	1,632,059
	12/16/2021(5)							57,970	1,049,257
	12/16/2021	⸺	244,590	17.78	12/16/2031
Elly Keinan	4/1/2021(3)					198,168	3,586,841
	12/16/2021(4)					171,321	3,100,910
	12/16/2021(5)							110,142	1,993,570
	12/16/2021	⸺	464,720	17.78	12/16/2031
Edward Sebold	6/8/2018(7)					963	17,430
	6/7/2019(8)					2,659	48,128
	6/8/2020(9)					4,708	85,215
	6/8/2020(10)					4,363	78,970
	6/3/2019(11)					4,936	89,342
	5/3/2021(3)					32,917	595,798
	12/16/2021(4)					33,814	612,033
	12/16/2021(5)							21,739	393,476
	12/16/2021	⸺	91,721	17.78	12/16/2031
Maryjo Charbonnier	8/2/2021(12)					22,012	398,417
	8/2/2021(3)					31,445	569,155
	12/16/2021(4)					22,543	408,028
	12/16/2021(5)							14,493	262,323

12/16/2021	⸺	61,148	17.78	12/16/2031
(1)	Stock options vest in four equal annual installments beginning on the anniversary of the grant date.
(2)	For information on vesting upon specified termination events or a change in control, see “Potential Payments upon Termination or Change in Control.”
(3)	These RSUs vest as follows: 33% on May 3, 2022; 33% of November 3, 2022; and 34% on November 3, 2023.
(4)	These RSUs vest in four equal annual installments beginning on the anniversary of the grant date.
(5)	The number of shares reflected for each of the NEOs represents the threshold number of shares that may be earned under the Launch PSU awards. We have reflected the threshold number of shares for each of the NEOs because our performance as of December 31, 2021 was below threshold. The actual number of shares that will be distributed with respect to the Launch PSU awards is not yet determinable. The Launch PSU awards vest in proportion to actual performance over the three-year performance period ending on December 16, 2024. See the description of the Launch PSU awards in “Compensation Discussion and Analysis ⸺ Elements of Compensation and Compensation Decisions ⸺ Long-Term Equity Incentives ⸺ After the Spin-off ⸺ Launch Awards.”
(6)	These RRSUs vest in three installments as follows: 8,108 on October 1, 2022, 8,113 on October 1, 2023, and 97,333 on October 1, 2024.
(7)	These RSUs vest on June 8, 2022.
(8)	These RSUs vest in substantially equal installments on June 7, 2022 and June 7, 2023.
(9)	These RSUs vest in full on December 31, 2022.
(10)	These RSUs vest as follows: 33% on June 8, 2022, 33% on June 8, 2023, and 34% on June 8, 2024.
(11)	These RRSUs vest in full on June 3, 2023.
(12)	These RRSUs vest in full on August 2, 2023.
(13)	The market value is based on the closing price on the NYSE of our common stock on December 31, 2021, the last trading day of 2021 ($18.10), multiplied by the number of outstanding shares.

Option Exercises and Stock Vested in 2021

The following table provides information regarding RSUs that vested during 2021 for our NEOs. Our NEOs did not exercise any options during 2021.

Stock Awards
Number of Shares Acquired on
	Vesting(1)	Value Realized on Vesting(2)
Name	(#)	($)
Martin Schroeter(3)	⸺	⸺
David Wyshner	⸺	⸺
Elly Keinan(3)	⸺	⸺
Edward Sebold	3,558	64,400
Maryjo Charbonnier	⸺	⸺
(1)	The shares acquired on vesting represent RSUs that vested on December 31, 2021.
(2)

The value realized on vesting is based on the closing price of our common stock on the NYSE on the vesting date. If vesting occurs on a day on which the NYSE is closed, the value realized on vesting is based on the closing price on the last trading day prior to the vesting date.

(3)

This table does not include Kyndryl RSUs that vested during 2021 and that relate to equity awards granted to Messrs. Schroeter and Keinan prior to their respective retirements from IBM which, upon their respective retirements, remained outstanding and subject to vesting as if they had been employed by IBM on each applicable vesting date.

Pension Benefits in 2021

During 2021, no NEOs participated in either a tax-qualified or non-qualified defined benefit plan sponsored by the Company.

Non-Qualified Deferred Compensation for 2021

The following table provides information regarding contributions, earnings and balances for our NEOs under the Kyndryl Excess Plan, as well as under the IBM Excess 401(k) Plus Plan, in which they participated in 2021 and maintain balances, but to which they may not make further contributions. Under each of the plans, deferred account balances are fully vested at all times. In addition, neither plan provides any opportunity for above-market or preferential earnings, nor does either plan provide any minimum internal rate of return. Additionally, the Kyndryl Excess Plan and the IBM Excess 401(k) Plus Plan do not permit “hardship” withdrawals. The Kyndryl Excess Plan and the IBM Excess 401(k) Plus Plan are not funded, and plan participants have only an unsecured contractual commitment by the applicable company to pay amounts owed under each plan. Each of these plans is further described below.

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance
	Contributions	Contributions	Earnings in	Withdrawals/	at Last
	in Last FY	in Last FY	Last FY	Distributions	FYE
Name	($)(1)	($)(2)	($)(3)	($)	($)
Martin Schroeter(4)
Kyndryl Excess Plan	⸺	1,667	⸺	⸺	1,667
IBM Excess 401 (k) Plus Plan	⸺	8,636	3,303	2,784,000	8,723
David Wyshner
Kyndryl Excess Plan	⸺	⸺	⸺	⸺	⸺
IBM Excess 401 (k) Plus Plan	⸺	⸺	⸺	⸺	⸺
Elly Keinan(4)
Kyndryl Excess Plan	⸺	1,333	⸺	⸺	1,333
IBM Excess 401 (k) Plus Plan	⸺	2,282	35	⸺	2,316
Edward Sebold
Kyndryl Excess Plan	33,139	6,667	266	⸺	40,072
IBM Excess 401 (k) Plus Plan	150,555	24,445	246,316	⸺	1,889,730
Maryjo Charbonnier
Kyndryl Excess Plan	⸺	⸺	⸺	⸺	⸺
IBM Excess 401 (k) Plus Plan	⸺	⸺	⸺	⸺	⸺
(1)	The amounts in this column are reported as compensation for fiscal 2021 in the “Base Salary” column of the Summary Compensation Table.
(2)

Represents the amount of the automatic and/or matching contribution made by us in accordance with the Kyndryl Excess Plan or the amount of the automatic contribution and/or matching contribution made by IBM in accordance with IBM’s Excess 401(k) Plus Plan, as applicable. Matching contributions are reported for the year in which the compensation against which the applicable deferral election is applied has been earned (regardless of whether such matching contribution is actually credited to the NEO’s non-qualified deferred compensation account in that year or the following year). The amounts in this column are reported as compensation for fiscal 2021 in the “All Other Compensation” column of the Summary Compensation Table.

(3)	Amounts in this column are not reported as compensation for fiscal 2021 in the Summary Compensation Table since they do not reflect above-market or preferential earnings.
(4)

This table does not include Kyndryl RSUs that relate to equity awards granted to Messrs. Schroeter and Keinan prior to their respective retirements from IBM and which, upon their respective retirements, remained outstanding and subject to vesting as if they had been employed by IBM on each applicable vesting date.

IBM Excess 401(k) Plus Plan

IBM maintains the IBM Excess 401(k) Plus Plan (the “IBM Excess Plan”), in which each of our NEOs other than Mr. Wyshner and Ms. Charbonnier participated in 2021. Under the IBM Excess Plan, an eligible employee may elect to defer up to 80% of salary and eligible performance pay, which includes annual incentive program payments. In both cases, the deferral elections must be made prior to the year in which the deferred amounts are earned. Only Mr. Sebold was eligible to elect any deferrals under the IBM Excess Plan in 2021.

For eligible participants who defer salary or eligible performance pay under the IBM Excess Plan, IBM credits matching contributions to their accounts. For Mr. Sebold, who was the only NEO eligible for a matching contribution in 2021, IBM’s matching contribution to his account equaled 5% of the sum of (i) the amount he elected to defer under the IBM Excess Plan and (ii) his eligible compensation after reaching the compensation limits in the Code.

IBM also credits automatic contributions to the accounts of eligible participants including, in 2021, Messrs. Schroeter, Keinan and Sebold. Mr. Wyshner and Ms. Charbonnier were not eligible for automatic contributions in 2021. In each case, the automatic contributions were equal to 1% of the sum of (i) the amount the participant elected to defer under the IBM Excess Plan and (ii) the participant’s eligible compensation after reaching the compensation limits in the Code.

Deferrals under the IBM Excess Plan may be allocated among 34 notional investment choices, each of which replicates the performance of the comparable investment funds in the IBM 401(k) Plan. For Messrs. Schroeter, Keinan and Sebold, their transfer to Kyndryl in connection with the Spin-off did not trigger a distribution of the amounts in their accounts in the IBM Excess Plan. Rather, upon their separation of service from Kyndryl, they will receive a distribution of the amounts in their accounts in a lump sum or installments based upon their distribution election. Mr. Schroeter’s account under the IBM Excess Plan was distributed to him in February 2021 in connection with his separation of service from IBM in 2020.

Kyndryl Excess Plan

In connection with the Spin-Off, we adopted the Kyndryl Excess Plan, a nonqualified deferred compensation plan that, starting in 2022, offers eligible employees an opportunity to defer up to 80% of their eligible compensation (including base and performance pay, but not any non-recurring compensation) in excess of the limits imposed by the Code under the Kyndryl 401(k) Plan.

Employees are eligible to participate in the Kyndryl Excess Plan if they (i) were hired as an executive or promoted to an executive position by Kyndryl after September 1, 2021 and prior to November 15, 2021 or (ii) directly transferred from IBM to Kyndryl and either (a) made elective deferrals under the IBM Excess plan for the 2021 plan year or (b) were hired as an executive by IBM between November 15, 2020 and September 1, 2021. Each of the NEOs is eligible to participate in the Kyndryl Excess Plan.

For certain eligible employees that transferred from IBM, including Messrs. Schroeter, Keinan and Sebold and Ms. Charbonnier, we will make an annual automatic contribution to the Kyndryl Excess Plan equal to 6% of their eligible pay in excess of the limits under the Code.

With respect to participants in the IBM Excess Plan who became participants in the Kyndryl Excess Plan in 2021, including Messrs. Schroeter, Keinan and Sebold, the applicable deferral elections and automatic and matching contributions that would have applied under the IBM Excess Plan for the remainder of 2021 following the Spin-off instead applied to the Kyndryl Excess Plan. However, the Kyndryl Excess Plan will not provide for matching contributions commencing in 2022. Distributions are made following death (in a lump sum) or following a separation from service (in a lump sum or installments, based on the employee’s distribution election), subject to certain exceptions for compliance with Section 409A of the Code.

Deferrals under the Kyndryl Excess Plan may be allocated among hypothetical investment options that mirror the investment options available under our qualified Kyndryl 401(k) Plan.

Messrs. Schroeter, Keinan and Sebold were the only NEOs who had balances under the Kyndryl Excess Plan as of December 31, 2021.

Potential Payments upon Termination or Change in Control

The following table describes the potential payments and benefits under the Company’s compensation and benefit plans and contractual agreements to which the NEOs would have been entitled if a termination of employment or change in control occurred on the last business day of fiscal 2021.

The only agreements, arrangements or plans that entitle the NEOs to severance, perquisites or other enhanced benefits upon termination of their employment or a change in control are:

●	the Severance Plan; and
●	the terms of the NEOs’ equity awards.

The amounts shown in the table do not include:

●	payments and benefits to the extent they are provided generally to all salaried employees upon termination of employment and do not discriminate in scope, terms or operation in favor of the NEOs; and
●	distributions of previously vested plan balances under the Kyndryl 401(k) Plan, the Kyndryl Excess Plan and the IBM Excess Plan (see “⸺Non-Qualified Deferred Compensation for 2021” above for information about the Kyndryl Excess Plan and the IBM Excess Plan).

Potential Payments to NEOs upon Termination of Employment or Change in Control Table

		Qualifying
		Termination
		following a
	Termination	Change in	Qualifying
	without Cause	Control	Retirement	Disability	Death
Name	($)	($)	($)	($)	($)
Martin Schroeter
Cash Severance Payment(1)	4,000,000	8,000,000	⸺	⸺	⸺
Acceleration of Equity Awards(2)	205,455	16,779,245	11,270,709	16,779,245	16,779,245
Value of Continuing Benefits(3)	46,708	46,708	⸺	⸺	⸺
Outplacement Benefit(4)	4,500	4,500	⸺	⸺	⸺
Total	4,256,663	24,830,453	11,270,709	16,779,245	16,779,245
David Wyshner
Cash Severance Payment(1)	2,145,000	3,607,500	⸺	⸺	⸺
Acceleration of Equity Awards(2)	⸺	8,213,079	⸺	8,213,079	8,213,079
Value of Continuing Benefits(3)	38,207	38,207	⸺	⸺	⸺
Outplacement Benefit(4)	4,500	4,500	⸺	⸺	⸺
Total	2,187,707	11,863,286	⸺	8,213,079	8,213,079
Elly Keinan
Cash Severance Payment(1)	2,800,000	5,200,000	⸺	⸺	⸺
Acceleration of Equity Awards(2)	148,710	10,823,602	6,836,461	10,823,602	10,823,602
Value of Continuing Benefits(3)	26,595	26,595	⸺	⸺	⸺
Outplacement Benefit(4)	4,500	4,500	⸺	⸺	⸺
Total	2,979,805	16,054,697	6,836,461	10,823,602	10,823,602
Edward Sebold
Cash Severance Payment(1)	1,833,334	3,083,333	⸺	⸺	⸺
Acceleration of Equity Awards(2)	⸺	2,343,200	⸺	2,343,200	2,343,200
Value of Continuing Benefits(3)	33,470	33,470	⸺	⸺	⸺
Outplacement Benefit(4)	4,500	4,500	⸺	⸺	⸺
Total	1,871,304	5,464,503	⸺	2,343,200	2,343,200
Maryjo Charbonnier
Cash Severance Payment(1)	1,692,500	2,847,500	⸺	⸺	⸺
Acceleration of Equity Awards(2)	⸺	1,919,796	⸺	1,919,796	1,919,796
Value of Continuing Benefits(3)	1,946	1,946	⸺	⸺	⸺
Outplacement Benefit(4)	4,500	4,500	⸺	⸺	⸺
Total	1,698,946	4,773,742	⸺	1,919,796	1,919,796

(1)Cash Severance Payments:

●	Under the Severance Plan, as described more fully below, each NEO is entitled to cash severance in the event of a termination without Cause or, solely following a Change in Control, with Good Reason, subject to certain conditions;
●	The amounts of the cash severance payments included in the table assume that there is no notice period prior to the termination without Cause; and
●	The cash severance payments included in the table assume there would be no cutback of payments to avoid subjecting the NEOs to an excise tax under Section 280G of the Code.

(2)Acceleration of Equity Awards:

●	The values under “Acceleration of Equity Awards” are presented as the sum of the values as of the last business day of 2021 of the additional benefit from the acceleration of vesting, if any, of RSUs, stock options and performance shares that would have occurred as a result of termination under the different circumstances presented.
●	The value of accelerated stock options, for purposes of this table, was determined by subtracting the exercise price of the original stock option from the closing stock price on the NYSE of $18.10 at December 31, 2021, and multiplying the result, if a positive number (in-the-money), by the number of option shares that would vest as a result of termination.
●	With respect to Messrs. Schroeter and Keinan, a termination without cause would constitute a “qualifying LTPP retirement” as described under “⸺Treatment of Outstanding Equity Awards in the Event of Certain Qualifying Terminations” below.

(3)Value of Continuing Benefits:

●	Reflects the cost of providing continued group health coverage (on the same basis as actively employed employees of the Company), for a period of 24 months in the case of Mr. Schroeter or 18 months in the case of each of the other NEOs, assuming 2021 rates; and
●	The amounts included in the table assume that there is no notice period prior to the termination without Cause.

(4)Reflects the estimated cost of six months of outplacement services.

Severance Plan

The Severance Plan provides for payment of severance and other benefits to eligible executives, including the NEOs, in the event of a termination of employment with the Company without Cause (as that term is defined in the LTPP and as set forth below) or, solely in connection with a change in control, with Good Reason (as defined below, and each of a termination without Cause and a termination with Good Reason, a “covered termination”), in each case, subject to the executive’s (i) execution and non-revocation of a general release of claims in favor of the Company, (ii) execution of a two-year noncompetition and nonsolicitation agreement and (iii) continued compliance with the executive’s Agreement Regarding Confidential Information and Intellectual Property with the Company. The Severance Plan also provides for continued vesting of certain equity awards upon a “qualifying retirement” (as defined below).

In the event of a covered termination, in addition to certain accrued obligations, as of December 31, 2021, the Severance Plan provided for the following payments and benefits to the NEOs:

●	a lump-sum pro-rata bonus for the year of termination, based on actual performance;
●	continued payment over a 24-month period in the case of Mr. Schroeter, or an 18-month period in the case of each of the other NEOs, of such NEO’s base salary, in each case inclusive of any notice period;
●	continued health insurance coverage, or reimbursement of premiums for coverage, at substantially the same level as provided immediately prior to such termination, at the same cost as generally provided to similarly situated active Company employees, for a period of 24 months for Mr. Schroeter or 18 months for each of the other NEOs (the “welfare benefit”), in each case inclusive of any notice period; and
●	payment of, or reimbursement for, six months of outplacement services (the “outplacement benefit”).

Notwithstanding the foregoing, in the event such covered termination occurs within the 24-month period following a change in control (as defined in the LTPP), in addition to certain accrued obligations, the Severance Plan provides for the following payments and benefits to the NEOs:

●	a lump-sum pro-rata bonus for the year of termination, based on target performance;
●	a lump-sum cash severance amount equal to the sum of the NEO’s annual base salary and target annual bonus amount times the multiplier applicable to such executive (which is 2.0 for Mr. Schroeter and 1.5 for each of the other NEOs);
●	the welfare benefit; and
●	the outplacement benefit.

In addition, the Severance Plan provides that, upon a termination in connection with a “qualifying retirement,” subject to the NEO’s (i) provision of six months’ notice of intent to retire, (ii) execution and non-revocation of a general release of claims in favor of the Company, (iii) execution of a two-year noncompetition agreement and (iv) continued compliance with the Agreement Regarding Confidential Information and Intellectual Property with the Company, notwithstanding anything to the contrary in the LTPP or the award agreements relating to the NEO’s outstanding RSU awards, such outstanding RSU awards will not be canceled but will instead remain outstanding and subject to vesting in accordance with their terms as if the NEO remained an active employee of the Company through each applicable vesting date.

The Severance Plan provides that if any payments and/or benefits due to a participant (including any NEO) under the Severance Plan and/or any other arrangements will constitute “excess parachute payments” (as defined in Section 280G (“Section 280G”) of the Code), the Company will reduce the amount of payments under the Severance Plan by the minimum amount necessary such that the present value of the participant’s “parachute payments” (as defined in Section 280G) is below 300% of such participant’s “base amount” (as defined in Section 280G), calculated in accordance with the Treasury Regulations promulgated under Section 280G; provided, however, in no event will the amount of any severance payments be reduced unless (a) the net after-tax amount of such payments and benefits as so reduced is greater than or equal to (b) the net after-tax amount of such payments and benefits without such reduction.

For purposes of the Severance Plan:

●	a “qualifying retirement” is a termination of employment (other than for Cause as defined the LTPP and set forth below) after attaining the age of 55 and completing at least ten years of service with the Company at the time of termination. For purposes of calculating years of service, (a) in certain circumstances, years of service to IBM will be counted for participants who transfer employment directly to the Company from IBM and (b) years of service will include years of service with an entity acquired by the Company for participants whose employment is transferred directly to the Company in connection with such acquisition; and
●	a termination with “Good Reason” is a termination of employment due to (a) a material diminution in the participant’s authority, duties or responsibilities, (b) a reduction in the participant’s then current base salary or bonus opportunity, (c) a material breach by the Company of an existing agreement between the Company and the participant, (d) the failure of the Company’s successor to assume in writing the Company’s obligations under the Severance Plan or any other agreement with the participant if not assumed by successor by operation of law, or (e) a relocation of more than 40 miles from both the participant’s then current primary place of employment and their assigned primary Company office; provided, however, that the participant must provide the Company with written notice of the circumstance that the participant claims to be good reason within 90 days after such circumstance first occurs, such circumstance is not remedied within 30 days after the Company receives the written notice, and the participant’s termination of employment is effective as soon as practicable after the end of such 30-day cure period.

In February 2022, our Compensation Committee amended the Severance Plan to provide that (i) the base salary amount payable to our NEOs upon a covered termination described above would be paid in a lump sum, rather than over a 24-month period, in the case of Mr. Schroeter, or an 18-month period, in the case of the other NEOs and (ii) continued health insurance coverage, or reimbursement of premiums for coverage, at substantially the same level as provided immediately prior to such termination, for Mr. Schroeter would be limited to a period of 18 months.

Treatment of Outstanding Equity Awards in the Event of Certain Qualifying Terminations (Other than Terminations in Connection with a Change in Control)

RSUs

Except as provided in the case of a “qualifying retirement” under the Severance Plan, in the event of termination of employment other than on account of death or disability, all unvested RSUs will be canceled. In the event of the NEO’s death, all unvested RSUs will immediately vest. In the event the NEO becomes disabled (as described in the LTPP), unvested RSUs will remain outstanding and continue to vest in accordance with their terms as if the NEO remained an active employee of the Company through each applicable vesting date.

Stock Options

In the event of termination of employment other than in connection with a “qualifying LTPP retirement” or on account of death or disability, any stock options that are not exercisable will be canceled immediately, and any stock options that are exercisable as of the date of termination of employment (other than for Cause (as defined in the LTPP and set forth below)) will remain exercisable for 90 days after the date of termination, after which any unexercised stock options will be canceled. In the event of termination of employment in connection with a “qualifying LTPP retirement” (which is a termination of employment (other than for Cause) after attaining the age of 55 and completing at least ten years of service with the Company at the time of termination), any unvested stock options will vest and become exercisable, and all stock options that are exercisable as of the date of termination will remain exercisable until the earlier of the expiration of the full term and the fifth anniversary of the date the NEO’s employment terminates. In the event of the NEO’s death or in the event the NEO becomes disabled, all stock options will become fully exercisable and remain exercisable until the earlier of the expiration of their full term and the third anniversary of the date the NEO’s employment terminates.

PSUs

In the event of a termination of employment other than in connection with a “qualifying LTPP retirement” or on account of death or disability, all unvested PSUs will be canceled. In the event of termination of employment in connection with a “qualifying LTPP retirement” at least one year after the grant date of the PSUs, the NEO will receive a payout that is prorated for the time worked as an active executive during the Performance Period following the Compensation Committee’s calculation of the PSU payout. In the event of a NEO’s death or in the event the NEO becomes disabled, the PSUs will remain outstanding and continue to vest in accordance with their terms.

Treatment of Outstanding Equity Awards in the Event of a Change in Control

In the event of a change in control (as defined in the LTPP)

●	if the acquirer or successor company in such change in control has agreed to provide for the substitution, assumption, exchange or other continuation of awards granted pursuant to the LTPP, then, if the participant’s employment with or service to the Company or an affiliate is terminated by the Company or affiliate without cause (and other than due to death or disability) on or within 24 months following a change in control, then unless otherwise provided by the Compensation Committee, all options and stock appreciation rights held by such participant will become immediately exercisable with respect to 100% of the shares subject to such options and stock appreciation rights, and the restricted period (and any other conditions) will expire immediately with respect to 100% of the shares of restricted stock and restricted stock units and any other awards (other than other cash-based awards) held by such participant (including a waiver of any applicable performance conditions); provided that if the vesting or exercisability of any award would otherwise be subject to the achievement of performance conditions, the portion of such award that will become fully vested and immediately exercisable will be based on the assumed achievement of actual or target performance as determined by the Compensation Committee;
●	if the acquirer or successor company in such change in control has not agreed to provide for the substitution, assumption, exchange or other continuation of awards granted pursuant to the LTPP, then unless otherwise provided by the Compensation Committee, all stock options and stock appreciation rights held by such participant will become immediately exercisable with respect to 100% of the shares subject to such stock options and stock appreciation rights, and the restricted period (and any other conditions) will expire immediately with respect to 100% of the shares of restricted stock and restricted stock units and any other awards (other than other cash-based award) held by such participant (including a waiver of any applicable performance conditions); provided that if the vesting or exercisability of any award would otherwise be subject to the achievement of performance conditions, the portion of such award that will become fully vested and immediately exercisable will be based on the assumed achievement of actual or target performance as determined by the Compensation Committee; and
●	the Compensation Committee may upon at least ten days’ advance notice to the affected participants, cancel any outstanding award and pay to the holders thereof, in cash, securities or other property (including of the acquiring or successor company), or any combination thereof, the value of such awards based upon the price per share received or to be received by other stockholders of the Company in the event (it being understood that any stock option or stock appreciation right having a per-share exercise or hurdle price equal to, or in excess of, the fair market value (as of the date specified by the Compensation Committee) of a share subject thereto may be canceled and terminated without any payment or consideration therefor).

Notwithstanding the above, the Compensation Committee will exercise such discretion over the timing of settlement of any award subject to Code Section 409A at the time such award is granted. To the extent practicable, these provisions will occur in a manner and at a time that allows affected participants the ability to participate in the change in control transaction with respect to the shares subject to their awards.

Definition of Cause

“Cause” means, as reasonably determined by Kyndryl, the occurrence of any of the following: (i) embezzlement, misappropriation of corporate funds or other material acts of dishonesty; (ii) commission or conviction of any felony or of any misdemeanor involving moral turpitude, or entry of a plea of guilty or nolo contendere to any felony or misdemeanor (other than a minor traffic violation or other minor infraction); (iii) engagement in any activity that the employee knows or should know could harm the business or reputation of the Company; (iv) failure to adhere to the Company’s corporate codes, policies or procedures; (v) a breach of any covenant in any employment agreement or any intellectual property agreement, or a breach of any other provision of the employment agreement, in either case if the breach is not cured to the Company’s satisfaction within a reasonable period after notice of the breach (no notice and cure period is required if the breach cannot be cured); (vi) failure to perform duties or follow management direction, which failure is not cured to the Company’s satisfaction within a reasonable period of time after a written demand for substantial performance is delivered to the employee (no notice or cure period is required if the failure to perform cannot be cured); (vii) violation of any statutory, contractual or common law duty or obligation to the Company, including, without limitation, the duty of loyalty; (viii) rendering of services for any organization or engaging directly or indirectly in any business which is or becomes competitive with the Company, or which organization or business, or the rendering of services to such organization or business, is or becomes otherwise prejudicial to or in conflict with the interests of the Company; or (ix) acceptance of an offer to engage in or associate with any business which is or becomes competitive with the Company; provided, however, that the mere failure to achieve performance objectives shall not constitute Cause.

Director Compensation in 2021

The table below sets forth information regarding the compensation of each of our non-employee directors for the fiscal year ended December 31, 2021.

	Fees Earned or Paid in Cash	Stock Awards	Total
Name	($)	($)(1)	($)
Dominic J. Caruso	25,288	195,402	220,690
John D. Harris II	15,890	195,402	211,292
Stephen A.M. Hester	26,616	195,402	222,018
Shirley Ann Jackson	15,890	195,402	211,292
Janina Kugel	15,890	195,402	211,292
Denis Machuel	15,890	195,402	211,292
Rahul N. Merchant	15,890	195,402	211,292
Jana Schreuder	19,466	195,402	214,868
Howard I. Ungerleider	15,890	195,402	211,292
(1)

Represents the aggregate grant date fair value of RSUs granted during 2021 computed in accordance with Topic 718. The assumptions used in the valuation are discussed under the heading “Stock-Based Compensation” in Note 1 to the accompanying financial statements for the fiscal year ended December 31, 2021. As of December 31, 2021, each of our non-employee directors had 10,990 RSUs outstanding, which will vest on December 16, 2022, subject to continued service through such date.

Board and Committee Fees in 2021

In connection with the Spin-off, our Board adopted the following director compensation program for our non-employee directors:

●	An annual cash retainer of $100,000, payable in installments and prorated for partial years of service.
●	An additional annual cash retainer for service as the chair of a Board committee or as Lead Independent Director payable in installments and prorated for partial years of service as follows: Audit Committee Chair: $30,000; Compensation Committee Chair: $22,500; Nominating and Governance Committee Chair: $22,500; and Lead Independent Director: $45,000.
●	An annual RSU grant with a target value of $200,000 and vesting on the first anniversary of the date of grant.

Accordingly, in December 2021, we granted each of our non-employee directors 10,990 RSUs that vest in full on the first anniversary of the grant date, subject to the director’s continued service through such date. Our directors are subject to the Stock Ownership Guidelines described under “Compensation Discussion and Analysis⸺ Additional Compensation Information⸺ Stock Ownership Guidelines.” Pursuant to such guidelines, our non-employee directors are required to retain 100% of the shares of our common stock underlying such RSUs, net of any amounts required to pay taxes, until they achieve the ownership required by the guidelines.

Prior to the completion of the Spin-off, IBM employees Simon J. Beaumont, Nicholas Fehring and Frank Sedlarcik served as interim directors of Kyndryl. Messrs. Beaumont, Fehring and Sedlarcik resigned prior to the Spin-off. The interim directors did not receive any incremental compensation for their service as interim directors.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2021 included Janina Kugel, Jana Schreuder and Howard I. Ungerleider. None of the members of our Compensation Committee during 2021 has at any time been one of our executive officers or employees. None of our executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2021, certain information regarding our equity compensation plans. The only plan pursuant to which we may currently make equity grants is the Kyndryl 2021 Long-Term Performance Plan.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	15,798,953 (1)	$18 per share (2)	6,478,287 (3)
(1)

Total includes (i) 3,829,722 stock options, (ii) 1,792,467 performance share units (assuming maximum performance with respect to each of the performance measures) and (iii) 10,176,764 restricted stock units.

(2)

The weighted-average exercise price relates only to stock options. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

(3)

These shares are available for grant as of December 31, 2021, under the Kyndryl 2021 Long-Term Performance Plan pursuant to which the Compensation Committee of the Board of Directors may make various stock-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other awards based, in whole or in part, on the value of our common stock.

Ownership of Securities

Directors and Executive Officers

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of December 31, 2021, by each of our directors and named executive officers and all of our directors and executive officers as a group.

	Number of Shares or Units Beneficially Owned as
	of December 31, 2021(1)
		Stock Options
		Exercisable
		and Restricted
		Stock Units
	Shares of	Settling
	Common	Within 60
	Stock Owned	Days of	Total
	Directly and	December 31,	Beneficial
Name	Indirectly (2)	2021 (3)	Ownership (4)
Martin Schroeter	58,300	134,326	192,626
David Wyshner	14,898	⸺	14,898
Elly Keinan	29,150	13,331	42,481
Edward Sebold	⸺	3,558	3,558
Maryjo Charbonnier	⸺	⸺	⸺
Dominic J. Caruso	⸺	⸺	⸺
John D. Harris II	56	⸺	56
Stephen A.M. Hester	⸺	⸺	⸺
Shirley Ann Jackson	6,726	⸺	6,726
Janina Kugel	⸺	⸺	⸺
Denis Machuel	⸺	⸺	⸺
Rahul N. Merchant	⸺	⸺	⸺
Jana Schreuder	⸺	⸺	⸺
Howard I. Ungerleider	⸺	⸺	⸺
Directors and executive officers as a group (15 persons)	109,130	155,663	264,793
(1)	Each individual and member of the group has sole investment power with respect to the shares owned. As of December 31, 2021, (i) no director or executive officer beneficially owned 1% or more of the outstanding common stock of the Company and (ii) the directors and executive officers as a group beneficially owned approximately less than 1% of the outstanding common stock of the Company (including common stock they can acquire within 60 days).
(2)	Included are shares of common stock owned outright.
(3)	The number of shares shown in this column are not currently outstanding but are deemed beneficially owned because the individual has the right to acquire them pursuant to options exercisable or restricted stock units settling within 60 days of December 31, 2021.
(4)	These amounts are the sum of the number of shares shown in the prior columns.

5% Owners

The following table provides information about stockholders known to us to beneficially own more than 5% of our outstanding common stock as of December 31, 2021.

	Amount and Nature of	Percent of Company
Beneficial Owner	Beneficial Ownership	Common Stock
International Business Machines Corporation	44,603,072(1)	19.9%
One New Orchard Road
Armonk, NY 10504
The Vanguard Group	17,928,827(2)	8.0%
100 Vanguard Blvd
Malvern, PA 19355
BlackRock, Inc.	15,320,271(3)	6.8%
55 East 52nd Street
New York, NY 10055
(1)	As of December 31, 2021, International Business Machines Corporation had sole dispositive power with respect to 44,603,072 shares of common stock.
(2)

As of December 31, 2021, and based on the Schedule 13G filed by The Vanguard Group (“Vanguard”) with the SEC on February 11, 2022, Vanguard had (i) shared voting power with respect to 116,137 shares of common stock, (ii) sole dispositive power with respect to 17,529,027 shares of common stock and (iii) shared dispositive power with respect to 399,800 shares of common stock.

(3)

As of December 31, 2021, and based on the Schedule 13G filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 7, 2022, BlackRock had (i) sole voting power with respect to 14,326,465 shares of common stock and (ii) sole dispositive power with respect to 15,320,271 shares of common stock held by BlackRock Life Limited, BlackRock Advisors, LLC, Aperio Group, LLC, BlackRock (Netherlands) B.V., BlackRock Institutional Trust Company, National Association, BlackRock Asset Management Ireland Limited, BlackRock Financial Management, Inc., BlackRock Asset Management Schweiz AG, BlackRock Investment Management, LLC, FutureAdvisor, Inc., BlackRock Investment Management (UK) Limited, BlackRock Asset Management Canada Limited, BlackRock Asset Management Deutschland AG, BlackRock (Luxembourg) S.A., BlackRock Investment Management (Australia) Limited, BlackRock Advisors (UK) Limited, BlackRock Fund Advisors, BlackRock Asset Management North Asia Limited and BlackRock Fund Managers Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policy on Related Person Transactions

The Board has adopted a written Policy on Related Person Transactions to assist it in reviewing, approving and ratifying related person transactions and to assist us in the preparation of related disclosures required by the SEC.

The Policy on Related Person Transactions does not prohibit related person transactions covered by the policy, but provides that such transactions must be reviewed, approved or ratified and disclosed in accordance with the SEC’s rules regarding related person transactions.

Under our Policy on Related Person Transactions, information about transactions involving related persons is assessed by the independent directors on our Board. Related persons include our directors and executive officers, as well as immediate family members of directors and officers, and beneficial owners of more than five percent of our common stock. If the determination is made that a related person has a material interest in any transaction with the Company, then our independent directors will review, approve or ratify it, and the transaction is required to be disclosed in accordance with the SEC rules. If the related person at issue is a director, or a family member of a director, then that director may not participate in those discussions. In general, we are of the view that the following transactions with related persons are not significant to investors because they take place under our standard policies and procedures: the sale or purchase of products or services in the ordinary course of business and on an arm’s-length basis; the employment by us where the compensation and other terms of employment are determined on a basis consistent with our human resources policies; and any grants or contributions made by us under one of our grant programs and in accordance with our corporate contributions guidelines.

In addition to our Policy on Related Person Transactions, our Business Conduct Guidelines require that all employees, officers and directors avoid any situation that involves or appears to involve a conflict of interest between their personal and professional relationships. Our Audit Committee provides oversight regarding compliance with our Business Conduct Guidelines. Our Business Conduct Guidelines also require that all employees seek approval from senior management and Kyndryl counsel prior to accepting membership on the board of directors, advisory board, advisory council or similar position at another company.

Agreements with IBM

In order to govern the ongoing relationships between us and IBM after the Spin-off and to facilitate an orderly transition, we and IBM entered into agreements providing for various services and rights following the Spin-off, and under which we and IBM agreed to indemnify each other against certain liabilities arising from our respective businesses. The following summarizes the terms of the material agreements we entered into with IBM.

Separation and Distribution Agreement

We entered into a Separation and Distribution Agreement with IBM in advance of the Distribution. The Separation and Distribution Agreement sets forth our agreements with IBM regarding the principal actions to be taken in connection with the Spin-off. It also sets forth other agreements that govern aspects of our relationship with IBM following the Spin-off.

Transfer of Assets and Assumption of Liabilities

The Separation and Distribution Agreement identifies certain transfers of assets and assumptions of liabilities that were necessary in advance of our separation from IBM so that we and IBM retain the assets of, and the liabilities associated with, our respective businesses. The Separation and Distribution Agreement generally provides that the assets comprising our business consist of those exclusively related to our current business and operations (except for intellectual property assets, which are allocated as further described below under Intellectual Property Agreements or otherwise allocated to the business through a process of dividing shared assets). The liabilities assumed in connection with the Spin-off generally consist of those related to the assets comprising our business or to the past and future operations of our business, including our locations used in our current operations. The Separation and Distribution Agreement also provides for the settlement or extinguishment of certain liabilities and other obligations between us and IBM.

Reorganization Transactions

The Separation and Distribution Agreement describes certain actions related to our separation from IBM that occurred prior to the Distribution such as the formation of our subsidiaries and certain other internal restructuring actions taken by us and IBM, including the contribution by IBM to us of the assets and liabilities that comprise our business.

Intercompany Arrangements

All agreements, arrangements, commitments and understandings, including most intercompany accounts payable or accounts receivable, between us, on the one hand, and IBM, on the other hand, terminated and/or were repaid effective as of the Distribution Date or shortly thereafter, except specified agreements and arrangements that are intended to survive the Distribution.

Credit Support

We agreed to use reasonable best efforts to arrange, on or prior to the Distribution, for the replacement of all guarantees, covenants, indemnities, surety bonds, letters of credit or similar assurances of credit support, other than certain specified credit support instruments, currently provided by or through IBM or any of its subsidiaries for the benefit of us or any of our subsidiaries.

Representations and Warranties

In general, neither we nor IBM made any representations or warranties regarding any assets or liabilities transferred or assumed, any consents or approvals required in connection with these transfers or assumptions, the value or freedom from any lien or other security interest of any assets transferred, the absence of any defenses relating to any claim of either party or the legal sufficiency of any conveyance documents. Except as expressly set forth in the Separation and Distribution Agreement, all assets have been transferred on an “as-is,” “where-is” basis.

Further Assurances

The parties will use reasonable best efforts to effect any transfers contemplated by the Separation and Distribution Agreement that have not been consummated prior to the Distribution. In addition, the parties will use reasonable best efforts to effect any transfer or re-transfer of any asset or liability that was improperly transferred or retained.

The Distribution

The Separation and Distribution Agreement governs IBM’s and our respective rights and obligations regarding the proposed Distribution. On or prior to the Distribution Date, IBM delivered 80.1% of the issued and outstanding shares of our common stock to the distribution agent. Following the Distribution, the distribution agent electronically delivered the shares of our common stock to IBM stockholders based on the distribution ratio. The IBM board of directors, in its sole and absolute discretion, determined the Record Date, the Distribution Date and the terms of the Spin-off, including the amount of the shares of our common stock it retained. In addition, IBM, at any time until the Distribution, could have decided to abandon the Distribution or modify or change the terms of the Distribution.

Conditions

The Separation and Distribution Agreement also provided that several conditions must have been satisfied or, to the extent permitted by law, waived by IBM, in its sole and absolute discretion, before the Distribution could occur.

Exchange of Information

We and IBM agreed to provide each other with information reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. We and IBM also agreed to use reasonable best efforts to retain such information in accordance with our respective record retention policies applicable to our own information or such longer period as required by law. Each party also agreed to use its reasonable best efforts to assist the other with its financial reporting and audit obligations.

Termination

The IBM board of directors, in its sole and absolute discretion, could have terminated the Separation and Distribution Agreement at any time prior to the Distribution.

Release of Claims

We and IBM each agreed to release the other and its affiliates, successors and assigns, and all persons that prior to the Distribution had been the other’s stockholders, directors, officers, members, agents and employees, and their respective heirs, executors, administrators, successors and assigns, from any and all liabilities that such party is taking on in connection with the Spin-off, whether at law or in equity (including any right of contribution), whether arising under any contract, by operation of law or otherwise, existing or arising from any acts or events occurring, or failing to occur, or alleged to have occurred, or to have failed to occur, or any conditions existing or alleged to have existed on or before the Distribution, including in connection with the Spin-off and all other activities to implement the Spin-off. These releases are subject to exceptions set forth in the Separation and Distribution Agreement.

Indemnification

We and IBM each agreed to indemnify the other and each of the other’s current and former directors, officers and employees, and each of the heirs, executors, successors and assigns of any of them, against certain liabilities incurred in connection with the Spin-off and our and IBM’s respective businesses. The amount of either IBM’s or our indemnification obligations will be reduced by any net insurance proceeds the party being indemnified receives. The Separation and Distribution Agreement also specifies procedures regarding claims subject to indemnification.

Transition Services Agreement

 We entered into a Transition Services Agreement pursuant to which IBM will provide us with certain specified services for a limited time to ensure an orderly transition following the Distribution. The services IBM will provide predominantly consist of information technology services, among others. The services are generally intended to be provided for a period no longer than two years following the Distribution. Each party may terminate the agreement in its entirety in the event of a material breach of the agreement by the other party that is not cured within a specified time period. We may also terminate the services on an individual basis upon prior written notice to IBM, provided that a partial termination of a service will require mutual agreement between us and IBM. The Transition Services Agreement provides for customary indemnification and limits on liability. Given the short-term nature of the Transition Services Agreement, we are in the process of increasing our internal capabilities to eliminate reliance on IBM for the transition services it will provide us following the Spin-off. During the year ended December 31, 2021, we paid IBM $60 million in fees pursuant to the Transition Services Agreement.

Tax Matters Agreement

We entered into a Tax Matters Agreement with IBM that governs the respective rights, responsibilities and obligations of IBM and us after the Distribution with respect to all tax matters (including tax liabilities, tax attributes, tax returns and tax contests).

The Tax Matters Agreement generally provides that we are responsible and will indemnify IBM for all taxes, including income taxes, sales taxes, value-added and payroll taxes, relating to our business for all periods following the Distribution; IBM is responsible and will indemnify us for all taxes relating to our business for all periods preceding the Distribution, except as otherwise provided in the Tax Matters Agreement. In addition, the Tax Matters Agreement addresses the allocation of liability for taxes that were incurred as a result of restructuring activities undertaken to effectuate the Spin-off.

In addition, the Tax Matters Agreement provides that we are required to indemnify IBM for any taxes (and reasonable expenses) resulting from the failure of the Spin-off and related internal transactions to qualify for their intended tax treatment under U.S. federal, state and local income tax law, as well as foreign tax law, where such taxes result from (i) breaches of covenants and representations we made and agreed to in connection with the Spin-off, (ii) the application of certain provisions of U.S. federal income tax law to these transactions or (iii) any other action or omission (other than actions expressly required or permitted by the Separation and Distribution Agreement, the Tax Matters Agreement or other ancillary agreements) we take after the Distribution that gives rise to these taxes. IBM has the exclusive right to control the conduct of any audit or contest relating to these taxes, but we have the right to review and comment on IBM’s conduct of any such audit or contest, to the extent that we could be liable for taxes under the Tax Matters Agreement as a result of such audit or contest.

The Tax Matters Agreement imposes certain restrictions on us and our subsidiaries (including restrictions on share issuances, redemptions or repurchases, mergers or other business combinations, sales of assets and similar transactions) that are designed to address compliance with Section 355 and related provisions of the Code, as well as state, local and foreign tax law, and are intended to preserve the tax-free nature of the Spin-off and related transactions. Under the Tax Matters Agreement, these restrictions apply for two years following the Distribution, unless IBM obtains a private letter ruling from the IRS or we obtain an opinion of counsel, in each case acceptable to IBM in its discretion, that the restricted action would not impact the non-recognition treatment of the Spin-off or other transaction, or unless IBM otherwise gives its consent for us to take a restricted action in its discretion. Even if such a private letter ruling or opinion is obtained, or IBM does otherwise consent to our taking an otherwise restricted action, we will remain liable to indemnify IBM in the event such restricted action gives rise to an otherwise indemnifiable liability. These restrictions may limit our ability to pursue strategic transactions or engage in new businesses or other transactions that may maximize the value of our business, and might discourage or delay a strategic transaction that our stockholders may consider favorable.

Employee Matters Agreement

We entered into an Employee Matters Agreement with IBM that addresses employment and employee compensation and benefits matters. The Employee Matters Agreement addresses the allocation and treatment of assets and liabilities relating to employees and compensation and benefit plans and programs in which our employees participated prior to the Spin-off. Except as specifically provided in the Employee Matters Agreement, we are generally responsible for all employment and employee compensation and benefits-related liabilities relating to our employees, former employees and other service providers. In particular, we assumed certain assets and liabilities with respect to our current employees under certain of IBM’s non-U.S. defined benefit pension plans (with assets and liabilities allocated based on formulas specified in the Employee Matters Agreement for each pension plan). Generally, except as may be provided in a transition services agreement, each of our employees ceased active participation in IBM compensation and benefit plans as of the Spin-off. The Employee Matters Agreement also provides that we establish certain compensation and benefit plans for the benefit of our employees following the Spin-off, including a 401(k) savings plan, which accepts direct rollovers of account balances from the IBM 401(k) savings plan for any of our employees who elect to do so. Generally, following the Spin-off, we assume and are responsible for any annual bonus payments, including with respect to the year in which the Spin-off occurs, and any other cash-based incentive or retention awards to our current and former employees. IBM long-term incentive compensation awards, including restricted share units, performance share units, stock options and restricted stock, held by Kyndryl employees are treated as described in “Compensation Discussion and Analysis—Elements of Compensation and Compensation Decisions⸺Long-Term Equity Incentives⸺Treatment of Outstanding IBM Equity Awards in connection with the Spin-off”. The Employee Matters Agreement incorporates the indemnification provisions contained in the Separation and Distribution Agreement and described above.

In addition, the Employee Matters Agreement provides that we indemnify IBM for certain employee-related liabilities associated with the failure to establish benefit plans or in connection with joint-employer liability claims by our employees.

Agreements Governing Intellectual Property

Allocation of Intellectual Property

The agreements we entered into with IBM governing intellectual property provide for (i) us to own certain specified patents and patent applications, trademarks, domain names, copyrights in proprietary software and documentation, database rights and certain other intellectual property rights solely developed by or exclusively related to our business and (ii) IBM to retain any of its other intellectual property rights related to our business. Intellectual property rights were generally allocated to us if those rights were solely developed by our business (including with respect to software, database rights and certain other technologies) or are exclusively related to our business. Any intellectual property and technologies that are not allocated to us will be retained by IBM.

Intellectual Property Agreement

We entered into an Intellectual Property Agreement with IBM, pursuant to which IBM granted us perpetual and irrevocable, non-exclusive, royalty-free licenses to certain proprietary software and documentation, databases, trade secrets and certain other intellectual property rights (excluding patents and trademarks) that are used in our business but are being retained by IBM. The foregoing licenses exclude IBM’s commercial software, which is subject to IBM’s standard commercial terms if we choose to use it in our business. Additionally, we granted to IBM perpetual and irrevocable, non-exclusive, royalty-free licenses to certain proprietary software and documentation, databases, trade secrets and certain other intellectual property rights (excluding patents and trademarks) that were allocated to us (other than certain restricted software and research assets, to which IBM was granted limited or no rights). The field of use for the licenses granted to us is generally our business as conducted immediately prior to the Spin-off, with natural extensions and evolutions. The field of use for the licenses granted to IBM is generally all businesses, operations, products and services. The licenses are generally transferable with any sale or transfer of an entity or line of business that utilizes the relevant intellectual property, and the transferred license is limited to the business, products and services as conducted by the transferred entity or line of business as of the date of the transfer, with natural extensions and evolutions. In addition, pursuant to the Intellectual Property Agreement, we are permitted to continue using certain of IBM’s trademarks, trade names and service marks with respect to the “IBM” brands in connection with certain limited transitional uses. The permitted transitional uses generally do not exceed one to two years. The Intellectual Property Agreement also provides that we will use commercially reasonable efforts to cease using such IBM trademarks as soon as reasonably practicable.

Other Intellectual Property Arrangements

We entered into a patent cross-license agreement with IBM, pursuant to which we granted to IBM, and IBM granted to us, a non-exclusive, worldwide, fully paid-up license to our respective patent portfolios as of the Spin-off. The license will continue until the expiration of the last to expire of the licensed patents, unless earlier terminated (as described below). IBM will also separately be licensed under any patents issuing from applications we file based on invention disclosures assigned to us in the Spin-off.

The field of our license to IBM’s patent portfolio generally covers information handling systems (subject to certain exclusions related to quantum systems, IBM’s System z servers, integrated circuits and semiconductor fabrication) and the performance of services, including services for information handling systems. The field of IBM’s license to our patent portfolio generally covers information handling systems and the performance of services, including services for information handling systems. Both licenses include certain rights to extend new licenses to divested entities or in connection with divested product or service lines, subject to certain limitations on the volume of licensed products and services under the new license and rights of the licensor party to terminate the new license if the counterparty asserts any patent infringement claim against the licensor, its subsidiaries or any of their customers or distributors. In addition, such new license does not include the right to engage in further divestitures. The licenses under the patent cross-license agreement are also transferable if a party is acquired and becomes a subsidiary of a third party, but the transferred license is limited to only licensed products and services of the acquired party immediately prior to the acquisition and may also be terminated by the non-acquired party if the acquirer or its affiliates asserts any claim of patent infringement against the non-acquired party, its subsidiaries or their respective customers or distributors. If either party to the patent cross-license agreement is acquired by a third party such that it is no longer a separate legal entity, the license to that party will terminate as of the date of such acquisition.

In addition, we were granted licenses under certain of IBM’s patent cross-license agreements with third parties that have been identified as being relevant to the Business, and IBM will work together with us to extend us rights under these agreements to the extent permitted thereunder.

We also entered into a research master collaboration agreement with IBM, setting forth the general terms and conditions applicable to certain, to be determined, joint research projects between us and IBM’s Research Division.

Real Estate Matters Agreement

We entered into a Real Estate Matters Agreement with IBM that governs the allocation and transfer of real estate between IBM and Kyndryl and the colocation of IBM and Kyndryl following the Spin-off. Real estate assets are predominantly allocated such that properties with greater than 50% occupancy by one company are allocated in full to such company and the non-majority company moves to another location, except that the non-majority company is not required to vacate earlier than the expiration date of any applicable lease or sublease entered into pursuant to the Real Estate Matters Agreement (the “Allocation Principles”). Certain sites will need to be transferred from one company to the other to ensure conformity with the Allocation Principles. Certain sites are occupied by both IBM and Kyndryl employees following the Spin-off pursuant to a lease, occupancy agreement or sublease. IBM bears all costs relating to (i) the transfer of owned real property (e.g., transfer taxes and recording fees), (ii) the transfer of leased real property (e.g., the costs of obtaining consents) and (iii) except as stated otherwise in the applicable lease form, sublease form or split lease, any alterations or improvements reasonably required to separate IBM from Kyndryl employees with respect to all properties.

Other Arrangements

We also entered into commercial arrangements with IBM. We entered into an IBM International Client Relationship Agreement with IBM that governs transactions by which we may order from IBM its branded programs, services and products and third-party products and services for use in our internal business and to service our customers.

We also entered into a Master Subcontracting Framework Agreement with IBM that governs relationships where either we or IBM can serve as the prime contractor or subcontractor with respect to a particular customer. The Master Subcontracting Framework Agreement (i) sets forth the general principles by which we and IBM may establish subcontracting relationships, (ii) provides a template for developing the subcontract for each particular engagement and (iii) establishes standard terms and approaches to be applied in the ordinary course of subcontracting between us and IBM.

During the year ended December 31, 2021, we incurred costs of $3.9 billion pursuant to these commercial arrangements.

Stockholder Registration Rights Agreement

We entered into a Stockholder and Registration Rights Agreement with IBM pursuant to which we agreed that, upon the request of IBM, subject to certain limitations, we will use our reasonable best efforts to effect the registration under applicable federal or state securities laws of any shares of our common stock retained by IBM. If we intend to file on our behalf or on behalf of any of our other security holders a registration statement in connection with a public offering of any of our securities in a manner that would permit the registration for offer and sale of our common stock held by IBM, IBM will have the right to include its shares of our common stock in that offering. We are generally responsible for all registration expenses in connection with the performance of our obligations under the registration rights provisions in the agreement, and IBM will be responsible for its own internal fees and expenses, any applicable underwriting discounts or commissions and any stock transfer taxes. The agreement also contains customary indemnification and contribution provisions by us for the benefit of IBM and, in limited situations, by IBM for the benefit of us with respect to the information provided by IBM included in any registration statement, prospectus or related document. If IBM transfers shares covered by the agreement, it will be able to transfer the benefits of the Stockholder’s and Registration Rights Agreement to transferees of 5% or more of the shares of our common stock outstanding immediately following the Distribution, provided that each transferee agrees to be bound by the terms of the Stockholder and Registration Rights Agreement. In addition, IBM agreed to vote any shares of our common stock that it retains immediately after the Distribution in proportion to the votes cast by our other stockholders. In connection with such agreement, IBM will grant us a proxy to vote its shares of our retained common stock in such proportion. As a result, IBM will not be able to exert any control over us through the shares of our common stock it retains. Any such proxy, however, will be automatically revoked as to a particular share upon any sale or transfer of such share from IBM to a person other than IBM, and neither the Stockholder and Registration Rights Agreement nor proxy will limit or prohibit any such sale or transfer.

Guarantee Agreements

In October 2021, IBM entered into guarantee agreements pursuant to which IBM initially guaranteed on a senior unsecured basis (i) $700 million aggregate principal amount of our 2.050% Senior Notes due 2026, (ii) $500 million aggregate principal amount of our 2.700% Senior Notes due 2028, (iii) $650 million aggregate principal amount of our 3.150% Senior Notes due 2031, (iv) $550 million aggregate principal amount of our 4.100% Senior Notes due 2041 and (v) $500 million in borrowings under our term loan credit agreement. IBM was automatically and unconditionally released and discharged from all obligations under these guarantee agreements at the time the Spin-off was completed.

Other Related Person Transactions

From time to time, we may have employees who are related to our executive officers or directors. The daughter of Mr. Keinan (our Group President), was an IBM employee for a portion of 2021 and transferred to Kyndryl to hold a non-executive position until December 31, 2021, when she left Kyndryl. She received compensation of $128,900 in 2021. Her compensation and other terms of employment were determined on a basis consistent with our human resources policies and industry practices.

Director Independence

Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless our Board affirmatively determines that he or she does not have a direct or indirect material relationship with us or any of our subsidiaries.

Our Corporate Governance Guidelines define independence in accordance with the independence definition in the current NYSE corporate governance rules for listed companies. Our Corporate Governance Guidelines require our Nominating and Governance Committee and our Board to review the independence of all directors at least annually.

In the event a director has a relationship with the Company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, our Board will determine, considering all relevant facts and circumstances, whether such relationship is material.

Our Board has affirmatively determined that each of Messrs. Hester, Caruso, Harris, Machuel, Merchant and Ungerleider and Mses. Jackson, Kugel and Schreuder is independent under the guidelines for director independence set forth in the Corporate Governance Guidelines and under all applicable NYSE guidelines, including with respect to committee membership. Our Board also has determined that each of Messrs. Caruso, Machuel and Merchant is “independent” for purposes of Section 10A(m)(3) of the Exchange Act, and that each of Mses. Kugel and Schreuder and Mr. Ungerleider is “independent” for purposes of Section 10C(a)(3) of the Exchange Act. In making its independence determinations, our Board considered and reviewed all information known to it (including information identified through annual directors’ questionnaires), including the various commercial transactions and relationships between IBM and/or us and our subsidiaries and the entities with which certain of our directors are or have been affiliated. The Board determined that the transactions identified were not material and did not affect the independence of any of our non-employee directors under either the Company’s Governance Guidelines or the applicable NYSE rules.

Item 14. Principal Accountant Fees and Services.

PricewaterhouseCoopers LLP (“PwC”) began serving as our independent registered public accounting firm in 2020. In connection with the audit of the 2021 financial statements, we entered into an agreement with PwC which sets forth the terms by which PwC would perform audit services for the Company. The following table presents fees for professional audit and other services rendered by PwC for the year ended December 31, 2021. For the year ended December 31, 2020, we did not pay any fees for professional services to PwC. Prior to the Separation, IBM paid any audit, audit-related, tax or other fees related to Kyndryl’s business. As a result, the amounts reported below are not necessarily representative of the fees we expect to pay PwC in future years. All PwC services for 2020 and 2021 were approved in advance by our Audit Committee (or, prior to the Spin-off, by IBM’s audit committee).

(Dollars in millions)	2021	2020
Audit Fees(1)	$17	$	NA
Audit-Related Fees(2)	14		NA
Tax Fees(3)	—		NA
All Other Fees(4)	—		NA
Total	$31	$	NA

NA – Not applicable

(1)

Fees in 2021 include the audit of Kyndryl’s consolidated annual financial statements, the review of interim financial statements in Kyndryl’s quarterly reports on Form 10-Q filed subsequent to the Separation and the performance of audits in accordance with statutory requirements.

(2)	Fees in 2021 include the services provided related to process control reports delivered to the Company and its clients.
(3)	Tax fees were not applicable for the period presented.
(4)	The Company did not incur other fees for the period presented.

The Audit Committee considered whether providing the non-audit services included in this table was compatible with maintaining PwC’s independence and concluded that it was.

Pre-Approval of Services Provided by Independent Registered Public Accounting Firm

Consistent with its charter and applicable SEC rules, our Audit Committee approves all fees paid to, and all services performed by, our independent registered public accounting firm. At the time of the Spin-off, the Audit Committee approved and, going forward, at the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of service contemplated and the related fees, to be rendered by PwC during the year. In addition, pursuant to authority delegated by the Audit Committee, the Audit Committee chair may approve engagements that are outside the scope of the services and fees approved by the Audit Committee, which are later presented to the Committee. For each category of proposed service, the independent registered public accounting firm is required to confirm that the provision of such services does not impair its independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

Exhibit Number	Description of Exhibit
2.1

The Separation and Distribution Agreement, dated as of November 2, 2021, by and between International Business Machines Corporation and the registrant was filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

3.1

The Amended and Restated Certificate of Incorporation of the registrant was filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

3.2	The Amended and Restated Bylaws of the registrant was filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.
4.1

The Indenture, dated as of October 15, 2021, between Kyndryl Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on October 15, 2021 and is hereby incorporated by reference.

4.2

The First Supplemental Indenture, dated as of October 15, 2021, between Kyndryl Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on October 15, 2021 and is hereby incorporated by reference.

4.3

Guarantee Agreement, dated as of October 15, 2021, among International Business Machines Corporation, Kyndryl Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, in favor of the holders of the notes (filed herewith).

4.4

The Registration Rights Agreement, dated as of October 15, 2021, among Kyndryl Holdings, Inc. and the representatives of the initial purchasers of the notes, was filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on October 15, 2021 and is hereby incorporated by reference.

4.5	Description of the registrant’s securities registered under Section 12 of the Exchange Act (filed herewith).
10.1

The Term Loan Credit Agreement, dated as of October 18, 2021, by and among Kyndryl Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and the other financial institutions party thereto, was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on October 22, 2021 and is hereby incorporated by reference.

10.2

The Five-Year Revolving Credit Agreement, dated as of October 18, 2021, by and among Kyndryl Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and the other financial institutions party thereto, was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 22, 2021 and is hereby incorporated by reference.

10.3

The Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2021, among Kyndryl, Inc., Banco Santander S.A. and solely for the purposes of Section 13.19, Kyndryl Holdings, Inc., was filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 1, 2021 and is hereby incorporated by reference.

10.4	First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 26, 2022, among Kyndryl, Inc., Kyndryl Holdings, Inc. and Banco Santander S.A. (filed herewith).
10.5

The Transition Services Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc., was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.6

The Tax Matters Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc. was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.7

The Employee Matters Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc. was filed as Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.8

The Intellectual Property Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.9

The Real Estate Matters Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc. was filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.10

The IBM International Client Relationship Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.11

The Master Subcontracting Framework Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.12

The Stockholder and Registration Rights Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc. was filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.13	The Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†
10.14

The Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units and (ii) retention restricted stock unit awards was filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.15

The Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.16

The Form of Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.17	The Kyndryl Excess Plan was filed as Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†
10.18

The Offer Letter by and between International Business Machines Corporation and Martin Schroeter, dated January 2, 2021, the LTPP performance share unit award agreement, dated February 1, 2021, and the related terms and conditions document, effective December 15, 2020, and the noncompetition agreement, dated January 3, 2021, was filed as Exhibit 10.13 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.19

The Offer Letter by and between International Business Machines Corporation and David Wyshner, dated July 23, 2021, and the noncompetition agreement, dated July 25, 2021, was filed as Exhibit 10.14 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.20

The Offer Letter by and between International Business Machines Corporation and Elly Keinan, dated March 1, 2021, the LTPP performance share unit award agreement, dated April 1, 2021, and the related terms and conditions document, effective March 1, 2021, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated March 2, 2021, was filed as Exhibit 10.15 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.21

The Offer Letter by and between International Business Machines Corporation and Maryjo Charbonnier, dated May 28, 2021, the LTPP performance share unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective March 1, 2021, the LTPP retention restricted stock unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective June 1, 2020, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated June 1, 2021, was filed as Exhibit 10.16 to the registrant’s

Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†
10.22

The LTPP performance share unit award agreement for Edward Sebold, dated May 3, 2021, and the related terms and conditions document, effective May 1, 2021, and the noncompetition agreement, dated April 25, 2012, was filed as Exhibit 10.17 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.23

The Kyndryl Holdings, Inc. Executive Severance and Retirement Plan was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†

10.24	The Kyndryl Annual Incentive Plan for Executives was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference. †
10.25	Form of LTPP equity award agreement for directors (filed herewith).†
10.26	Form of Terms and Conditions for LTPP equity award agreement for directors (filed herewith).†
21.1	Subsidiaries of the registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of attorney (filed herewith).
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
99.1	Section 13(r) Disclosure.
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.

† Management contract or compensatory plan in which directors and/or executive officers are eligible to participate.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and do not apply in any other context or at any time other than the date they were made.

Item 16. Form 10-K Summary:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyndryl Holdings, Inc.
(Registrant)

Date:	March 10, 2022
		By:	/s/ Martin J. Schroeter

Martin J. Schroeter
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Martin J. Schroeter	Director, Chairman and Chief Executive Officer	March 10, 2022
	Martin J. Schroeter	(Principal Executive Officer)
By	/s/ David B. Wyshner	Chief Financial Officer	March 10, 2022
	David B. Wyshner	(Principal Financial Officer)
By	/s/ Vineet Khurana	Vice President and Controller	March 10, 2022
	Vineet Khurana	(Principal Accounting Officer)
By	*	Director	March 10, 2022
Dominic J. Caruso
By	*	Director	March 10, 2022
John D. Harris II
By	*	Director	March 10, 2022
Stephen A.M. Hester
By	*	Director	March 10, 2022
Shirley Ann Jackson
By	*	Director	March 10, 2022
Janina Kugel
By	*	Director	March 10, 2022
Denis Machuel
By	*	Director	March 10, 2022
Rahul N. Merchant
By	*	Director	March 10, 2022
Jana Schreuder
By	*	Director	March 10, 2022
Howard I. Ungerleider
*By	/s/ Evan Barth
Evan Barth, Attorney-in-fact