Form 10-QT
period 2022-03-31
Kyndryl Holdings, Inc.
filed 2022-05-13
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED ______________________

OR

 ☒ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JANUARY 1, 2022 TO MARCH 31, 2022

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

Former fiscal year: December 31

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at May 2, 2022 was 224,549,878.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues *	$4,431	$4,771

Cost of services **	$3,824	$4,318
Selling, general and administrative expenses	690	714
Workforce rebalancing charges	—	52
Transaction-related costs	58	55
Interest expense	21	14
Other expenses	27	22
Total costs and expenses	$4,620	$5,175

Income (loss) before income taxes	$(189)	$(403)
Provision for income taxes	$40	$91
Net income (loss)	$(229)	$(494)

Basic earnings (loss) per share	$(1.02)	$(2.20)
Diluted earnings (loss) per share	$(1.02)	$(2.20)

Weighted-average basic shares outstanding	224.4	224.1
Weighted-average diluted shares outstanding	224.4	224.1

* Including related-party revenue of $236 and $154 for the three months ended March 31, 2022 and 2021, respectively

** Including related-party cost of services of $924 and $1,006 for the three months ended March 31, 2022 and 2021, respectively

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(229)	$(494)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(51)	(96)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	1	—
Reclassification of (gains) losses to net income	(1)	—
Total unrealized gains (losses) on cash flow hedges	—	—
Retirement-related benefit plans:
Net gains (losses) arising during the period	136	5
Amortization of prior service (credits) costs	4	—
Amortization of net (gains) losses	16	10
Total retirement-related benefit plans	156	16
Other comprehensive income (loss), before tax	105	(81)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(50)	(5)
Other comprehensive income (loss), net of tax	54	(86)
Total comprehensive income (loss)	$(175)	$(580)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$2,134	$2,223
Restricted cash	20	17
Accounts receivable (net of allowances of $44 in 2022 and $44 in 2021)*	2,271	2,279
Deferred costs (current portion)	1,143	920
Prepaid expenses and other current assets	525	337
Total current assets	$6,092	$5,777

Property and equipment, net	$2,834	$2,923
Operating right-of-use assets, net	1,312	1,361
Deferred costs (noncurrent portion)	1,244	1,265
Deferred taxes	555	675
Goodwill	823	732
Intangible assets, net	145	36
Pension assets	61	58
Other noncurrent assets	375	385
Total assets	$13,442	$13,213

Liabilities:
Current liabilities:
Accounts payable**	$1,555	$1,140
Value-added tax and income tax liabilities	284	357
Short-term debt	96	105
Accrued compensation and benefits	509	381
Deferred income (current portion)	882	872
Operating lease liabilities (current portion)	374	360
Accrued contract costs	676	498
Other accrued expenses and liabilities	682	744
Total current liabilities	$5,058	$4,457

Long-term debt	$3,127	$3,128
Retirement and nonpension postretirement benefit obligations	716	856
Deferred income (noncurrent portion)	452	475
Operating lease liabilities (noncurrent portion)	928	1,007
Other noncurrent liabilities	449	522
Total liabilities	$10,730	$10,446
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: 2022 – 224.5, 2021 – 224.2)	$4,315	$4,284
Accumulated deficit	(605)	(375)
Treasury stock, at cost (shares: 2022 – 0.2, 2021 – 0.0)	(4)	(1)
Accumulated other comprehensive income (loss)	(1,089)	(1,143)
Total stockholders’ equity before non-controlling interests	$2,618	$2,765
Non-controlling interests	94	3
Total equity	$2,711	$2,767
Total liabilities and equity	$13,442	$13,213

* Including related-party accounts receivable of $343 and $373 at March 31, 2022 and December 31, 2021, respectively

** Including related-party accounts payable of $806 and $733 at March 31, 2022 and December 31, 2021, respectively

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(229)	$(494)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	246	339
Depreciation of right-of-use assets	103	99
Amortization of transition costs and prepaid software	319	323
Amortization of capitalized contract costs	136	160
Amortization of intangible assets	7	7
Stock-based compensation	31	16
Deferred taxes	(10)	17
Net (gain) loss on asset sales and other	12	(1)
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(672)	(548)
Right-of-use assets and liabilities (excluding depreciation)	(117)	(118)
Workforce rebalancing liabilities	(73)	(138)
Receivables	(31)	(138)
Accounts payable	384	(99)
Taxes (including items settled with former Parent in prior-year period)	(66)	74
Other assets and other liabilities	151	172
Net cash provided by (used in) operating activities	$189	$(328)

Cash flows from investing activities:
Payments for property and equipment	$(180)	$(180)
Proceeds from disposition of property and equipment	9	93
Other investing activities, net	(53)	(13)
Net cash used in investing activities	$(225)	$(100)

Cash flows from financing activities:
Debt repayments	$(28)	$(17)
Net transfers from Parent	—	460
Short-term borrowings (repayments), net	(2)	—
Common stock repurchases for tax withholdings	(3)	—
Other financing activities, net	(10)	—
Net cash provided by (used in) financing activities	$(43)	$443

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(7)	$(3)
Net change in cash, cash equivalents and restricted cash	$(86)	$13

Cash, cash equivalents and restricted cash at January 1	$2,240	$38
Cash, cash equivalents and restricted cash at March 31	$2,154	$50

Supplemental data
Income taxes paid, net of refunds received	$47	$—
Interest paid on debt	$3	$—

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - January 1, 2022	224.2	$4,284	$—	$(1,143)	$(1)	$(375)	$3	$2,767
Net income (loss)						(229)		(229)
Other comprehensive income (loss), net of tax				54				54
Common stock issued under employee plans	0.5	31						31
Purchases of treasury stock	(0.2)				(3)			(3)
Changes in non-controlling interests							91	91
Equity - March 31, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – January 1, 2021	—	$—	$6,023	$(1,096)	$—	$—	$58	$4,985
Net income (loss)			(494)					(494)
Other comprehensive income (loss), net of tax				(86)				(86)
Net transfers from Parent			498					498
Changes in non-controlling interests							(1)	(1)
Equity – March 31, 2021	—	$—	$6,027	$(1,182)	$—	$—	$57	$4,902

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Basis of Presentation

Prior to the Separation on November 3, 2021 (the “pre-Separation periods”), our historical financial statements were prepared on a combined basis and were derived from the consolidated financial statements of IBM. For the period subsequent to November 3, 2021, the financial statements are presented on a consolidated basis as the Company became a standalone public company. Management believes the accompanying financial statements include all adjustments necessary to present fairly the Company’s financial position as of March 31, 2022, and December 31, 2021, and its results of operations for the three months ended March 31, 2022 and 2021. The financial statements for historical periods were derived from the Company’s audited annual consolidated financial statements but do not contain all of the footnote disclosures from the annual financial statements. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 10, 2022 (our “2021 Annual Report”).

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation.

Principles of Consolidation

For the pre-Separation periods, the accompanying financial statements were derived from the consolidated financial statements and accounting records of the Parent as if the Company operated on a standalone basis during the periods presented and were prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

All significant intercompany transactions during the pre-Separation periods between Kyndryl and IBM have been included in the consolidated financial statements. Intercompany transactions between Kyndryl and IBM were considered to be effectively settled in the consolidated financial statements at the time the transaction was recorded. The total net effect of the settlement of these intercompany transactions is reflected as Net transfers from Parent in the financing activities section in the Consolidated Statement of Cash Flows and in the Consolidated Balance Sheet within Net Parent investment.

After the Separation on November 3, 2021, the Company’s consolidated financial statements are based on our reported results as a standalone company. All significant transactions and accounts within Kyndryl were eliminated.

Notes to Consolidated Financial Statements (continued)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses, deferred transition costs and other matters. Estimates were also used in determining the allocation of costs and expenses from IBM for the pre-Separation periods. These estimates are based on management’s knowledge of current events, historical experience and actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may be different from these estimates.

Transition Period

On January 27, 2022, the Board of Directors of Kyndryl approved a change to the fiscal year-end of the Company from December 31 to March 31. This is our transition report for the period from January 1, 2022, to March 31, 2022. The Company’s 2023 fiscal year began on April 1, 2022, and will end on March 31, 2023.

NOTE 2. ACCOUNTING CHANGES

Standards Implemented

In October 2021, the Financial Accounting Standards Board (“FASB”) issued guidance (“Revenue Contracts with Customers Acquired in a Business Combination”) which requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination as if the acquirer had originated the contracts, in accordance with ASC 606, Revenue from Contracts with Customers. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue impairment at the date of acquisition. The guidance is effective January 1, 2023, and early adoption is permitted. The Company has early adopted the guidance as of January 1, 2022. Our adoption did not materially affect our consolidated financial statements.

NOTE 3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company views its segment results to be the best view of disaggregated revenue. Refer to Note 4 – Segments.

Remaining Performance Obligations

The remaining performance obligation (“RPO”) represents the aggregate amount of contractual deliverables yet to be recognized as revenue at the end of the reporting period. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts in which the customer is not committed. The customer is not considered committed when it is able to terminate for convenience without payment of a substantive penalty. The RPO also includes estimates of variable consideration. Additionally, as a practical expedient, the Company does not include contracts that have an original duration of one year or less. RPO estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency.

At March 31, 2022, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $47.8 billion. Approximately 55 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 36 percent in the subsequent three through five years, and the balance thereafter.

Notes to Consolidated Financial Statements (continued)

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

During the three months ended March 31, 2022, revenue was reduced by $15 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	March 31,	December 31,
(Dollars in millions)	2022	2021
Accounts receivable (net of allowances of $44 in 2022 and $44 in 2021)	$2,271	$2,279
Contract assets *	41	62
Deferred income (current)	882	872
Deferred income (noncurrent)	452	475
*	Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three months ended March 31, 2022, that was included within the deferred income balance at December 31, 2021, was $225 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the three months ended March 31, 2022, and the year ended December 31, 2021:

	Three Months Ended	Year Ended
(Dollars in millions)	March 31, 2022	December 31, 2021
Beginning balance	$44	$91
Additions (releases)	6	(23)
Write-offs	(4)	(5)
Other *	(2)	(19)
Ending balance	$44	$44
*	Primarily represents translation adjustments and reclassifications.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three months ended March 31, 2022 and 2021. Other than the former Parent (see Note 13 – Related-Party Transactions), no single client represented more than 10 percent of the Company’s total accounts receivable balance as of March 31, 2022, and December 31, 2021.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at March 31, 2022, and December 31, 2021:

	March 31,	December 31,
(Dollars in millions)	2022	2021
Deferred transition costs	$961	$1,012
Prepaid software costs	806	658
Capitalized costs to fulfill contracts	302	235
Capitalized costs to obtain contracts	318	282
Total deferred costs *	$2,387	$2,185
*	Of the total deferred costs, $1,143 million was current and $1,244 million was noncurrent at March 31, 2022, and $920 million was current and $1,265 million was noncurrent at December 31, 2021.

The amount of total deferred costs amortized for the three months ended March 31, 2022, was $455 million, composed of $112 million of amortization of deferred transition costs, $207 million of amortization of prepaid software and $136 million of amortization of capitalized contract costs.

NOTE 4. SEGMENTS

Our reportable segments correspond to how the chief operating decision maker (“CODM”) reviews performance and allocates resources. Our four reportable segments consist of the following:

United States: This reportable segment is comprised of Kyndryl’s operations in the United States.

Japan: This reportable segment is comprised of Kyndryl’s operations in Japan.

Principal Markets: This reportable segment represents the aggregation of our operations in Australia / New Zealand, Canada, France, Germany, India, Italy, Spain / Portugal, and the United Kingdom / Ireland.

Strategic Markets: This reportable segment is comprised of our operations in all other countries in which we operate.

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs, and foreign currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments. The Company has recast the prior-period results to reflect the change in segment structure that became effective in the fourth quarter of 2021. In addition, during the three months ended March 31, 2022, the Company updated certain allocation methodologies related to its measure of segment adjusted EBITDA and has accordingly recast the prior-period information to reflect these updates, which did not change the aggregate amount of segment adjusted EBITDA.

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

Notes to Consolidated Financial Statements (continued)

The following table reflects the results of the Company’s segments:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue
United States	$1,169	$1,228
Japan	706	763
Principal Markets	1,579	1,825
Strategic Markets	978	955
Total revenue	$4,431	$4,771
Segment adjusted EBITDA
United States	$248	$180
Japan	154	123
Principal Markets	98	52
Strategic Markets	92	96
Total segment adjusted EBITDA	$592	$450

The following table reconciles consolidated pretax income to segment adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Pretax income (loss)	$(189)	$(403)
Workforce rebalancing charges	—	52
Transaction-related costs	58	55
Stock-based compensation expense	31	16
Interest expense	21	14
Depreciation expense	246	339
Amortization expense	326	330
Corporate expense not allocated to the segments	56	40
Other adjustments *	43	7
Segment adjusted EBITDA	$592	$450

* Other adjustments represents significant litigation costs and pension costs other than pension servicing costs and multi-employer plan costs.

NOTE 5. TAXES

Due to the change in fiscal year-end discussed in Note 1 – Significant Accounting Policies, income taxes for the three months ended March 31, 2022, are computed using the actual tax rate for the period. For the period prior to the Separation, income taxes have been calculated as if Kyndryl had filed income tax returns on a standalone basis, as our operations were historically included in certain tax returns filed by IBM.

For the three months ended March 31, 2022, the Company’s effective tax rate was (21.0%), compared to (22.6%) for the three months ended March 31, 2021. The Company’s negative effective tax rates in 2022 and 2021 reflect a tax expense on a pretax book loss in both periods. The Company’s effective tax rate for the three months ended March 31, 2022, was lower than the Company’s statutory tax rate primarily due to undistributed foreign earnings, taxes on foreign operations and the establishment of valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. For the period ended March 31, 2022, the additions to valuation allowance of $60 million relate to a full valuation allowance established against the net deferred tax assets in certain jurisdictions and a partial valuation allowance established against certain deferred tax assets in the United States.

The Company’s effective tax rate for the three months ended March 31, 2021, was lower than the Company’s statutory tax rate primarily due to the geographic mix of pretax income and changes in valuation allowances.

Notes to Consolidated Financial Statements (continued)

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following tables provide the computation of basic and diluted earnings per share of common stock for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Net income (loss) on which basic and diluted earnings per share is calculated	$(229)	$(494)

Number of shares on which basic and diluted earnings per share is calculated	224.4	224.1

Basic earnings (loss) per share	$(1.02)	$(2.20)
Diluted earnings (loss) per share	(1.02)	(2.20)

Prior to the Separation, the Company did not have any publicly-traded issued and outstanding common stock or equivalents. Accordingly, the net loss per share for the three months ended March 31, 2021, is calculated based on the 224.1 million shares distributed on the Separation Date.

For the three months ended March 31, 2022, basic and weighted-average shares outstanding were the same because the effect of the below securities would have been anti-dilutive.

(In millions)
Nonvested restricted stock units issued and outstanding	9.8
Market-conditioned performance awards	1.8
Stock options issued and outstanding	3.8
Total	15.5

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies certain assets and liabilities based on the following fair value hierarchy:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date.
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
●	Level 3 – Unobservable inputs for the asset or liability.

The level of an asset or liability within the fair value hierarchy is determined based on the lowest level of any input that is significant to the fair value measurement.

In determining the fair value of certain financial instruments, the Company considers certain market valuation adjustments to the “base valuations” using the methodologies described below for several parameters that market participants would consider in determining fair value:

Notes to Consolidated Financial Statements (continued)

●	Counterparty credit risk adjustments are applied to certain financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.
●	Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing certain liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s credit risk as observed in the credit default swap market.

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

We perform a qualitative assessment of assets on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three months ended March 31, 2022 and 2021, respectively.

Financial Assets and Liabilities Measured at Fair Value

The gross balances of derivative assets contained within prepaid expenses and other current assets in the Consolidated Balance Sheet was $9 million at both March 31, 2022, and December 31, 2021. The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at March 31, 2022, and December 31, 2021, were $2 million and $1 million, respectively. The fair value of derivatives is the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates and is categorized as Level 2 in the fair value hierarchy.

The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the Company does not offset derivative assets against liabilities with counterparties in master netting arrangements by counterparty, and there was no derivative instruments activity impacted by master netting agreements at March 31, 2022, and December 31, 2021.

Financial Assets and Liabilities Not Measured at Fair Value

Accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. If measured at fair value in the consolidated financial statements, these financial instruments would be classified as Level 3 in the fair value hierarchy, except for short-term debt, which would be classified as Level 2.

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at March 31, 2022, and December 31, 2021, was $972 million and $609 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. As of March 31, 2022, our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion and an estimated fair value of

Notes to Consolidated Financial Statements (continued)

$2.7 billon, consisting of quoted prices for identical debt instruments (Level 1) and expected present value calculated off observable inputs (Level 2). As of December 31, 2021, our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion, which approximated fair value.

Derivative Financial Instruments

Foreign Exchange Risk

Anticipated Cost Transactions

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage foreign currency risk that was deemed to be associated with the Company’s operations and has been allocated to the Company’s Consolidated Income Statement through the pre-Separation periods, based on its pro rata share of the underlying items hedged, where applicable, with the remainder allocated on a pro rata basis of revenue. Changes in fair value of derivatives designated as a cash flow hedge are recorded, net of applicable taxes, in other comprehensive income and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows.

At March 31, 2022, and December 31, 2021, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $216 million and $213 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At March 31, 2022, and December 31, 2021, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

At March 31, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company recorded net deferred gains of $3 million (before taxes) in AOCI. At December 31, 2021, in connection with cash flow hedges of foreign currency cost transactions, the Company recorded net deferred gains of $4 million (before taxes) in AOCI. The Company estimates that $3 million (before taxes) of deferred net gains on derivatives in AOCI at March 31, 2022, will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Subsidiary Cash and Foreign Currency Asset / Liability Management

The Company uses global treasury centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. Changes in fair value of derivatives not designated as hedges are reported in earnings in other (income) and expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At March 31, 2022, and December 31, 2021, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $945 million and $581 million, respectively.

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of cash flow hedges and derivatives not designated as hedging instruments are recorded, and the total effect of hedge activity on these income and expense line items are as follows:

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the three months ended March 31:	2022	2021	2022	2021
Cost of services	$3,824	$4,318	$1	$—
Selling, general and administrative expenses	690	714	—	—
Other expenses	27	22	(1)	—

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated	Recognized on		Attributable to Risk
For the three months	Income Statement	Derivatives		Being Hedged
ended March 31:	Line Item	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expenses	$(1)	$—	NA	NA
Total		$(1)	$—	$—	$—

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)	Recognized		Consolidated	Reclassified
For the three months	in OCI		Income Statement	from AOCI
ended March 31:	2022	2021	Line Item	2022	2021
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$1	$—	Cost of services	$1	$—
			Selling, general and administrative expenses	—	—
			Other expenses	—	—
Total	$1	$—		$1	$—

NA - not applicable

For the three months ended March 31, 2022 and 2021, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

Prior to the third quarter of 2021, Kyndryl did not independently execute derivative financial instruments to manage its foreign currency risk and instead participated in a centralized foreign currency hedging program administered by IBM. The hedging activity allocated to Kyndryl was for the former Parent’s forecasted currency exposures. In the third quarter of 2021, we began to execute trades to hedge the Company’s foreign exchange exposures, and this activity is recorded in the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Business Combinations

In the three months ended March 31, 2022, the Company completed two business combinations, both of which closed on February 1, 2022. Our financial statements for the first three months ended 2022 reflect the assets, liabilities, operating results and cash flows of both business combinations, commencing from the acquisition date. These transactions consisted of an immaterial acquisition in our Strategic Markets segment and a transfer of a majority interest (51%) of a managed infrastructure services joint venture in Japan (the “Exa transaction”) from our former Parent that could not be completed prior to the Separation due to local regulatory approvals. The non-controlling interest acquired in the Exa transaction represents the fair value of the joint venture prorated by the non-controlling shareholder’s percentage of ownership (49%). The Company closed the Exa transaction for consideration of $48 million, net of cash acquired of $59 million. Acquisition costs associated with these two acquisitions were immaterial and expensed as incurred.

The Exa transaction enabled us to seamlessly continue our relationships with certain key customers in Japan. The purchase price allocation for the business combinations is preliminary, and there may be changes in the allocation of consideration to assets acquired and liabilities assumed, including intangible assets and goodwill, for up to twelve months from the acquisition closing dates.

The following table summarizes total consideration transferred, fair value of net assets acquired, net liabilities assumed and goodwill for the Exa transaction:

(Dollars in millions)
Cash consideration	$107
Non-controlling interest	102
Total enterprise value	$209

Cash acquired	$59
Net liabilities assumed, excluding cash	(16)
Deferred tax liabilities arising from acquired intangibles	(32)
Intangible assets *	107
Goodwill	91
Total purchase price allocation	$209

* Intangible assets acquired consists of $16 million of patents and trademarks and $91 million of customer relationships.

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At March 31, 2022			At December 31, 2021
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$16	$(16)	$1	$16	$(13)	$3
Customer relationships	229	(100)	129	130	(97)	33
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks	18	(2)	16	2	(2)	—
Total	$283	$(138)	$145	$169	$(132)	$36

The net carrying amount of intangible assets increased by $108 million during the three months ended March 31, 2022, compared to the prior quarter, primarily due to increases in customer relationships and trademarks with useful lives of five to seven years, arising from the business combinations in the quarter, partially offset by intangible asset

Notes to Consolidated Financial Statements (continued)

amortization. The aggregate intangible asset amortization expense was $7 million for the three months ended March 31, 2022, and 2021.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2022:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2023	$1	$40	$4	$45
2024	—	28	3	31
2025	—	23	3	26
2026	—	19	3	23
2027	—	16	3	19
Thereafter	—	2	—	2

Goodwill

The changes in the goodwill balances by segment for the three months ended March 31, 2022, and for the year ended December 31, 2021, were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	December 31, 2021	Adjustments	March 31, 2022
United States	$—	$—	$—
Japan	415	91	506
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$732	$91	$823

The increase in goodwill in our Japan segment primarily reflects the Exa transaction. Goodwill is calculated as the excess of the fair value of the consideration transferred over the fair value of the net assets recognized and represents the future economic benefits arising from other net assets acquired that could not be individually identified and separately recognized. We believe that the primary items that generated goodwill enable us to serve certain customers in Japan. The Exa transaction did not result in any tax-deductible goodwill.

There were no goodwill impairment losses recorded for the three months ended March 31, 2022 and 2021. We review goodwill for impairment annually during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

Notes to Consolidated Financial Statements (continued)

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			March 31,	December 31,
(Dollars in millions)	Interest Rate	Maturity	2022	2021
Unsecured floating-rate term loan	1.37%*	November, 2024	$500	$500
Commercial loan agreement	3.00%	July, 2026	123	129
Unsecured senior notes due 2026	2.05%	October, 2026	700	700
Unsecured senior notes due 2028	2.70%	October, 2028	500	500
Unsecured senior notes due 2031	3.15%	October, 2031	650	650
Unsecured senior notes due 2041	4.10%	October, 2041	550	550
Finance lease obligations **	1.79%	2022-2027	219	222
			$3,242	$3,251
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			15	15
Less: Current maturities of long-term debt			96	103
Total long-term debt			$3,127	$3,128

* Floating rate calculated as of March 31, 2022, using a rate equal to one-month U.S. dollar LIBOR plus 1.125%.

** Finance lease obligations presented using the weighted-average interest rate and calendar-year maturity dates.

Contractual obligations of long-term debt outstanding at March 31, 2022, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2023	$27
2024	28
2025	529
2026	29
2027	710
Thereafter	1,700
Total	$3,023

*    Contractual obligations approximate scheduled repayments.

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”) for our future liquidity needs.

The Revolving Credit Agreement expires, unless extended, in October 2026. Interest rates on borrowings under the Revolving Credit Agreements are based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. The total expense recorded by the Company for the Revolving Credit Agreement was not material in any of the periods presented.

We may voluntarily prepay borrowings under the Revolving Credit Agreement without premium or penalty, subject to customary “breakage” costs. The Revolving Credit Agreement includes certain customary mandatory prepayment provisions.

Notes to Consolidated Financial Statements (continued)

Interest on Debt

Interest expense for the three months ended March 31, 2022 and 2021, was $21 million and $14 million, respectively. Most of the interest for the pre-Separation period presented in the historical Consolidated Income Statement reflects the allocation of interest expense associated with debt issued by IBM for which a portion of the proceeds benefited Kyndryl.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2022, and December 31, 2021, were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software and cloud partners to provide services to its customers. During the three months ended March 31, 2022, there were no significant changes to such contractual commitments as presented in our 2021 Annual Report.

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

Notes to Consolidated Financial Statements (continued)

In July 2017, BMC Software, Inc. (“BMC”) filed suit against IBM in the U.S. Court for the Southern District of Texas in a dispute involving IBM’s managed infrastructure services business. BMC alleges IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract and trade secret misappropriation. IBM defeated BMC’s motion for injunctive relief, completed the client’s transformation project and counterclaimed for breach of contract. In September 2021, the trial court overruled in part and granted in part the magistrate judge’s recommendations on summary judgment, dismissing IBM’s counterclaims and permitting some of BMC’s claims for damages to proceed. The case went to trial in March 2022, and the outcome remains pending.

NOTE 11. EQUITY

The following table presents reclassifications and taxes related to items of other comprehensive income (loss) for the three months ended March 31, 2022 and 2021:

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended March 31, 2022:
Foreign currency translation adjustments	$(51)	$—	$(51)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	1	—	1
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$—	$—	$—
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$136	$(45)	$91
Curtailments and settlements	4	(1)	3
Amortization of net (gains) losses	16	(4)	12
Total retirement-related benefit plans	$156	$(50)	$105
Other comprehensive income (loss)	$105	$(50)	$54

For the three months ended March 31, 2021:
Foreign currency translation adjustments	$(96)	$—	$(96)
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$5	$(2)	$3
Amortization of net (gains) losses	11	(4)	7
Total retirement-related benefit plans	$16	$(5)	$10
Other comprehensive income (loss)	$(81)	$(5)	$(86)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
January 1, 2022	$3	$(684)	$(462)	$(1,143)
Other comprehensive income (loss)**	—	(51)	105	54
March 31, 2022	$3	$(735)	$(357)	$(1,089)

January 1, 2021	$—	$(878)	$(218)	$(1,096)
Other comprehensive income (loss)**	—	(96)	10	(86)
March 31, 2021	$—	$(974)	$(208)	$(1,182)

*	Foreign currency translation adjustments are presented gross.
**	No amounts were reclassified from accumulated other comprehensive income.

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Consolidated Income Statement, excluding defined contribution plans, for the three months ended March 31, 2022 and 2021.

(Dollars in millions)	Defined Benefit Pension Plans		Nonpension Postretirement Benefit Plans
For the three months ended March 31:	2022	2021	2022	2021
Service cost	$14	$23	$—	$—
Interest cost(1)	6	1	—	1
Expected return on plan assets(1)	(10)	(5)	—	—
Amortization of prior service costs (credits)(1)	—	—	—	—
Recognized actuarial losses (gains)(1)	16	11	—	—
Curtailments and settlements(1)	4	—	—	—
Multi-employer plans and other costs(2)	(1)	3	—	—
Net periodic benefit cost	$28	$32	$—	$1
(1)	These components of net periodic benefit cost are included in other (income) and expense in the Consolidated Income Statement.
(2)	Multi-employer plan costs represent required contributions for the period to multi-employer plans, which are plans sponsored by third parties. The Company recognizes expense in connection with multi-employer plans as operating costs as contributions are funded.

During the three months ended March 31, 2022, Company contributions paid to the defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans were not significantly different from amounts previously disclosed in our 2021 Annual Report.

The Company estimates contributions to its defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans for fiscal year 2023 to be approximately $27 million. These amounts generally represents legally mandated minimum contributions.

In connection with the change to the fiscal year-end to March 31 from December 31, the Company performed an interim remeasurement of our retirement-related benefit plans at March 31, 2022, which resulted in a change in the discount rate from 1.19% at December 31, 2021, to 1.88% at March 31, 2022. Retirement and nonpension postretirement benefit obligations on the Consolidated Balance Sheet decreased by $140 million primarily due to this remeasurement.

Notes to Consolidated Financial Statements (continued)

NOTE 13. RELATED-PARTY TRANSACTIONS

Related-Party Revenue and Purchases

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $236 million and $154 million for the three months ended March 31, 2022 and 2021, respectively.

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $924 million and $1.0 billion for the three months ended March 31, 2022 and 2021, respectively. Related-party cost of $924 million for the current quarter includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation. Related-party cost of $1.0 billion for the quarter ended March 31, 2021, were related to pre-Separation services, including costs incurred by Kyndryl to provide services to the former Parent for networking and IT services of $121 million; costs for the usage of IBM-branded software allocated to Kyndryl by the former Parent of $762 million; and depreciation charges related to IBM hardware allocated to Kyndryl of $115 million.

Capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $25 million and $87 million for the three months ended March 31, 2022 and 2021, respectively. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, approximately $265 million of upgraded hardware over a two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at March 31, 2022. The expected average useful life of the upgraded hardware is approximately five years, and the Company intends to recognize total depreciation approximating $265 million over the useful life, consistent with our depreciation policy.

Related Party Agreements

On November 2, 2021, in connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. Such agreements were described in our 2021 Annual Report.

Allocation of Corporate Expenses

Post-Separation, general corporate expenses from IBM were no longer allocated to Kyndryl; therefore, no related amounts were reflected on the Company’s financial statements for the three months ended March 31, 2022.

Prior to the Separation, IBM allocated certain general corporate expenses that would have been incurred by Kyndryl had it been a separate, standalone company. These allocated general corporate expenses from IBM were recorded in the historical Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. Allocations for management costs and corporate support services provided to Kyndryl for the three months ended March 31, 2021, totaled $337 million, consisting of $7 million of allocated other (income) and expense, $14 million of allocated interest expense and $317 million of allocated selling, general and administrative expense, which primarily represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl through Net Parent investment in the period in which the costs were recorded. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

Notes to Consolidated Financial Statements (continued)

Net Parent Investment

As a result of the Separation, Net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Equity was fully settled on November 3, 2021. As such, there was no balance in Net Parent investment at December 31, 2021, and there was no activity within the account during the three months ended March 31, 2022.

Prior to the Separation, Net Parent investment in the historical Balance Sheet and Statement of Equity represented IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings. The Net Parent investment balance at March 31, 2021, was $6 billion. The amount of transfers from Parent recorded within Net Parent investment during the three months ended March 31, 2021, was $498 million, which included cash pooling and general financing activities, allocation of IBM’s corporate expenses, related party sales and purchases, related party intangible asset fees and income taxes. During the three months ended March 31, 2021, there were $38 million of non-cash transfers from Parent, including income taxes, allocation of Parent’s stock-based compensation, depreciation and other non-cash items. This resulted in a net transfer from Parent of $460 million on the historical Statement of Cash Flows.

Assignment of Receivables

Historically, a portion of Kyndryl’s receivables with extended payment terms have been assigned to IBM’s Global Financing business. In October 2021, in preparation for the Separation, the Company entered into a Receivables Purchase Agreement with an unaffiliated bank. There were no amounts assigned to IBM Global Financing during the three months ended March 31, 2022. During the three months ended March 31, 2021, the gross amounts of Kyndryl receivables assigned to IBM Global Financing was $695 million. The fees and the net gains and losses associated with the assignment of receivables to IBM Global Finance were not material for any of the periods presented. Receivables assigned to IBM Global Finance were not recognized on the Company’s Combined Balance Sheet.

Lease Guarantees

Kyndryl has identified 66 lease agreements with third parties with an estimated aggregate lease liability guaranteed by IBM of $160 million as of March 31, 2022.

NOTE 14. REVISION OF PRIOR-PERIOD FINANCIAL STATEMENTS

During the quarter ended March 31, 2022, the Company identified and corrected an $87 million over-accrual in its accrued contract costs balance that related to a majority-owned, consolidated joint venture in our Principal Markets segment. This over-accrual was principally built up over the pre-Separation periods of January 1, 2012, to November 3, 2021, resulting in overstatements of cost of services and accrued contract costs. The Company concluded that such impacts were not material to any prior annual or interim period. We further determined that the correction of the over-accrual within the transition period would be significant to the three-month results, and as a result it will be corrected as an immaterial revision to our 2021 Annual Report in a separate Form 8-K filing subsequent to the release of this Transition Report and will be reflected as a revision to prior interim periods in our subsequent Quarterly Reports on Form 10-Q. Because the majority of the over-accrual originated prior to 2019, we decreased the opening balance of accrued contract costs as of January 1, 2019, by $57 million and increased the opening balance of equity by $43 million, net of the tax effect of $14 million.

A summary of the impact of the revision to the accompanying prior-period consolidated balance sheet and consolidated statement of equity is presented in the tables below. The impacts to the consolidated statements of operations, comprehensive income (loss) and cash flow for the period ended March 31, 2021, are considered immaterial.

Notes to Consolidated Financial Statements (continued)

	At December 31, 2021
Consolidated Balance Sheet ($ in millions)	As Previously Reported	Adjustments	As Revised
Accrued contract costs	$585	$(87)	$498
Total current liabilities	4,544	(87)	4,457
Other liabilities	501	22	522
Total liabilities	10,511	(65)	10,446
Common stock, par value $0.01 per share, and additional paid-in capital (1,000.0 shares authorized, 224.2 shares issued)	4,218	66	4,284
Accumulated other comprehensive income/(loss)	(1,143)	(1)	(1,143)
Total stockholders’ equity before non-controlling interests	2,700	65	2,765
Total equity	2,702	65	2,767

	At March 31, 2021
Consolidated Statement of Equity ($ in millions)	As Previously Reported	Adjustments	As Revised
Net parent investment	$5,976	$51	$6,027
Accumulated other comprehensive income (loss)	(1,186)	4	(1,182)
Total equity	4,848	54	4,902

	At January 1, 2021
Consolidated Statement of Equity ($ in millions)	As Previously Reported	Adjustments	As Revised
Net parent investment	$5,972	$51	$6,023
Accumulated other comprehensive income (loss)	(1,100)	4	(1,096)
Total equity	4,931	54	4,985

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

Overview

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Revenue	$4,431	$4,771
Revenue growth (GAAP)	(7)%	(1)%
Revenue growth in constant currency(1)	(3)%	(5)%
Net income (loss)	$(229)	$(494)
Adjusted EBITDA(1)	$536	$410

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see “⸺Segment Results.”

	March 31,	December 31,
(Dollars in millions)	2022	2021
Assets	$13,442	$13,213
Liabilities	10,730	10,446
Equity	2,711	2,767

Organization of Information

Kyndryl Holdings, Inc. was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the managed infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, IBM distributed shares representing 80.1% of Kyndryl’s outstanding common stock to holders of record of IBM’s common stock as of the close of business on October 25, 2021, in a Spin-off that is tax-free for U.S. federal tax purposes. Following the distribution, Kyndryl became an independent, publicly-traded company and is the world’s leading managed infrastructure services provider.

Kyndryl utilized allocations and carve-out methodologies through November 3, 2021, to prepare historical financial statements. The consolidated financial statements for the pre-Separation periods herein may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate, standalone company during the historical periods presented. For additional information, see “Basis of Presentation” in Note 1 – Significant Accounting Policies to the accompanying Consolidated Financial Statements.

Financial Performance Summary

Macro Dynamics

In 2021, we saw a broad-based macroeconomic recovery in most regions of the world. Demand for technology services rebounded, as large organizations again demonstrated a need for assistance in designing, building, managing and modernizing their technology systems. Thus far in 2022, we have seen continued global economic growth and continuing demand for information technology services, despite increased geopolitical tensions, lingering effects of the COVID-19 pandemic, inflationary pressures and belated government efforts to stem inflation. Most economists, including the International Monetary Fund, expect global macroeconomic growth to continue in 2022.

Management Discussion (continued)

2022 Financial Performance

For the three months ended March 31, 2022, we reported $4.4 billion in revenue, a decline of 7 percent when compared to the prior year, primarily driven by a four-point negative impact from currency. United States revenue declined 5 percent, Japan revenue declined 7 percent, Principal Markets revenue declined 14 percent and Strategic Markets revenue increased 2 percent compared to the three months ended March 31, 2021. Net loss of $229 million improved by $265 million versus the prior year, primarily driven by cost reductions, including the benefit from workforce actions taken in prior periods.

Segment Results

As a result of the Separation, in the fourth quarter of 2021, the Company implemented a new operating model and reporting structure resulting in four reportable segments: United States, Japan, Principal Markets and Strategic Markets. Principal Markets consists of our operations in Australia/New Zealand, Canada, France, Germany, Italy, India, Spain/Portugal and United Kingdom/Ireland. Strategic Markets consists of our operations in all other countries in which we operate. In addition to this change, the measures of segment operating performance changed to revenue and adjusted EBITDA. The Company has recast the prior-period results to reflect this change in segment structure. During the current quarter, the Company updated certain allocation methodologies among segments related to its measure of adjusted EBITDA and has accordingly recast the prior-period information to reflect these updates, which did not change the aggregate amount of adjusted EBITDA.

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three months ended March 31, 2022 and 2021. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended March 31,		Year-over-Year Change
(Dollars in millions)	2022	2021	2022 vs. 2021
Revenue
United States	$1,169	$1,228	(5)%
Japan	706	763	(7)%
Principal Markets	1,579	1,825	(14)%
Strategic Markets	978	955	2%
Total revenue	$4,431	$4,771	(7)%
Revenue growth in constant currency(1)	(3)%	(5)%
Adjusted EBITDA(1)
United States	$248	$180	38%
Japan	154	123	25%
Principal Markets	98	52	89%
Strategic Markets	92	96	(5)%
Corporate and other(2)	(56)	(40)	NM
Total adjusted EBITDA(1)	$536	$410	31%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP.
(2)	Represents net amounts not allocated to segments

We report our financial results in accordance with GAAP. We also present certain non-GAAP financial measures to provide useful supplemental information to investors. We provide these non-GAAP financial measures as

Management Discussion (continued)

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

The following table provides a reconciliation of GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net income (loss)	$(229)	$(494)
Provision for income taxes	40	91
Workforce rebalancing charges	—	52
Transaction-related costs	58	55
Stock-based compensation expense	31	16
Interest expense	21	14
Depreciation expense	246	339
Amortization expense	326	330
Other adjustments *	43	7
Adjusted EBITDA (non-GAAP)	$536	$410
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs, significant litigation costs and currency impacts of highly inflationary countries.

Management Discussion (continued)

United States

	Three Months Ended March 31,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$1,169	$1,228	(5)%
Adjusted EBITDA	248	180	38%

For the three months ended March 31, 2022, United States revenue of $1.2 billion decreased 5 percent as compared to the prior-year quarter, primarily driven by reduced signings in the prior year. Adjusted EBITDA increased $68 million from the prior year, primarily driven by lower costs from our post-Separation commercial agreements with IBM, partially offset by lower revenues.

Japan

	Three Months Ended March 31,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$706	$763	(7)%
Revenue growth in constant currency	1%	0%
Adjusted EBITDA	$154	$123	25%

For the three months ended March 31, 2022, Japan revenue of $706 million decreased 7 percent as compared to the prior-year quarter. Revenue decreased primarily due to unfavorable currency impacts, as well as a delay in the transfer of a joint venture from IBM that was finalized mid-quarter, which was captured in the operating results of the pre-Separation period under the carve-out assumptions of our former Parent. Adjusted EBITDA increased $31 million from the prior-year quarter, primarily driven by lower costs from our post-Separation commercial agreements with IBM, partially offset by unfavorable currency impacts.

Principal Markets

	Three Months Ended March 31,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$1,579	$1,825	(14)%
Revenue growth in constant currency	(9)%	(6)%
Adjusted EBITDA	$98	$52	89%

For the three months ended March 31, 2022, Principal Markets revenue of $1.6 billion decreased 14 percent as compared to the prior-year quarter. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of five points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA increased $46 million from the prior year, primarily due to the benefit from structural actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM.

Strategic Markets

	Three Months Ended March 31,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$978	$955	2%
Revenue growth in constant currency	6%	(11)%
Adjusted EBITDA	$92	$96	(5)%

For the three months ended March 31, 2022, Strategic Markets revenue of $978 million increased 2 percent as compared to the prior-year quarter, despite a four-point headwind from currency exchange rates. Revenue increased due

Management Discussion (continued)

to strong revenue generation from recent signings of incremental business. Adjusted EBITDA decreased $4 million from the prior year, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation. The increased software costs from IBM partially offset by higher revenues.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $56 million in the three months ended March 31, 2022, compared to a loss of $40 million in the three months ended March 31, 2021.

Costs and Expenses

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$4,431	$4,771	100.0%	100.0%	(7)%
Cost of services	3,824	4,318	86.3%	90.5%	(11)%
Selling, general and administrative expenses	690	714	15.6%	15.0%	(3)%
Workforce rebalancing charges	—	52	—%	1.1%	NM
Transaction-related costs	58	55	1.3%	1.2%	5%
Interest expense	21	14	0.5%	0.3%	54%
Other expenses	27	22	0.6%	0.5%	21%
Income (loss) before income taxes	$(189)	$(403)			NM

NM – not meaningful

Cost of services were 86.3% of revenue in the three months ended March 31, 2022, compared to 90.5% in the three months ended March 31, 2021, primarily driven by benefits realized from structural actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM. Selling, general and administrative expenses were 15.6% of revenue in 2022 compared to 15.0% in 2021, primarily driven by our stand-alone expense structure compared to allocations incurred in the prior year within IBM. Workforce rebalancing charges arise from structural actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to employees terminated in the ongoing course of business. Workforce rebalancing charges were not incurred in 2022 and were 1.1% of revenue in 2021. Transaction-related costs were 1.3% of revenue in 2022 compared to 1.2% in 2021, primarily driven by higher marketing expenses to establish the Kyndryl brand in the current quarter. Interest expense was 0.5% of revenue in 2022 compared to 0.3% in 2021, and includes interest expense associated with the indebtedness we incurred in connection with our Separation. Other expenses were 0.6% of revenue in 2022 compared to 0.5% in 2021.

Transaction-related Charges

The Company classifies certain expenses related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business. These costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation, and other costs related to contract and supplier novation and integration. Transaction-related charges totaled $58 million and $55 million for the three months ended March 31, 2022 and 2021, respectively.

Income Taxes

The provision for income taxes for the three months ended March 31, 2022, was $40 million, compared to $91 million for the three months ended March 31, 2021. Our income tax expense for the three months ended March 31, 2022,

Management Discussion (continued)

was primarily related to undistributed foreign earnings, taxes on foreign operations and the establishment of valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. Our income tax expense for the three months ended March 31, 2021, was primarily driven by the geographic mix of pretax income and changes in the valuation allowance.

In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies and actions. Estimates of future taxable income could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

Financial Position

Our historical balance sheet has been revised to reflect the previous over-accrual of $87 million related to accrued contract costs. Kyndryl concluded that this over-accrual was not material to its previously issued consolidated financial statements. Further information regarding the revision is included in "Note 14 – Revision of Prior-Period Financial Statements" of this Transition Report.

Dynamics

Cash and cash equivalents at March 31, 2022 were $2.1 billion, down $89 million compared to December 31, 2021. Total assets of $13.4 billion increased by $228 million from December 31, 2021, primarily driven by an increase in deferred costs of $201 million due to billings for prepaid software that typically occur in the first calendar quarter of the year, an increase of $188 million in prepaid expenses and other current assets due to increased spending of cloud-computing arrangements, an increase in goodwill of $91 million and an increase in intangible assets of $108 million primarily from the transfer of a majority interest (51%) of a joint venture in Japan from our former Parent that could not be completed at the Separation date due to local regulatory approvals, partially offset by a decrease in deferred tax assets of $120 million and a decrease in property and equipment of $89 million due to depreciation outpacing capital expenditures. Total liabilities of $10.7 billion increased by $284 million from December 31, 2021, primarily as a result of an increase in accounts payable of $415 million due to timing of invoice receipts from vendors, an increase in accrued contract costs of $178 million that was established with our former Parent and certain other vendors for the first time as an independent entity post-Separation, and an increase in accrued compensation and benefits of $128 million due to semi-annual incentive-compensation accruals in certain regions and the timing of salary payments. This was partially offset by a decrease in retirement obligations of $140 million primarily due to higher discount rates used in the March 2022 remeasurement of pension obligations. Total equity of $2.7 billion decreased $56 million from December 31, 2021, principally due to our net loss in the period, partially offset by the change in pension obligations.

Working Capital

	March 31,	December 31,
(Dollars in millions)	2022	2021
Current assets	$6,092	$5,777
Current liabilities	5,058	4,457
Working capital	$1,035	$1,320

Working capital decreased $285 million from the year-end 2021 position. Current assets increased $315 million due to an increase of $223 million in deferred costs (current portion) driven by billings for prepaid software that typically occur in the first calendar quarter of the year and an increase of $188 million in prepaid expenses and other current assets due to increased spending of cloud-computing arrangements, partially offset by a decrease of cash of $89 million. Current liabilities increased $601 million as a result of an increase in accounts payable of $415 million due to timing of invoice receipts from vendors and an increase in accrued contract costs of $178 million that was established with certain vendors for the first time as an independent entity post-Separation.

Management Discussion (continued)

Noncurrent Assets and Liabilities

Noncurrent assets of $7.3 billion at March 31, 2022, decreased by $87 million (and decreased by $9 million adjusted for currency) compared to December 31, 2021, primarily driven by a decline in property and equipment of $89 million due to depreciation outpacing new capital expenditures, a decline in deferred tax assets of $120 million and a decline in noncurrent right-of-use assets of $49 million, partially offset by an increase in goodwill of $91 million and intangible assets of $108 million due to the business combinations in the quarter (see Note 8 – Intangible Assets Including Goodwill).

Noncurrent liabilities of $5.7 billion at March 31, 2022, decreased $317 million (and decreased by $277 million adjusted for currency) compared to December 31, 2021, mainly driven by a decrease in retirement benefit of $140 million as a result of higher discount rates used in the March remeasurement of pension obligations, a decrease in operating lease liabilities (noncurrent portion) of $78 million driven by lease payments and a decrease in other noncurrent liabilities of $73 million related to lower deferred tax liabilities.

Cash Flow

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statement of Cash Flows are summarized in the table below.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$189	$(328)
Investing activities	(225)	(100)
Financing activities	(43)	443
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7)	(3)
Net change in cash, cash equivalents and restricted cash	$(86)	$13

Net cash provided by operating activities of $189 million in the three months ended March 31, 2022, compared to a net cash use of $328 million in the prior-year period was driven by a decrease in net loss and cash provided by accounts payables, accrued compensation and benefits and accrued contract costs.

Net cash used by investing activities of $225 million in the three months ended March 31, 2022, compared to a net cash use of $100 million in the prior-year period was driven by the sale of a data center in the quarter ended March 31, 2021, that provided net cash proceeds of $90 million and cash used for business combinations in the quarter ended March 31, 2022.

Net cash used by financing activities of $43 million in the three months ended March 31, 2022, compared to net cash provided by financing activities of $443 million in the prior-year period was driven by a decrease in net transfers from former Parent of $460 million, as transfers from former Parent did not continue post-Separation.

Other Information

Signings

The following tables present the Company’s signings for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in billions)	2022	2021
Total signings	$3.1	$2.5

Management Discussion (continued)

The following tables present the total contract value for the Company’s signings greater than $100 million for new and existing customers for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Dollars in millions)	2022	2021
New customers	$—	$218
Existing customers	$938	$141

We believe that the estimated values of signings provide insight into the Company’s potential future revenue and a tool to monitor trends in the business, including the business’ ability to attract new customers and sell additional scope into our existing customer base, and we believe signings are helpful information for investors. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Management Discussion (continued)

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) for our future liquidity needs.

The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements are based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements.

The Notes and the Credit Agreements were initially guaranteed by IBM. Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to IBM in conjunction with the Separation. Following the completion of the Separation, the guarantee was released, and the Notes and the Credit Agreements are no longer obligations of IBM.

We may voluntarily prepay borrowings under the Credit Agreements without premium or penalty, subject to customary “breakage” costs. The Credit Agreements include certain customary mandatory prepayment provisions. In addition, the Credit Agreements include customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Credit Agreements) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00.

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

Critical Accounting Estimates

The application of GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on March 10, 2022 (the “Form 10-K”).

Management Discussion (continued)

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

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of the Form 10-K, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements.

Management Discussion (continued)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, see the information under the heading “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. There have been no material changes to the Company’s disclosure about market risk in the Form 10-K.

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

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

Refer to Note 10 – Commitments and Contingencies, in the notes to consolidated financial statements in this report.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in the Form 10-K. There have been no material changes with respect to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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
10.1

The Kyndryl Holdings, Inc. Executive Severance and Retirement Plan was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.

10.2	The Kyndryl Annual Incentive Plan for Executives was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kyndryl Holdings, Inc.
(Registrant)

Date:	May 13, 2022
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)