Form 10-Q
period 2022-06-30
Kyndryl Holdings, Inc.
filed 2022-08-09
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at August 4, 2022 was 226,762,796.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2022	2021
Revenues *	$4,288	$4,751

Cost of services **	$3,677	$4,162
Selling, general and administrative expenses	694	714
Workforce rebalancing charges (benefits)	4	(11)
Transaction-related costs	103	173
Interest expense	20	15
Other expense (income)	(3)	11
Total costs and expenses	$4,493	$5,065

Income (loss) before income taxes	$(205)	$(313)
Provision for income taxes	$45	$76
Net income (loss)	$(250)	$(389)

Basic earnings (loss) per share	$(1.11)	$(1.74)
Diluted earnings (loss) per share	$(1.11)	$(1.74)

Weighted-average basic shares outstanding	225.3	224.1
Weighted-average diluted shares outstanding	225.3	224.1

* Including related-party revenue of $205 and $146 for the three months ended June 30, 2022 and 2021, respectively

** Including related-party cost of services of $961 and $906 for the three months ended June 30, 2022 and 2021, respectively

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$(250)	$(389)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(267)	17
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(5)	—
Reclassification of (gains) losses to net income	(1)	—
Total unrealized gains (losses) on cash flow hedges	(6)	—
Retirement-related benefit plans:
Net gains (losses) arising during the period	—	(5)
Amortization of net (gains) losses	10	10
Total retirement-related benefit plans	10	5
Other comprehensive income (loss), before tax	(263)	22
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	(1)
Other comprehensive income (loss), net of tax	(264)	21
Total comprehensive income (loss)	$(514)	$(368)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	June 30,	March 31,
	2022	2022
Assets:
Current assets:
Cash and cash equivalents	$1,871	$2,134
Restricted cash	17	20
Accounts receivable (net of allowances of $34 at June 30, 2022 and $44 at March 31, 2022)*	1,902	2,271
Deferred costs (current portion)	1,092	1,143
Prepaid expenses and other current assets	522	525
Total current assets	$5,404	$6,092

Property and equipment, net	$2,651	$2,834
Operating right-of-use assets, net	1,173	1,312
Deferred costs (noncurrent portion)	1,158	1,244
Deferred taxes	525	555
Goodwill	815	823
Intangible assets, net	154	145
Pension assets	58	61
Other noncurrent assets	367	375
Total assets	$12,304	$13,442

Liabilities:
Current liabilities:
Accounts payable**	$1,486	$1,555
Value-added tax and income tax liabilities	274	284
Short-term debt	93	96
Accrued compensation and benefits	503	509
Deferred income (current portion)	774	882
Operating lease liabilities (current portion)	350	374
Accrued contract costs	476	676
Other accrued expenses and liabilities	653	682
Total current liabilities	$4,609	$5,058

Long-term debt	$3,107	$3,127
Retirement and nonpension postretirement benefit obligations	671	716
Deferred income (noncurrent portion)	413	452
Operating lease liabilities (noncurrent portion)	820	928
Other noncurrent liabilities	474	449
Total liabilities	$10,093	$10,730
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: June 30, 2022 – 228.1, March 31, 2022 – 224.5)	$4,341	$4,315
Accumulated deficit	(855)	(605)
Treasury stock, at cost (shares: June 30, 2022 – 1.3, March 31, 2022 – 0.2)	(17)	(4)
Accumulated other comprehensive income (loss)	(1,353)	(1,089)
Total stockholders’ equity before non-controlling interests	$2,117	$2,618
Non-controlling interests	95	94
Total equity	$2,211	$2,711
Total liabilities and equity	$12,304	$13,442

* Including related-party accounts receivable of $228 at June 30, 2022 and $343 at March 31, 2022

** Including related-party accounts payable of $660 at June 30, 2022 and $806 at March 31, 2022

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(250)	$(389)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	228	331
Depreciation of right-of-use assets	85	84
Amortization of transition costs and prepaid software	293	341
Amortization of capitalized contract costs	111	156
Amortization of intangible assets	14	10
Stock-based compensation	26	18
Deferred taxes	46	(31)
Net (gain) loss on asset sales and other	2	(5)
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(369)	(509)
Right-of-use assets and liabilities (excluding depreciation)	(84)	(105)
Workforce rebalancing liabilities	6	(74)
Receivables	222	(55)
Accounts payable	(14)	3
Taxes (including items settled with former Parent in prior-year period)	12	106
Other assets and other liabilities	(224)	(43)
Net cash provided by (used in) operating activities	$104	$(161)

Cash flows from investing activities:
Payments for property and equipment and capitalized software	$(213)	$(227)
Proceeds from disposition of property and equipment	7	16
Other investing activities, net	(13)	—
Net cash used in investing activities	$(218)	$(211)

Cash flows from financing activities:
Debt repayments	$(28)	$(19)
Proceeds from issuance of debt, net of debt issuance costs	—	140
Net transfers from Parent	—	243
Common stock repurchases for tax withholdings	(13)	—
Net cash provided by (used in) financing activities	$(41)	$364

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(111)	$1
Net change in cash, cash equivalents and restricted cash	$(266)	$(7)

Cash, cash equivalents and restricted cash at April 1	$2,154	$50
Cash, cash equivalents and restricted cash at June 30	$1,888	$43

Supplemental data
Income taxes paid, net of refunds received	$8	$—
Interest paid on debt	$38	$—

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - April 1, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)						(250)		(250)
Other comprehensive income (loss), net of tax				(264)				(264)
Common stock issued under employee plans	3.3	26						26
Purchases of treasury stock	(1.1)				(13)			(13)
Changes in non-controlling interests							1	1
Equity - June 30, 2022	226.7	$4,341	$—	$(1,353)	$(17)	$(855)	$95	$2,211

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2021	—	$—	$6,027	$(1,182)	$—	$—	$57	$4,902
Net income (loss)			(389)					(389)
Other comprehensive income (loss), net of tax				21				21
Net transfers from Parent			402					402
Changes in non-controlling interests							(4)	(4)
Equity – June 30, 2021	—	$—	$6,040	$(1,161)	$—	$—	$53	$4,932

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

In October 2021, the Board of Directors of IBM approved the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. In conjunction with the Separation, Kyndryl underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Kyndryl Businesses. On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. The Parent retained 19.9% of the shares of the Company’s common stock upon the Spin-off. The Parent’s stockholders of record received one share of the Company’s common stock for every five shares of the Parent’s common stock. On May 19, 2022, IBM disposed of 22.3 million shares of Kyndryl common stock, reducing IBM’s beneficial ownership of the Company’s common stock from 19.9% to 9.9%.

Basis of Presentation

Prior to the Separation on November 3, 2021 (the “pre-Separation periods”), our historical financial statements were prepared on a combined basis and were derived from the consolidated financial statements of IBM. For the period subsequent to November 3, 2021, the financial statements are presented on a consolidated basis as the Company became a standalone public company. Management believes the accompanying financial statements include all adjustments necessary to present fairly the Company’s financial position and its results of operations for all the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the report on Form 8-K/A we filed with the U.S. Securities and Exchange Commission (“SEC”) on May 27, 2022 (the “8-K/A”) and our quarterly report for the three months ended March 31, 2022 filed on Form 10-QT.

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

After the Separation on November 3, 2021, the Company’s consolidated financial statements are based on our reported results as a standalone company. All significant transactions and intercompany accounts between Kyndryl entities were eliminated.

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

Transition Period

On January 27, 2022, the Board of Directors of Kyndryl approved a change to the fiscal year-end of the Company from December 31 to March 31. The Company’s 2023 fiscal year began on April 1, 2022 and will end on March 31, 2023. The Company filed a Transition Report on Form 10-QT for the period of January 1 to March 31, 2022 with the SEC on May 13, 2022.

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

At June 30, 2022, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $43.6 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 35 percent in the subsequent three through five years, and the balance thereafter.

Notes to Consolidated Financial Statements (continued)

During the three months ended June 30, 2022, revenue was increased by $1 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	June 30,	March 31,
(Dollars in millions)	2022	2022
Accounts receivable (net of allowances of $34 at June 30, 2022 and $44 at March 31, 2022) *	$1,902	$2,271
Contract assets **	31	41
Deferred income (current)	774	882
Deferred income (noncurrent)	413	452
*	Included unbilled receivable balances of $446 million at June 30, 2022 and $473 million at March 31, 2022.
**	Included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three months ended June 30, 2022 that was included within the deferred income balance at March 31, 2022 was $246 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the three months ended June 30, 2022 and March 31, 2022:

	Three Months Ended	Three Months Ended
(Dollars in millions)	June 30, 2022	March 31, 2022
Beginning balance	$44	$44
Additions (releases)	(2)	6
Write-offs	(1)	(4)
Other *	(7)	(2)
Ending balance	$34	$44
*	Primarily represents currency translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three months ended June 30, 2022 and 2021. Other than the former Parent (see Note 13 – Related-Party Transactions), no single client represented more than 10 percent of the Company’s total accounts receivable balance as of June 30, 2022 and March 31, 2022.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at June 30, 2022 and March 31, 2022:

	June 30,	March 31,
(Dollars in millions)	2022	2022
Deferred transition costs	$894	$961
Prepaid software costs	753	806
Capitalized costs to fulfill contracts	296	302
Capitalized costs to obtain contracts	307	318
Total deferred costs *	$2,250	$2,387
*	Of the total deferred costs, $1,092 million was current and $1,158 million was noncurrent at June 30, 2022, and $1,143 million was current and $1,244 million was noncurrent at March 31, 2022.

The amount of total deferred costs amortized for the three months ended June 30, 2022, was $405 million, composed of $87 million of amortization of deferred transition costs, $206 million of amortization of prepaid software and $111 million of amortization of capitalized contract costs.

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

Notes to Consolidated Financial Statements (continued)

The following table reflects the results of the Company’s segments:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Revenue
United States	$1,168	$1,210
Japan	634	747
Principal Markets	1,516	1,842
Strategic Markets	970	953
Total revenue	$4,288	$4,751
Segment adjusted EBITDA
United States	$200	$275
Japan	115	140
Principal Markets	100	71
Strategic Markets	96	133
Total segment adjusted EBITDA	$511	$620

The following table reconciles consolidated pretax income (loss) to segment adjusted EBITDA:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Pretax income (loss)	$(205)	$(313)
Workforce rebalancing charges (benefits)	4	(11)
Transaction-related costs	103	173
Stock-based compensation expense	26	18
Interest expense	20	15
Depreciation expense	228	331
Amortization expense	308	351
Corporate expense not allocated to the segments	20	49
Other adjustments *	9	7
Segment adjusted EBITDA	$511	$620

* Other adjustments represent pension costs other than pension servicing costs and multi-employer plan costs.

NOTE 5. TAXES

For the three months ended June 30, 2022, the Company’s effective tax rate was (22.1%), compared to (24.3%) for the three months ended June 30, 2021. The Company’s negative effective tax rates in 2022 and 2021 reflect a tax expense on a pretax book loss in both periods. For the period ended June 30, 2022, income taxes are computed using the estimated annual effective tax rate applicable to the fiscal year ending March 31, 2023. For the period ended June 30, 2021, income taxes have been calculated as if Kyndryl had filed income tax returns on a standalone basis, as our operations were historically included in certain tax returns filed by IBM.

The Company’s effective tax rate for the three months ended June 30, 2022, was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and the increase in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. For the period ended June 30, 2022, the additions to valuation allowance primarily relate to a partial valuation allowance established against certain deferred tax assets in the United States.

The Company’s effective tax rate for the three months ended June 30, 2021, was lower than the Company’s statutory tax rate primarily due to the geographic mix of pretax income and changes in valuation allowances.

Notes to Consolidated Financial Statements (continued)

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following tables provide the computation of basic and diluted earnings per share of common stock for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(In millions, except per share amounts)	2022	2021
Net income (loss) on which basic and diluted earnings per share is calculated	$(250)	$(389)

Number of shares on which basic and diluted earnings per share is calculated	225.3	224.1

Basic earnings (loss) per share	$(1.11)	$(1.74)
Diluted earnings (loss) per share	(1.11)	(1.74)

Prior to the Separation, the Company did not have any publicly-traded common stock or equivalents issued and outstanding. Accordingly, the net loss per share for the three months ended June 30, 2021, is calculated based on the 224.1 million shares distributed on the Separation Date.

For the three months ended June 30, 2022, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

(In millions)
Nonvested restricted stock units issued and outstanding	7.1
Market-conditioned performance awards	1.8
Stock options issued and outstanding	3.8
Total	12.6

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

Notes to Consolidated Financial Statements (continued)

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three months ended June 30, 2022 and 2021.

Financial Assets and Liabilities Measured at Fair Value

The gross balances of derivative assets contained within prepaid expenses and other current assets in the Consolidated Balance Sheet was $29 million at June 30, 2022 and $9 million at March 31, 2022. The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet at June 30, 2022 and March 31, 2022 were $19 million and $2 million, respectively. The fair value of derivatives is the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates and is categorized as Level 2 in the fair value hierarchy.

The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the Company does not offset derivative assets against liabilities with counterparties in master netting arrangements by counterparty, and there was no derivative instruments activity impacted by master netting agreements at June 30, 2022 and March 31, 2022.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at June 30, 2022 and March 31, 2022 was $599 million and $972 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements (continued)

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of each of June 30, 2022 and March 31, 2022, and an estimated fair value of $2.5 billion and $2.7 billion as of June 30, 2022 and March 31, 2022, respectively, which consisted of quoted prices for identical debt instruments (Level 1) and expected present value calculated using observable inputs (Level 2).

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales, derecognized the carrying value of the financial asset transferred and recognized a net gain or loss on the sale. The proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Proceeds from receivables sold to third parties under this program were $613 million for the three months ended June 30, 2022. Prior to the Separation, the gross amount of the Company’s receivables sold to third parties and the financing division of our former Parent was $721 million for the three months ended June 30, 2021. The fees and the net gains and losses associated with the transfers of receivables were $8 million for the three months ended June 30, 2022 and immaterial for the three months ended June 30, 2021.

Derivative Financial Instruments

Foreign Exchange Risk

Anticipated Cost Transactions

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage foreign currency risk. Changes in fair value of derivatives designated as cash flow hedges are recorded, net of applicable taxes, in other comprehensive income and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows. Through the pre-Separation periods, derivatives designated as cash flow hedges were deemed to be associated with the Company’s operations and were allocated to the Company’s Consolidated Income Statement based on its pro rata share of the underlying items hedged, where applicable, with the remainder allocated on a pro rata basis of revenue.

At June 30, 2022 and March 31, 2022, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $278 million and $216 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At June 30, 2022 and March 31, 2022, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

At June 30, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company recorded net deferred losses of $3 million (before taxes) in accumulated other comprehensive income (“AOCI”). At March 31, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company recorded net deferred gains of $3 million (before taxes) in AOCI. The Company estimates that $3 million (before taxes) of deferred net losses on derivatives in AOCI at June 30, 2022 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements (continued)

Subsidiary Cash and Foreign Currency Asset / Liability Management

The Company uses global treasury centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. Changes in fair value of derivatives not designated as hedges are reported in earnings in other (income) and expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At June 30, 2022 and March 31, 2022, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $1.3 billion and $945 million, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of cash flow hedges and derivatives not designated as hedging instruments are recorded, and the total effect of hedge activity on these income and expense line items are as follows:

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the three months ended June 30:	2022	2021	2022	2021
Cost of services	$3,677	$4,162	$1	$—
Selling, general and administrative expenses	694	714	—	—
Other expense (income)	(3)	11	(2)	—

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated	Recognized on		Attributable to Risk
For the three months	Income Statement	Derivatives		Being Hedged
ended June 30:	Line Item	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$(2)	$—	NA	NA
Total		$(2)	$—	$—	$—

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)	Recognized		Consolidated	Reclassified
For the three months	in OCI		Income Statement	from AOCI
ended June 30:	2022	2021	Line Item	2022	2021
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(5)	$—	Cost of services	$1	$—
			Selling, general and administrative expenses		—
			Other expense (income)		—
Total	$(5)	$—		$1	$—

NA - not applicable

For the three months ended June 30, 2022 and 2021, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

Prior to the third quarter of 2021, Kyndryl did not independently execute derivative financial instruments to manage its foreign currency risk and instead participated in a centralized foreign currency hedging program administered

Notes to Consolidated Financial Statements (continued)

by IBM. The hedging activity allocated to Kyndryl was for the former Parent’s forecasted currency exposures. In the third quarter of 2021, we began to execute trades to hedge the Company’s foreign exchange exposures.

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Business Combinations

On February 1, 2022, the Company completed two business combinations, consisting of an immaterial acquisition in our Strategic Markets segment and a transfer of a majority interest (51%) of a managed infrastructure services joint venture in Japan (the “Exa transaction”) from our former Parent that could not be completed prior to the Separation due to local regulatory approvals. The non-controlling interest acquired in the Exa transaction represents the fair value of the joint venture prorated by the non-controlling shareholder’s percentage of ownership (49%). The Company closed the Exa transaction for consideration of $48 million, net of cash acquired of $59 million. Acquisition costs associated with these two acquisitions were immaterial and expensed as incurred. The Exa transaction enabled us to seamlessly continue our relationships with certain key customers in Japan. The purchase price allocation for the business combinations is preliminary, and there may be changes in the allocation of consideration to assets acquired and liabilities assumed, including intangible assets and goodwill, for up to twelve months from the acquisition closing dates.

The following table summarizes total consideration transferred, fair value of net assets acquired, net liabilities assumed and goodwill for the Exa transaction:

March 31,
(Dollars in millions)	2022
Cash consideration	$107
Non-controlling interest	102
Total enterprise value	$209

Cash acquired	$59
Net liabilities assumed, excluding cash	(16)
Deferred tax liabilities arising from acquired intangibles	(32)
Intangible assets *	107
Goodwill	91
Total purchase price allocation	$209

* Intangible assets acquired consists of $16 million of patents and trademarks and $91 million of customer relationships.

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At June 30, 2022			At March 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$39	$(15)	$23	$16	$(16)	$1
Customer relationships	229	(113)	116	229	(100)	129
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks	18	(3)	15	18	(2)	16
Total	$306	$(151)	$154	$283	$(138)	$145

The net carrying amount of intangible assets increased by $9 million during the three months ended June 30, 2022, primarily due to additions in capitalized software, partially offset by previously acquired intangible assets. The

Notes to Consolidated Financial Statements (continued)

aggregate intangible asset amortization expense was $14 million and $9 million for the three months ended June 30, 2022 and 2021, respectively.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2022:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2023 (remaining nine months)	$3	$27	$2	$33
2024	6	28	3	37
2025	5	23	3	32
2026	4	19	3	27
2027	3	16	3	22
Thereafter	2	2	—	4

Goodwill

The changes in the goodwill balances by segment for the three months ended June 30, 2022 were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	March 31, 2022	Adjustments	June 30, 2022
United States	$—	$—	$—
Japan	506	(8)	498
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$823	$(8)	$815

There were no goodwill impairment losses recorded for the three months ended June 30, 2022 and 2021. We review goodwill for impairment annually during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

Notes to Consolidated Financial Statements (continued)

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			June 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2022	2022
Unsecured floating-rate term loan	2.24%*	November 2024	$500	$500
Commercial loan agreement	3.00%	July 2026	116	123
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations **	1.85%	2022-2027	204	219
			$3,219	$3,242
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			14	15
Less: Current maturities of long-term debt			93	96
Total long-term debt			$3,107	$3,127

* Floating rate calculated as of June 30, 2022, using a rate equal to one-month U.S. dollar LIBOR plus 1.125%.

** Finance lease obligations presented using the weighted-average interest rate and calendar-year maturity dates.

Contractual obligations of long-term debt outstanding at June 30, 2022, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2023 (remaining nine months)	$20
2024	28
2025	529
2026	29
2027	710
Thereafter	1,700
Total	$3,016

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

Notes to Consolidated Financial Statements (continued)

Interest on Debt

Interest expense for the three months ended June 30, 2022 and 2021 was $20 million and $15 million, respectively. Most of the interest for the pre-Separation period presented in the historical Consolidated Income Statement reflects the allocation of interest expense associated with debt issued by IBM for which a portion of the proceeds benefited Kyndryl.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2022 and March 31, 2022 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software and cloud partners to provide services to its customers. During the three months ended June 30, 2022, there were no significant changes to such contractual commitments as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), as revised and updated by the 8-K/A.

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

Notes to Consolidated Financial Statements (continued)

business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

In July 2017, BMC Software, Inc. (“BMC”) filed suit against IBM in the U.S. Court for the Southern District of Texas in a dispute involving various aspects of IBM’s business, including its managed infrastructure business. BMC alleged IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract, fraudulent inducement and trade secret misappropriation. In May 2022, the trial court entered a judgment against IBM and awarded BMC $717 million in direct damages and $717 million in punitive damages, plus interest. IBM has filed a motion to amend the judgment and has publicly stated that it plans to appeal the judgment and intends to seek a complete reversal on appeal. IBM may seek an indemnity from the Company in connection with this matter. Until there is a final and conclusive judgment in the case after all appeals and proceedings are concluded, until the amount of any applicable insurance is determined, and until a definitive assessment of Kyndryl’s indemnity obligations (if any) occurs, which in the aggregate will likely take several years, the amount of indemnity obligation (if any) that the Company may owe to IBM is indeterminate.

Separately, certain contractual disputes have arisen between Kyndryl and IBM. IBM has commenced arbitration proceedings related to certain of these matters, and Kyndryl has notified IBM of items that Kyndryl disputes. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

NOTE 11. EQUITY

The following table presents reclassifications and taxes related to items of other comprehensive income (loss) for the three months ended June 30, 2022 and 2021:

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended June 30, 2022:
Foreign currency translation adjustments	$(267)	$—	$(267)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(5)	2	(3)
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$(6)	$2	$(4)
Retirement-related benefit plans*:
Amortization of net (gains) losses	$10	$(3)	$7
Total retirement-related benefit plans	$10	$(3)	$7
Other comprehensive income (loss)	$(263)	$(1)	$(264)

For the three months ended June 30, 2021:
Foreign currency translation adjustments	$17	$—	$17
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$(5)	$2	$(3)
Amortization of net (gains) losses	10	(3)	7
Total retirement-related benefit plans	$5	$(1)	$4
Other comprehensive income (loss)	$22	$(1)	$21

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)**	(4)	(267)	7	(264)
June 30, 2022	$(1)	$(1,002)	$(350)	$(1,353)

April 1, 2021	$—	$(974)	$(208)	$(1,182)
Other comprehensive income (loss)**	—	17	4	21
June 30, 2021	$—	$(957)	$(204)	$(1,161)

*	Foreign currency translation adjustments are presented gross.
**	No amounts were reclassified from accumulated other comprehensive income.

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Consolidated Income Statement, excluding defined contribution plans, for the three months ended June 30, 2022 and 2021.

(Dollars in millions)	Defined Benefit Pension Plans		Nonpension Postretirement Benefit Plans
For the three months ended June 30:	2022	2021	2022	2021
Service cost	$12	$23	$—	$1
Interest cost(1)	9	2	—	—
Expected return on plan assets(1)	(11)	(6)	—	—
Recognized actuarial losses (gains)(1)	10	10	—	—
Multi-employer plans and other costs(2)	1	2	—	—
Net periodic benefit cost	$22	$31	$—	$1
(1)	These components of net periodic benefit cost are included in other expense (income) in the Consolidated Income Statement.
(2)	Multi-employer plan costs represent required contributions for the period to multi-employer plans, which are plans sponsored by third parties. The Company recognizes expense in connection with multi-employer plans as operating costs as contributions are funded.

The Company estimates contributions to its defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans for fiscal year 2023 to be approximately $27 million. These amounts generally represent legally mandated minimum contributions. During the three months ended June 30, 2022, Company contributions paid to the defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans were $3 million.

NOTE 13. RELATED-PARTY TRANSACTIONS

Related-Party Revenue and Purchases

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $205 million and $146 million for the three months ended June 30, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (continued)

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $961 million and $906 million for the three months ended June 30, 2022 and 2021, respectively. Related-party cost of $961 million for the current quarter includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation. Related-party cost of $906 million for the quarter ended June 30, 2021, were related to pre-Separation services, including costs incurred by Kyndryl to provide services to the former Parent for networking and IT services of $116 million; costs for the usage of IBM-branded software allocated to Kyndryl by the former Parent of $681 million; and depreciation charges related to IBM hardware allocated to Kyndryl of $109 million.

Capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $61 million and $131 million for the three months ended June 30, 2022 and 2021, respectively. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, approximately $265 million of upgraded hardware over a two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at June 30, 2022. The expected average useful life of the upgraded hardware is approximately five years, and the Company intends to recognize total depreciation approximating $265 million over the useful life, consistent with our depreciation policy.

Related Party Agreements

On November 2, 2021, in connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. Such agreements were described in our 2021 Annual Report.

Allocation of Corporate Expenses

Post-Separation, general corporate expenses from IBM were no longer allocated to Kyndryl; therefore, no related amounts were reflected on the Company’s financial statements for the three months ended June 30, 2022.

Prior to the Separation, IBM allocated certain general corporate expenses that would have been incurred by Kyndryl had it been a separate, standalone company. These allocated general corporate expenses from IBM were recorded in the historical Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. Allocations for management costs and corporate support services provided to Kyndryl for the three months ended June 30, 2021 totaled $331 million, consisting of $2 million of allocated other (income) and expense, $15 million of allocated interest expense and $313 million of allocated selling, general and administrative expense, which primarily represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl through Net Parent investment in the period in which the costs were recorded. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

Net Parent Investment

As a result of the Separation, Net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Equity was fully settled on November 3, 2021. As such, there was no balance in Net Parent investment at March 31, 2022, and there was no activity within the account during the three months ended June 30, 2022.

Prior to the Separation, Net Parent investment in the historical Balance Sheet and Statement of Equity represented IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings. The Net Parent investment balance at June 30, 2021 was $6 billion. The amount of transfer activities from Parent recorded within Net Parent investment during the three months ended June 30, 2021 was

Notes to Consolidated Financial Statements (continued)

$402 million, which included cash pooling and general financing activities, allocation of IBM’s corporate expenses, related party sales and purchases, related party intangible asset fees and income taxes. During the three months ended June 30, 2021, there were $159 million of non-cash transfers from Parent, including income taxes, allocation of Parent’s stock-based compensation, depreciation and other non-cash items. This resulted in a net transfer from Parent of $243 million on the historical Statement of Cash Flows.

Change in Beneficial Ownership

In May 2022, IBM disposed of 22.3 million shares of Kyndryl common stock, reducing IBM’s beneficial ownership of the Company’s common stock from 19.9% to 9.9%.

Lease Guarantees

Kyndryl has 64 lease agreements with third parties with an estimated aggregate lease liability of $142 million that are guaranteed by IBM as of June 30, 2022.

NOTE 14. REVISION OF PRIOR-PERIOD FINANCIAL STATEMENTS

During the three months ended March 31, 2022, the Company identified and corrected an $87 million over-accrual in its accrued contract costs balance that related to a majority-owned, consolidated joint venture in our Principal Markets segment. This over-accrual was predominantly built up over the pre-Separation periods of January 1, 2012, to November 3, 2021, resulting in overstatements of cost of services and accrued contract costs, and corresponding understatements of pretax and net income. The Company concluded that such impacts were not material to any prior annual or interim period. The Company further determined that the correction of the over-accrual within the transition period ended March 31, 2022 would be significant to the three-month results. As a result, we recorded an immaterial revision to portions of our 2021 Annual Report (see the Form 8-K/A) and are recording immaterial revisions to prior interim periods in this Quarterly Report as well as our subsequent Quarterly Reports on Form 10-Q.

A summary of the impact of the revision to the accompanying prior-period consolidated financial statements is presented in the tables below.

	Three Months Ended June 30, 2021
Consolidated Income Statement (Dollars in millions)	As Previously Reported	Adjustments	As Revised
Cost of services	$4,167	$(5)	$4,162
Total costs and expenses	5,070	(5)	5,065
Income (loss) before income taxes	(319)	5	(313)
Provision for income taxes	74	1	76
Net income (loss)	(393)	4	(389)

	Three Months Ended June 30, 2021
Consolidated Statement of Comprehensive Income (Loss) (Dollars in millions)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(393)	$4	$(389)
Foreign currency translation adjustments	19	(2)	17
Other comprehensive income (loss), before tax	24	(2)	22
Other comprehensive income (loss), net of tax	23	(2)	21
Total comprehensive income (loss)	(370)	2	(368)

Notes to Consolidated Financial Statements (continued)

	At June 30, 2021
Consolidated Balance Sheet (Dollars in millions)	As Previously Reported	Adjustments	As Revised
Accrued contract costs	$489	$(76)	$413
Total current liabilities	3,752	(76)	3,676
Other liabilities	278	19	297
Total liabilities	6,190	(57)	6,134
Net Parent investment	5,985	55	6,040
Accumulated other comprehensive income/(loss)	(1,163)	2	(1,161)
Total Net Parent investment	4,822	57	4,879
Total equity	4,875	57	4,932

	Three Months Ended June 30, 2021
Consolidated Statement of Cash Flows (Dollars in millions)	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$(393)	$4	$(389)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Taxes (including items settled with Parent)	105	1	106
Other assets and other liabilities	(38)	(5)	(43)

	At June 30, 2021
Consolidated Statement of Equity (Dollars in millions)	As Previously Reported	Adjustments	As Revised
Net Parent investment	$5,985	$55	$6,040
Accumulated other comprehensive income/(loss)	(1,163)	2	(1,161)
Total Net Parent investment	4,822	57	4,879
Total equity	4,875	57	4,932

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2022

Overview

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Revenue	$4,288	$4,751
Revenue growth (GAAP)	(10)%	(1)%
Revenue growth in constant currency(1)	(3)%	(5)%
Net income (loss)	$(250)	$(389)
Adjusted EBITDA(1)	$491	$571

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	June 30,	March 31,
(Dollars in millions)	2022	2022
Assets	$12,304	$13,442
Liabilities	10,093	10,730
Equity	2,211	2,711

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

Kyndryl utilized allocations and carve-out methodologies through November 3, 2021 to prepare historical financial statements. The consolidated financial statements for the pre-Separation periods herein may not be indicative of our future performance, do not necessarily include the actual expenses that would have been incurred by us and may not reflect our results of operations, financial position and cash flows had we been a separate, standalone company during the historical periods presented. For additional information, see “Basis of Presentation” in Note 1 – Significant Accounting Policies in the accompanying Consolidated Financial Statements.

Financial Performance Summary

Macro Dynamics

In 2021, we saw a broad-based macroeconomic recovery in most regions of the world. Demand for technology services rebounded, as large organizations again demonstrated a need for assistance in designing, building, managing and modernizing their technology systems. Thus far in 2022, we have seen continued global economic growth and continuing demand for information technology services, despite increased geopolitical tensions, lingering effects of the COVID-19 pandemic, inflationary pressures and belated government efforts to stem inflation. Most economists, including the International Monetary Fund, expect global macroeconomic growth to continue in 2022, although risks of economic slowdowns in certain geographies have recently increased.

Management Discussion (continued)

Quarterly Financial Performance

For the three months ended June 30, 2022, we reported $4.3 billion in revenue, a decline of 10 percent when compared to the prior-year period, primarily driven by a 7-point negative impact from currency. United States revenue declined 3 percent, Japan revenue declined 15 percent, Principal Markets revenue declined 18 percent and Strategic Markets revenue increased 2 percent compared to the three months ended June 30, 2021. Net loss of $250 million improved by $139 million versus the prior year, primarily driven by lower transaction-related costs and lower cost of services as a percentage of revenue.

Segment Results

In the fourth quarter of 2021, the Company implemented a new operating model and reporting structure resulting in four reportable segments: United States, Japan, Principal Markets and Strategic Markets. Principal Markets consists of our operations in Australia/New Zealand, Canada, France, Germany, Italy, India, Spain/Portugal and United Kingdom/Ireland. Strategic Markets consists of our operations in all other countries in which we operate. In addition to this change, the measures of segment operating performance changed to revenue and adjusted EBITDA. The Company has recast the prior-period results to reflect this change in segment structure. During the three months ended March 31, 2022, the Company updated certain allocation methodologies among segments related to its measure of adjusted EBITDA and has accordingly recast the prior-period information to reflect these updates, which did not change the aggregate amount of adjusted EBITDA. See Note 14 – Revision of Prior-period Financial Statements regarding immaterial revisions we made to the historical periods.

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three months ended June 30, 2022 and 2021 and has incorporated the aforementioned updates in the historical period presented. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended June 30,		Year-over-Year Change
(Dollars in millions)	2022	2021	2022 vs. 2021
Revenue
United States	$1,168	$1,210	(3)%
Japan	634	747	(15)%
Principal Markets	1,516	1,842	(18)%
Strategic Markets	970	953	2%
Total revenue	$4,288	$4,751	(10)%
Revenue growth in constant currency(1)	(3)%	(5)%
Adjusted EBITDA(1)
United States	$200	$275	(27)%
Japan	115	140	(18)%
Principal Markets	100	71	40%
Strategic Markets	96	133	(28)%
Corporate and other(2)	(20)	(49)	NM
Total adjusted EBITDA(1)	$491	$571	(14)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments

We report our financial results in accordance with U.S. GAAP. We also present certain non-GAAP financial measures to provide useful supplemental information to investors. We provide these non-GAAP financial measures as

Management Discussion (continued)

we believe it improves visibility to underlying results and the impact of management decisions on operational performance and enables better comparison to peer companies.

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

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Net income (loss)	$(250)	$(389)
Provision for income taxes	45	76
Workforce rebalancing charges (benefits)	4	(11)
Transaction-related costs	103	173
Stock-based compensation expense	26	18
Interest expense	20	15
Depreciation expense	228	331
Amortization expense	308	351
Other adjustments *	9	7
Adjusted EBITDA (non-GAAP)	$491	$571
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs

Management Discussion (continued)

United States

	Three Months Ended June 30,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$1,168	$1,210	(3)%
Adjusted EBITDA	200	275	(27)%

For the three months ended June 30, 2022, United States revenue of $1.2 billion decreased 3 percent compared to the prior-year quarter, primarily driven by reduced signings in the prior year. Adjusted EBITDA decreased $75 million from the prior-year quarter, primarily driven by lower revenues and certain software agreements moving from prepaid and amortized agreements to monthly subscription agreements. The prior-year quarter also included a $27 million benefit from a customer collection.

Japan

	Three Months Ended June 30,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$634	$747	(15)%
Revenue growth in constant currency	1%	1%
Adjusted EBITDA	$115	$140	(18)%

For the three months ended June 30, 2022, Japan revenue of $634 million decreased 15 percent compared to the prior-year quarter. Revenue decreased due to an unfavorable currency exchange rate impact of 16 points. Adjusted EBITDA decreased $25 million from the prior-year quarter, primarily driven by unfavorable currency impacts.

Principal Markets

	Three Months Ended June 30,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$1,516	$1,842	(18)%
Revenue growth in constant currency	(9)%	(3)%
Adjusted EBITDA	$100	$71	40%

For the three months ended June 30, 2022, Principal Markets revenue of $1.5 billion decreased 18 percent compared to the prior-year quarter. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of nine points, primarily driven by the strengthening of the U.S. dollar against the euro and British pound. Adjusted EBITDA increased $29 million from the prior year, primarily due to the benefit from structural actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM.

Strategic Markets

	Three Months Ended June 30,		Year-over-Year
(Dollars in millions)	2022	2021	Change
Revenue	$970	$953	2%
Revenue growth in constant currency	8%	(11)%
Adjusted EBITDA	$96	$133	(28)%

For the three months ended June 30, 2022, Strategic Markets revenue of $970 million increased 2 percent compared to the prior-year quarter driven by strong revenue generation from recent signings of incremental business, partially offset by a six-point headwind from currency exchange rates, primarily the Euro. Adjusted EBITDA decreased

Management Discussion (continued)

$37 million from the prior-year quarter, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $20 million in the three months ended June 30, 2022, compared to a loss of $49 million in the three months ended June 30, 2021.

Costs and Expenses

	Three Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$4,288	$4,751	100.0%	100.0%	(10)%
Cost of services	3,677	4,162	85.8%	87.6%	(12)%
Selling, general and administrative expenses	694	714	16.2%	15.0%	(3)%
Workforce rebalancing charges (benefits)	4	(11)	0.1%	(0.2)%	NM
Transaction-related costs	103	173	2.4%	3.6%	(41)%
Interest expense	20	15	0.5%	0.3%	29%
Other expense (income)	(3)	11	(0.1)%	0.2%	NM
Income (loss) before income taxes	$(205)	$(313)			NM

NM – not meaningful

Cost of services were 85.8% of revenue in the three months ended June 30, 2022, compared to 87.6% in the three months ended June 30, 2021, primarily driven by benefits realized from structural actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM. Selling, general and administrative expenses were 16.2% of revenue in 2022 compared to 15.0% in 2021, driven by costs associated with operating as an independent public company, partially offset by currency. Workforce rebalancing charges arise from structural actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to employees terminated in the ongoing course of business. Workforce rebalancing charges (benefits) were 0.1% of revenue in 2022 and were (0.2)% of revenue in 2021. Transaction-related costs were 2.4% of revenue in 2022 compared to 3.6% in 2021, primarily driven by higher employee-retention expense and pre-spin consultancy expense incurred in the prior year. Interest expense was 0.5% of revenue in 2022 compared to 0.3% in 2021, and includes interest expense associated with the indebtedness we incurred in connection with our Separation in the fourth quarter of 2021. Other expense (income) was (0.1)% of revenue in 2022 compared to 0.2% in 2021, driven by hedging activity to partially offset the unfavorable impacts of currency movements of the U.S. dollar against other major currencies.

Transaction-Related Charges

The Company classifies certain expenses related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business. These costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation, and other costs related to contract and supplier novation and integration. Transaction-related charges totaled $103 million and $173 million for the three months ended June 30, 2022 and 2021, respectively. Included in the current period were charges associated with the Company’s inability to fully utilize certain third-party purchase commitments inherited from its former Parent. The Company regularly reviews its ability to utilize these multi-year commitments and, similar to the current quarter, provides for shortfalls when appropriate.

Management Discussion (continued)

Income Taxes

The provision for income taxes for the three months ended June 30, 2022, was $45 million of expense, compared to $76 million of expense for the three months ended June 30, 2021. Our income tax expense for the three months ended June 30, 2022, was primarily related to taxes on foreign operations and the increase in valuation allowances, primarily in the United States, against deferred tax assets that are not more likely than not to be realized. Our income tax expense for the three months ended June 30, 2021, was primarily driven by the geographic mix of pretax income and changes in our valuation allowances.

In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, the reversal of existing temporary differences, and the feasibility of ongoing tax planning strategies and actions. Estimates of future taxable income and loss could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

Financial Position

Dynamics

Cash and cash equivalents at June 30, 2022 were $1.9 billion, compared to $2.1 billion at March 31, 2022. Total assets of $12.3 billion decreased by $1.1 billion (and decreased by $554 million adjusted for currency) from March 31, 2022, primarily driven by: a decrease of $369 million in accounts receivable due to collections and sales of accounts receivables outpacing additions to our receivables balance and currency impacts; a decrease in cash and cash equivalents of $263 million mainly due to a $111 million reduction in cash balances due to currency exchange rates, as well as use of cash to reduce accrued liabilities; a decrease in property and equipment of $184 million due to depreciation outpacing capital expenditures and currency impacts; a decrease in operating right-of-use assets of $139 million; and a decrease in deferred costs of $136 million due to amortization outpacing additions in the current quarter and higher vendor billings for prepaid software that typically occurred in the first calendar quarter. Total liabilities of $10.1 billion decreased by $638 million (and decreased by $249 million adjusted for currency) from March 31, 2022, primarily as a result of: a decrease in accrued contract costs of $200 million due to timing of vendors billing Kyndryl for the first time as an independent company in the prior-quarter period; a decrease in deferred income of $148 million mainly due to the Company’s advanced billing with certain customers in the prior-quarter period and currency impacts; and a decrease in operating lease liabilities of $134 million due to payments and currency impacts. Total equity of $2.2 billion decreased $500 million from March 31, 2022, principally due to our comprehensive loss in the period.

Working Capital

	June 30,	March 31,
(Dollars in millions)	2022	2022
Current assets	$5,404	$6,092
Current liabilities	4,609	5,058
Working capital	$795	$1,035

Working capital decreased $240 million from March 31, 2022. Current assets decreased $689 million (and decreased $441 million adjusted for currency) primarily driven by: a decrease of $369 million in accounts receivable due to collections and sales of accounts receivables outpacing additions and currency impacts; and a decrease of $263 million in cash and cash equivalents mainly due to a $111 million reduction in cash balances due to currency exchange rates, as well as use of cash to reduce accrued liabilities. Current liabilities decreased $449 million (and decreased $191 million adjusted for currency) as a result of a decrease in current accrued contract costs of $200 million due to timing of vendors billing Kyndryl for the first time as an independent company in the prior quarter and currency impacts, and a decrease in deferred income (current) of $108 million due to advanced billing with certain customers in the prior quarter and currency impacts.

Management Discussion (continued)

Noncurrent Assets and Liabilities

Noncurrent assets of $6.9 billion at June 30, 2022 decreased by $449 million (and decreased by $114 million adjusted for currency) compared to March 31, 2022, primarily driven by a decline in property and equipment of $184 million due to depreciation outpacing new capital expenditures and a decline in right-of-use assets of $139 million.

Noncurrent liabilities of $5.5 billion at June 30, 2022 decreased $189 million (and decreased by $57 million adjusted for currency) compared to March 31, 2022, mainly driven by a decrease in operating lease liabilities (noncurrent portion) of $109 million.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$104	$(161)
Investing activities	(218)	(211)
Financing activities	(41)	364
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(111)	1
Net change in cash, cash equivalents and restricted cash	$(266)	$(7)

Net cash provided by operating activities was $104 million in the three months ended June 30, 2022, compared to net cash used of $161 million in the prior-year period. This change was driven by our reduced net loss and cash provided by receivables, partially offset by cash used in payments toward accrued liabilities.

Net cash used by investing activities was $218 million in the three months ended June 30, 2022, compared to a net cash use of $211 million in the prior-year period.

Net cash used by financing activities totaled $41 million in the three months ended June 30, 2022, compared to net cash provided by financing activities of $364 million in the prior-year period. This change was driven by net transfers from former Parent of $243 million in the prior-year period, which did not continue post-Separation, and proceeds of $140 million from a bank loan initiated in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(Dollars in billions)	2022	2021
Total signings	$2.9	$3.8

Management Discussion (continued)

The following table presents the total contract value for the Company’s signings greater than $100 million for new and existing customers for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
(Dollars in millions)	2022	2021
New customers	$—	$—
Existing customers	$375	$1,568

Signings decreased by $823 million, or 22%, primarily because our two largest signings in calendar 2021, aggregating $0.9 billion, both occurred in the quarter ended June 30, 2021. We believe that the estimated values of signings provide insight into the Company’s potential future revenue and are a tool to monitor trends in the business, including the business’ ability to attract new customers and sell additional scope into our existing customer base, and we believe signings are helpful information for investors. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we will use commercially reasonable efforts to file and have declared effective a registration statement with respect to a registered offer to exchange each series of Notes for new notes with substantially identical terms by October 15, 2022. Accordingly, the Company expects to file a registration statement for this purpose with the SEC on August 9, 2022.

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

Transfers of Receivables

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales, derecognized the carrying value of the financial asset transferred and recognized a net gain or loss on the sale. The agreement executed upon Separation enabled us to sell, at any one time, on a revolving basis, up to $1.1 billion of our trade receivables. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months, after every six months, unless one of the parties elects not to extend. In the quarter ended June 30, 2022, the Company entered into an additional agreement, in which the sale of receivables is contingent on the approval of the counterparty with no defined facility limit. The initial term of this agreement is twelve months.

The proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Proceeds from receivables sold to third parties under this program were $613 million for the three months ended June 30, 2022. Prior to the Separation, the gross amount of the Company’s receivables sold to third parties and the financing division of our former Parent was $721 million for the three months ended June 30, 2021. The fees and the net gains and losses associated with the transfers of receivables were not material for any of the periods presented.

Critical Accounting Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (see Amendment No. 1 to our Current Report on Form 8-K/A filed with the SEC on May 27, 2022 (the “8-K/A”) for more information; we refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, revised and updated as set forth on Exhibit 99.1 to the 8-K/A, as the “Form 10-K”).

Management Discussion (continued)

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “will,” “anticipate,” “predict,” “project,” “contemplate,” “plan,” “forecast,” “estimate,” “expect,” “intend,” “target,” “may,” “should,” “would,” “could,” “seek,” “aim” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	risks related to the Company’s spin-off from IBM;
●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	technological developments and the Company’s response to such developments;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of local legal, economic, political, health and other conditions, including the COVID-19 pandemic;
●	a downturn in economic environment and customer spending budgets;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities, and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain necessary licenses;
●	risks relating to cybersecurity and data privacy;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of foreign currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of our Form 10-K, as such factors may be updated from time to time in the Company’s periodic filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	August 9, 2022
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)