Form 10-Q
period 2022-09-30
Kyndryl Holdings, Inc.
filed 2022-11-04
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at October 28, 2022 was 226,790,063.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues *	$4,179	$4,579	$8,467	$9,330

Cost of services **	$3,613	$4,071	$7,290	$8,233
Selling, general and administrative expenses	706	705	1,400	1,419
Workforce rebalancing charges (benefits)	3	(1)	6	(12)
Transaction-related costs	68	270	171	443
Interest expense	19	17	38	32
Other expense (income)	(10)	(17)	(13)	(6)
Total costs and expenses	$4,399	$5,045	$8,892	$10,110

Income (loss) before income taxes	$(219)	$(466)	$(425)	$(780)
Provision for income taxes	$61	$224	$107	$300
Net income (loss)	$(281)	$(690)	$(531)	$(1,079)

Basic earnings (loss) per share	$(1.24)	$(3.08)	$(2.35)	$(4.81)
Diluted earnings (loss) per share	$(1.24)	$(3.08)	$(2.35)	$(4.81)

Weighted-average basic shares outstanding	226.8	224.1	226.0	224.1
Weighted-average diluted shares outstanding	226.8	224.1	226.0	224.1

* Including related-party revenue of $82 and $144 for the three months ended September 30, 2022 and 2021, respectively, and including related-party revenue of $287 and $291 for the six months ended September 30, 2022 and 2021, respectively.

** Including related-party cost of services of $421 and $966 for the three months ended September 30, 2022 and 2021, respectively, and including related-party cost of services of $1,382 and $1,872 for the six months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(281)	$(690)	$(531)	$(1,079)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(221)	(127)	(488)	(110)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	—	3	(5)	3
Reclassification of (gains) losses to net income	—	—	(1)	—
Total unrealized gains (losses) on cash flow hedges	—	3	(6)	3
Retirement-related benefit plans:
Net gains (losses) arising during the period	—	—	—	(5)
Amortization of net (gains) losses	10	12	20	22
Total retirement-related benefit plans	10	12	20	17
Other comprehensive income (loss), before tax	(211)	(112)	(474)	(90)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3)	(3)	(4)	(4)
Other comprehensive income (loss), net of tax	(214)	(115)	(478)	(94)
Total comprehensive income (loss)	$(495)	$(805)	$(1,009)	$(1,173)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	September 30,	March 31,
	2022	2022
Assets:
Current assets:
Cash and cash equivalents	$1,888	$2,134
Restricted cash	12	20
Accounts receivable (net of allowances of $33 at September 30, 2022 and $44 at March 31, 2022)*	1,578	2,271
Deferred costs (current portion)	973	1,143
Prepaid expenses and other current assets	512	525
Total current assets	$4,964	$6,092

Property and equipment, net	$2,592	$2,834
Operating right-of-use assets, net	1,093	1,312
Deferred costs (noncurrent portion)	1,156	1,244
Deferred taxes	481	555
Goodwill	811	823
Intangible assets, net	139	145
Pension assets	54	61
Other noncurrent assets	338	375
Total assets	$11,629	$13,442

Liabilities:
Current liabilities:
Accounts payable**	$1,594	$1,555
Value-added tax and income tax liabilities	264	284
Short-term debt	97	96
Accrued compensation and benefits	534	509
Deferred income (current portion)	726	882
Operating lease liabilities (current portion)	322	374
Accrued contract costs	436	676
Other accrued expenses and liabilities	606	682
Total current liabilities	$4,579	$5,058

Long-term debt	$3,101	$3,127
Retirement and nonpension postretirement benefit obligations	625	716
Deferred income (noncurrent portion)	373	452
Operating lease liabilities (noncurrent portion)	771	928
Other noncurrent liabilities	433	449
Total liabilities	$9,882	$10,730
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: September 30, 2022 – 228.1, March 31, 2022 – 224.5)	$4,370	$4,315
Accumulated deficit	(1,136)	(605)
Treasury stock, at cost (shares: September 30, 2022 – 1.3, March 31, 2022 – 0.2)	(17)	(4)
Accumulated other comprehensive income (loss)	(1,567)	(1,089)
Total stockholders’ equity before non-controlling interests	$1,650	$2,618
Non-controlling interests	96	94
Total equity	$1,746	$2,711
Total liabilities and equity	$11,629	$13,442

* Including related-party accounts receivable of $343 at March 31, 2022.

** Including related-party accounts payable of $806 at March 31, 2022.

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(531)	$(1,079)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	449	666
Depreciation of right-of-use assets	191	138
Amortization of transition costs and prepaid software	584	653
Amortization of capitalized contract costs	222	292
Amortization of intangible assets	25	19
Stock-based compensation	54	37
Deferred taxes	41	(344)
Net (gain) loss on asset sales and other	21	(30)
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(738)	(815)
Right-of-use assets and liabilities (excluding depreciation)	(193)	(191)
Workforce rebalancing liabilities	(1)	(181)
Receivables	471	(218)
Accounts payable	181	8
Taxes (including items settled with former Parent in prior-year period)	33	708
Other assets and other liabilities	(316)	(59)
Net cash provided by (used in) operating activities	$491	$(397)

Cash flows from investing activities:
Capital expenditures	$(466)	$(420)
Proceeds from disposition of property and equipment	10	95
Other investing activities, net	(60)	—
Net cash used in investing activities	$(516)	$(325)

Cash flows from financing activities:
Debt repayments	$(56)	$(42)
Proceeds from issuance of debt, net of debt issuance costs	—	140
Net transfers from Parent	—	1,334
Common stock repurchases for tax withholdings	(13)	—
Net cash provided by (used in) financing activities	$(69)	$1,432

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(160)	$(9)
Net change in cash, cash equivalents and restricted cash	$(253)	$701

Cash, cash equivalents and restricted cash at April 1	$2,154	$50
Cash, cash equivalents and restricted cash at September 30	$1,901	$751

Supplemental data
Income taxes paid, net of refunds received	$37	$—
Interest paid on debt	$34	$—

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2022	226.7	$4,341	$—	$(1,353)	$(17)	$(855)	$95	$2,211
Net income (loss)						(281)		(281)
Other comprehensive income (loss), net of tax				(214)				(214)
Common stock issued under employee plans	0.1	28						28
Changes in non-controlling interests							2	2
Equity – September 30, 2022	226.8	$4,370	$—	$(1,567)	$(17)	$(1,136)	$96	$1,746

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2021	—	$—	$6,040	$(1,161)	$—	$—	$53	$4,932
Net income (loss)			(690)					(690)
Other comprehensive income (loss), net of tax				(115)				(115)
Net transfers from Parent			1,752	(338)				1,414
Changes in non-controlling interests							(2)	(2)
Equity – September 30, 2021	—	$—	$7,102	$(1,614)	$—	$—	$51	$5,539

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)						(531)		(531)
Other comprehensive income (loss), net of tax				(478)				(478)
Common stock issued under employee plans	3.3	54						54
Purchases of treasury stock	(1.1)				(13)			(13)
Changes in non-controlling interests							3	3
Equity – September 30, 2022	226.8	$4,370	$—	$(1,567)	$(17)	$(1,136)	$96	$1,746

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2021	—	$—	$6,027	$(1,182)	$—	$—	$57	$4,902
Net income (loss)			(1,079)					(1,079)
Other comprehensive income (loss), net of tax				(94)				(94)
Net transfers from Parent			2,154	(338)				1,816
Changes in non-controlling interests							(6)	(6)
Equity – September 30, 2021	—	$—	$7,102	$(1,614)	$—	$—	$51	$5,539

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading technology services company and the largest infrastructure services provider in the world, serving as a partner to thousands of enterprise customers whose operations span over 100 countries. Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM”, “Parent” or “former Parent”).

In October 2021, the Board of Directors of IBM approved the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. In conjunction with the Separation, Kyndryl underwent an internal reorganization following which it became the holder, directly or through its subsidiaries, of the Kyndryl Businesses. On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. The Parent retained 19.9% of the shares of the Company’s common stock upon the Spin-off. The Parent’s stockholders of record received one share of the Company’s common stock for every five shares of the Parent’s common stock. Based on IBM’s Quarterly Reports filed with the SEC on July 25, 2022 and October 25, 2022, as of September 30, 2022, IBM had transferred all of its 19.9% retained interest in Kyndryl common stock pursuant to exchange agreements with a third-party financial institution.

Basis of Presentation

Prior to the Separation on November 3, 2021 (the “pre-Separation periods”), our historical financial statements were prepared on a combined basis and were derived from the consolidated financial statements of IBM. For the period subsequent to November 3, 2021, the financial statements are presented on a consolidated basis as the Company became a standalone public company. Management believes the accompanying financial statements include all adjustments necessary to present fairly the Company’s financial position and its results of operations for all the periods presented. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the report on Form 8-K/A we filed with the U.S. Securities and Exchange Commission (“SEC”) on May 27, 2022 (the “8-K/A”) and our transition report for the three months ended March 31, 2022 filed on Form 10-QT.

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

Transition Period

In January 2022, the Board of Directors of Kyndryl approved a change to the fiscal year-end of the Company from December 31 to March 31. The Company’s 2023 fiscal year began on April 1, 2022 and will end on March 31, 2023. The Company filed a Transition Report on Form 10-QT for the period of January 1 to March 31, 2022 with the SEC on May 13, 2022.

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

New Standards to be Implemented

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The roll-forward information is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on the Company's financial statements.

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

Notes to Consolidated Financial Statements (continued)

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

At September 30, 2022, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $39.8 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 35 percent in the subsequent three years, and the balance thereafter.

During the three and six months ended September 30, 2022, revenue was increased by $4 million and $3 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	September 30,	March 31,
(Dollars in millions)	2022	2022
Accounts receivable (net of allowances of $33 at September 30, 2022 and $44 at March 31, 2022) *	$1,578	$2,271
Contract assets **	29	41
Deferred income (current)	726	882
Deferred income (noncurrent)	373	452
*	Including unbilled receivable balances of $482 million at September 30, 2022 and $473 million at March 31, 2022.
**

Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended September 30, 2022 that was included within the deferred income balance at the beginning of the period was $184 million and $367 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the six months ended September 30, 2022 and the six months ended September 30, 2021.

	Six Months Ended	Six Months Ended
(Dollars in millions)	September 30, 2022	September 30, 2021
Beginning balance	$44	$90
Additions (releases)	2	(25)
Write-offs	(5)	(4)
Other *	(7)	(2)
Ending balance	$33	$58
*	Primarily represents currency translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Notes to Consolidated Financial Statements (continued)

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and six months ended September 30, 2022 and 2021. Other than the former Parent (see Note 13 – Related-Party Transactions), no single client represented more than 10 percent of the Company’s total accounts receivable balance as of September 30, 2022 and March 31, 2022.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at September 30, 2022 and March 31, 2022:

	September 30,	March 31,
(Dollars in millions)	2022	2022
Deferred transition costs	$836	$961
Prepaid software costs	724	806
Capitalized costs to fulfill contracts	270	302
Capitalized costs to obtain contracts	299	318
Total deferred costs *	$2,129	$2,387
*	Of the total deferred costs, $973 million was current and $1,156 million was noncurrent at September 30, 2022, and $1,143 million was current and $1,244 million was noncurrent at March 31, 2022.

The amount of total deferred costs amortized for the three months ended September 30, 2022 was $401 million, composed of $85 million of amortization of deferred transition costs, $206 million of amortization of prepaid software and $111 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2022 was $806 million, composed of $172 million of amortization of deferred transition costs, $412 million of amortization of prepaid software and $222 million of amortization of capitalized contract costs.

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

Notes to Consolidated Financial Statements (continued)

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

The following table reflects the results of the Company’s segments:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue
United States	$1,149	$1,175	$2,317	$2,384
Japan	614	730	1,249	1,477
Principal Markets	1,472	1,748	2,988	3,590
Strategic Markets	944	926	1,914	1,879
Total revenue	$4,179	$4,579	$8,467	$9,330
Segment adjusted EBITDA
United States	$167	$185	$367	$460
Japan	113	113	228	254
Principal Markets	57	62	157	134
Strategic Markets	111	177	207	310
Total segment adjusted EBITDA	$448	$538	$959	$1,158

The following table reconciles consolidated pretax income (loss) to segment adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Pretax income (loss)	$(219)	$(466)	$(425)	$(780)
Workforce rebalancing charges (benefits)	3	(1)	6	(12)
Transaction-related costs	68	270	171	443
Stock-based compensation expense	28	20	54	37
Interest expense	19	17	38	32
Depreciation expense	221	335	449	666
Amortization expense	301	321	609	672
Corporate expense not allocated to the segments	20	37	40	85
Other adjustments *	9	7	18	14
Segment adjusted EBITDA	$448	$538	$959	$1,158

* Other adjustments represent pension costs other than pension servicing costs and multi-employer plan costs.

NOTE 5. TAXES

For the three months ended September 30, 2022, the Company’s effective tax rate was (27.9%), compared to (48.0%) for the three months ended September 30, 2021. For the six months ended September 30, 2022, the Company’s

Notes to Consolidated Financial Statements (continued)

effective tax rate was (25.1%), compared to (38.4%) for the six months ended September 30, 2021. The Company’s negative effective tax rates in 2022 and 2021 reflect a tax expense on a pretax book loss in both periods. For the three and six months ended September 30, 2022, income taxes are computed using the estimated annual effective tax rate applicable to the fiscal year ending March 31, 2023. For the three and six months ended September 30, 2021, income taxes were calculated as if Kyndryl had filed income tax returns on a standalone basis, as our operations were historically included in certain tax returns filed by IBM.

The Company’s effective tax rate for the three and six months ended September 30, 2022 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and an increase in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. For the three and six months ended September 30, 2022 the additions to valuation allowance primarily relate to a partial valuation allowance established against certain deferred tax assets in the United States.

The Company’s effective tax rate for the three and six months ended September 30, 2021, was lower than the Company’s statutory tax rate primarily due to the geographic mix of pretax income, changes in valuation allowances and tax charges related to the transfer of Kyndryl’s operations from IBM in contemplation of the Company’s Separation.

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following tables provide the computation of basic and diluted earnings per share of common stock for the three and six months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Net income (loss) on which basic and diluted earnings per share is calculated	$(281)	$(690)	$(531)	$(1,079)
Number of shares on which basic and diluted earnings per share is calculated	226.8	224.1	226.0	224.1

Basic earnings (loss) per share	$(1.24)	$(3.08)	$(2.35)	$(4.81)
Diluted earnings (loss) per share	(1.24)	(3.08)	(2.35)	(4.81)

Prior to the Separation, the Company did not have any publicly-traded common stock or equivalents issued and outstanding. Accordingly, the net loss per share for the three and six months ended September 30, 2021 is calculated based on the 224.1 million shares distributed on the Separation Date.

For the three and six months ended September 30, 2022, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

(In millions)
Nonvested restricted stock units issued and outstanding	11.0
Nonvested performance-based stock units	2.4
Nonvested market-conditioned performance awards	2.4
Stock options issued and outstanding	3.7
Total	19.6

Notes to Consolidated Financial Statements (continued)

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and six months ended September 30, 2022 and 2021.

Financial Assets and Liabilities Measured at Fair Value

The gross balances of derivative assets contained within prepaid expenses and other current assets in the Consolidated Balance Sheet were $50 million at September 30, 2022 and $9 million at March 31, 2022. The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other liabilities in the Consolidated Balance Sheet were $16 million at September 30, 2022 and $2 million at March 31, 2022. The fair value of derivatives is the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates and is categorized as Level 2 in the fair value hierarchy.

Notes to Consolidated Financial Statements (continued)

The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the Company does not offset derivative assets against liabilities with counterparties in master netting arrangements by counterparty, and there was no derivative instruments activity impacted by master netting agreements at September 30, 2022 and March 31, 2022.

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

The Company has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at September 30, 2022 and March 31, 2022 was $623 million and $972 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of each of September 30, 2022 and March 31, 2022, and an estimated fair value of $2.3 billion and $2.7 billion as of September 30, 2022 and March 31, 2022, respectively.

Financial assets are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented.

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales, derecognized the carrying value of the financial asset transferred and recognized a net gain or loss on the sale. The proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Proceeds from receivables sold to third parties under this program were $722 million and $1.3 billion for the three and six months ended September 30, 2022, respectively. Prior to the Separation, the gross amount of the Company’s receivables sold to third parties and the financing division of our former Parent was $537 million and $1.3 billion for the three and six months ended September 30, 2021, respectively. The fees associated with the transfers of receivables were $12 million and $20 million for the three and six months ended September 30, 2022, respectively, and immaterial for the three and six months ended September 30, 2021, respectively.

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

Notes to Consolidated Financial Statements (continued)

Cash Flows. Through the pre-Separation periods, derivatives designated as cash flow hedges were deemed to be associated with the Company’s operations and were allocated to the Company’s Consolidated Income Statement based on its pro rata share of the underlying items hedged, where applicable, with the remainder allocated on a pro rata basis of revenue.

At September 30, 2022 and March 31, 2022, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $282 million and $216 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At September 30, 2022 and March 31, 2022, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

At September 30, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred losses of $2 million (before taxes) in accumulated other comprehensive income (“AOCI”). At March 31, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred gains of $3 million (before taxes) in AOCI. The Company estimates that $2 million (before taxes) of deferred net losses on derivatives in AOCI at September 30, 2022 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Subsidiary Cash and Foreign Currency Asset / Liability Management

The Company uses global treasury centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. Changes in fair value of derivatives not designated as hedges are reported in earnings in other (income) and expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At September 30, 2022 and March 31, 2022, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $1.1 billion and $945 million, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of cash flow hedges and derivatives not designated as hedging instruments are recorded, and the total effect of hedge activity on these income and expense line items are as follows:

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the three months ended September 30:	2022	2021	2022	2021
Cost of services	$3,613	$4,071	$—	$—
Selling, general and administrative expenses	706	705	—	—
Other expense (income)	(10)	(17)	(14)	—

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated	Recognized on		Attributable to Risk
For the three months	Income Statement	Derivatives		Being Hedged
ended September 30:	Line Item	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$(14)	$—	NA	NA
Total		$(14)	$—	$—	$—

NA - not applicable

Notes to Consolidated Financial Statements (continued)

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the six months ended September 30:	2022	2021	2022	2021
Cost of services	$7,290	$8,233	$1	$—
Selling, general and administrative expenses	1,400	1,419	—	—
Other expense (income)	(13)	(6)	(16)	—

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated	Recognized on		Attributable to Risk
For the six months	Income Statement	Derivatives		Being Hedged
ended September 30:	Line Item	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$(16)	$—	NA	NA
Total		$(16)	$—	$—	$—

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)	Recognized		Consolidated	Reclassified
For the six months	in OCI		Income Statement	from AOCI
ended September 30:	2022	2021	Line Item	2022	2021
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(5)	$—	Cost of services	$1	$—
			Selling, general and administrative expenses	—	—
			Other expense (income)	—	—
Total	$(5)	$—		$1	$—

NA - not applicable

For the three and six months ended September 30, 2022 and 2021, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business. For the three months ended September 30, 2022 and 2021, amounts recognized in OCI and reclassified from AOCI were immaterial, as the gains and losses from maturing and revalued cash flow hedges on various currencies offset each other.

Prior to the third quarter of 2021, Kyndryl did not independently execute derivative financial instruments to manage its foreign currency risk and instead participated in a centralized foreign currency hedging program administered by IBM. The hedging activity allocated to Kyndryl was for the former Parent’s forecasted currency exposures. In the third quarter of 2021, we began to execute trades to hedge certain of the Company’s foreign exchange exposures.

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

The following table summarizes total consideration transferred, fair value of net assets acquired, net liabilities assumed and goodwill for the Exa transaction:

March 31,
(Dollars in millions)	2022
Cash consideration	$107
Non-controlling interest	102
Total enterprise value	$209

Cash acquired	$59
Net liabilities assumed, excluding cash	(16)
Deferred tax liabilities arising from acquired intangibles	(32)
Intangible assets *	107
Goodwill	91
Total purchase price allocation	$209

* Intangible assets acquired consist of $16 million of patents and trademarks and $91 million of customer relationships.

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At September 30, 2022			At March 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$40	$(16)	$24	$16	$(16)	$1
Customer relationships*	223	(121)	102	229	(100)	129
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks*	17	(4)	13	18	(2)	16
Total	$300	$(160)	$139	$283	$(138)	$145

* Amounts at September 30, 2022 include effects from foreign currency translation.

The net carrying amount of intangible assets decreased by $6 million during the six months ended September 30, 2022, primarily due to amortizations of previously acquired intangible assets and foreign currency translation partially offset by additions to capitalized software. The aggregate intangible asset amortization expense was $10 million and $25 million for the three and six months ended September 30, 2022, compared to $9 million and $19 million for the

Notes to Consolidated Financial Statements (continued)

three and six months ended September 30, 2021. The amortization expense for these periods all relate to assets acquired via business combinations.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2022:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2023 (remaining six months)	$3	$17	$1	$20
2024	6	27	3	37
2025	6	22	3	31
2026	4	18	3	26
2027	3	15	3	22
Thereafter	3	2	—	5

Goodwill

The changes in the goodwill balances by segment for the six months ended September 30, 2022 were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	March 31, 2022	Adjustments*	September 30, 2022
United States	$—	$—	$—
Japan	506	(12)	494
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$823	$(12)	$811

* Primarily related to foreign currency translation.

Management reviews goodwill for impairment annually during the fourth quarter of the fiscal year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. There were no goodwill impairment losses recorded for the six months ended September 30, 2022 and 2021. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

Notes to Consolidated Financial Statements (continued)

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			September 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2022	2022
Unsecured floating-rate term loan	3.81%*	November 2024	$500	$500
Commercial loan agreement	3.00%	July 2026	109	123
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations **	2.12%	2022-2027	208	219
			$3,217	$3,242
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			14	15
Less: Current maturities of long-term debt			97	96
Total long-term debt			$3,101	$3,127

* Floating rate calculated as of September 30, 2022, using a rate equal to one-month U.S. dollar LIBOR plus 1.125%.

** Finance lease obligations presented using the weighted-average interest rate and calendar-year maturity dates.

Contractual obligations of long-term debt outstanding at September 30, 2022, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2023 (remaining six months)	$14
2024	28
2025	529
2026	29
2027	710
Thereafter	1,700
Total	$3,009

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

Notes to Consolidated Financial Statements (continued)

Interest on Debt

Interest expense for the three and six months ended September 30, 2022 was $19 million and $38 million, compared to $17 million and $32 million for the three and six months ended September 30, 2021. Most of the interest for the pre-Separation period presented in the historical Consolidated Income Statement reflects the allocation of interest expense associated with debt issued by IBM for which a portion of the proceeds benefited Kyndryl.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2022 and March 31, 2022 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. Certain of these commitments were allocated to the Company as part of the Separation from its former Parent. The Company has determined that these commitments may exceed the Company’s needs over the next four to six years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it would record the future charges for any payments related to excess commitments as cost of services. There were no significant changes to the overall contractual commitments as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Annual Report”), as revised and updated by the 8-K/A.

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

Notes to Consolidated Financial Statements (continued)

consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the Company will continue to defend itself vigorously, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters.

In July 2017, BMC Software, Inc. (“BMC”) filed suit against IBM in the U.S. Court for the Southern District of Texas in a dispute involving various aspects of IBM’s business, including its managed infrastructure business. BMC alleged IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract, fraudulent inducement and trade secret misappropriation. In May 2022, the trial court entered a judgment against IBM and awarded BMC $717 million in direct damages and $717 million in punitive damages, plus interest. IBM has appealed the judgment and has stated publicly that it intends to seek a complete reversal on appeal. IBM may seek an indemnity from the Company in connection with this matter. Until there is a final and conclusive judgment in the case after all appeals and proceedings are concluded, until the amount of any applicable insurance is determined, and until a definitive assessment of Kyndryl’s indemnity obligations (if any) occurs, which in the aggregate will likely take several years, the amount of indemnity obligation (if any) that the Company may owe to IBM is indeterminate.

Separately, certain contractual disputes have arisen between Kyndryl and IBM. IBM and Kyndryl have commenced arbitration proceedings related to certain of these matters. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

NOTE 11. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and six months ended September 30, 2022 and 2021:

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended September 30, 2022:
Foreign currency translation adjustments	$(221)	$—	$(221)
Retirement-related benefit plans*:
Amortization of net (gains) losses	$10	$(3)	$7
Total retirement-related benefit plans	$10	$(3)	$7
Other comprehensive income (loss)	$(211)	$(3)	$(214)

For the three months ended September 30, 2021:
Foreign currency translation adjustments	$(127)	$—	$(127)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$3	$—	$3
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Amortization of net (gains) losses	$12	$(3)	$8
Total retirement-related benefit plans	$12	$(3)	$8
Other comprehensive income (loss)	$(112)	$(3)	$(115)
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the six months ended September 30, 2022:
Foreign currency translation adjustments	$(488)	$—	$(488)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(5)	$2	$(3)
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$(6)	$2	$(4)
Retirement-related benefit plans*:
Amortization of net (gains) losses	$20	$(6)	$14
Total retirement-related benefit plans	$20	$(6)	$14
Other comprehensive income (loss)	$(474)	$(4)	$(478)

For the six months ended September 30, 2021:
Foreign currency translation adjustments	$(110)	$—	$(110)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$3	$—	$3
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Net (losses) gains arising during the period	$(5)	$2	$(3)
Amortization of net (gains) losses	22	(6)	16
Total retirement-related benefit plans	$17	$(4)	$13
Other comprehensive income (loss)	$(90)	$(4)	$(94)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
July 1, 2022	$(1)	$(1,002)	$(350)	$(1,353)
Other comprehensive income (loss)**	—	(221)	7	(214)
September 30, 2022	$(1)	$(1,223)	$(343)	$(1,567)

July 1, 2021	$—	$(957)	$(204)	$(1,161)
Net transfers from Parent	—	—	(338)	(338)
Other comprehensive income (loss)**	3	(127)	8	(115)
September 30, 2021	$3	$(1,084)	$(534)	$(1,614)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)**	(4)	(488)	14	(478)
September 30, 2022	$(1)	$(1,223)	$(343)	$(1,567)

April 1, 2021	$—	$(974)	$(208)	$(1,182)
Net transfers from Parent	—	—	(338)	(338)
Other comprehensive income (loss)**	3	(110)	13	(94)
September 30, 2021	$3	$(1,084)	$(534)	$(1,614)

*	Foreign currency translation adjustments are presented gross.
**	No amounts were reclassified from accumulated other comprehensive income.

Notes to Consolidated Financial Statements (continued)

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Consolidated Income Statement, excluding defined contribution plans, for the three and six months ended September 30, 2022 and 2021.

(Dollars in millions)	Defined Benefit Pension Plans		Nonpension Postretirement Benefit Plans
For the three months ended September 30:	2022	2021	2022	2021
Service cost	$12	$20	$—	$1
Interest cost(1)	9	2	—	—
Expected return on plan assets(1)	(10)	(7)	—	—
Recognized actuarial losses (gains)(1)	10	12	—	—
Multi-employer plans and other costs(2)	3	1	—	—
Net periodic benefit cost	$22	$27	$—	$1

(Dollars in millions)	Defined Benefit Pension Plans		Nonpension Postretirement Benefit Plans
For the six months ended September 30:	2022	2021	2022	2021
Service cost	$24	$42	$—	$2
Interest cost(1)	18	4	—	—
Expected return on plan assets(1)	(21)	(13)	—	(1)
Recognized actuarial losses (gains)(1)	20	21	—	—
Multi-employer plans and other costs(2)	4	3	—	—
Net periodic benefit cost	$44	$57	$—	$1
(1)	These components of net periodic benefit cost are included in other expense (income) in the Consolidated Income Statement.
(2)	Multi-employer plan costs represent required contributions for the period to multi-employer plans, which are plans sponsored by third parties. The Company recognizes expense in connection with multi-employer plans as operating costs as contributions are funded.

The Company estimates contributions to its defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans for fiscal year 2023 to be approximately $43 million. These amounts generally represent legally mandated minimum contributions. During the three and six months ended September 30, 2022, Company contributions paid to the defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans were $9 million, and $13 million, respectively.

NOTE 13. RELATED-PARTY TRANSACTIONS

Change in Beneficial Ownership

Based on IBM’s Quarterly Reports filed with the SEC on July 25, 2022 and October 25, 2022, IBM transferred all of its 19.9% retained interest in Kyndryl common stock to a third-party financial institution through two transactions pursuant to exchange agreements on May 19, 2022 and August 11, 2022. Effective August 11, 2022, IBM ceased to be a related party of Kyndryl. Transactions conducted on arms-length basis between Kyndryl and IBM after August 11, 2022 are no longer reported as related-party activities.

Related-Party Revenue and Purchases

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $82 million and $144 million for the three months ended September 30, 2022 and 2021, respectively. Revenue generated from these services was $287 million and $291 million for the six months ended September 30, 2022 and 2021, respectively.

Notes to Consolidated Financial Statements (continued)

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $421 million and $966 million for the three months ended September 30, 2022 and 2021, respectively. Related-party cost of $421 million for the current quarter includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation. Related-party cost of $966 million for the quarter ended September 30, 2021 was related to pre-Separation services, including costs incurred by Kyndryl to provide services to the former Parent for networking and IT services of $114 million; costs for the usage of IBM-branded software allocated to Kyndryl by the former Parent of $739 million; and depreciation charges related to IBM hardware allocated to Kyndryl of $114 million. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $1,382 million and $1,872 million for the six months ended September 30, 2022 and 2021, respectively. Related-party cost of $1,382 million for the current six-month period includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation. Related-party cost of $1,872 million for the six months ended September 30, 2021 was related to pre-Separation services, including costs incurred by Kyndryl to provide services to the former Parent for networking and IT services of $229 million; costs for the usage of IBM-branded software allocated to Kyndryl by the former Parent of $1,420 million; and depreciation charges related to IBM hardware allocated to Kyndryl of $223 million.

Capital Expenditures with Former Parent

Capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $89 million and $197 million for the six months ended September 30, 2022 and 2021, respectively. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, approximately $265 million of upgraded hardware over a two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet. For the three and six months ended September 30, 2022, $21 million of the upgraded hardware committed by IBM was delivered to Kyndryl. Accordingly, such balance was derecognized in other assets (noncurrent) and recognized as property and equipment on the Balance Sheet and non-cash investing activity. The Company intends to recognize depreciation expense related to such equipment over its useful life of five years, consistent with our depreciation policy.

Related Party Agreements

On November 2, 2021, in connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. Such agreements were described in our 2021 Annual Report.

Allocation of Corporate Expenses

Post-Separation, general corporate expenses from IBM were no longer allocated to Kyndryl; therefore, no related amounts were reflected on the Company’s financial statements for the three and six months ended September 30, 2022.

Prior to the Separation, IBM allocated certain general corporate expenses that would have been incurred by Kyndryl had it been a separate, standalone company. These allocated general corporate expenses from IBM were recorded in the historical Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. Allocations for management costs and corporate support services provided to Kyndryl for the three months ended September 30, 2021 totaled $310 million, consisting of $2 million of allocated other (income) and expense, $17 million of allocated interest expense and $291 million of allocated selling, general and administrative expense, which primarily represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. Allocations for management costs and corporate support services provided to Kyndryl for the six months ended September 30, 2021 totaled $640 million, consisting of $3 million of allocated other (income) and expense, $32 million of allocated interest expense and $604 million of allocated selling, general and administrative expense, which primarily

Notes to Consolidated Financial Statements (continued)

represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl through net Parent investment in the period in which the costs were recorded. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

Net Parent Investment

As a result of the Separation, net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Equity was fully settled on November 3, 2021. As such, there was no balance in net Parent investment at March 31, 2022, and there was no activity within the account during the three and six months ended September 30, 2022.

Prior to the Separation, net Parent investment in the historical Balance Sheet and Statement of Equity represented IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings. The net Parent investment balance at September 30, 2021 was $7.0 billion. The amount of transfer activities from Parent recorded within net Parent investment during the three months ended September 30, 2021 was $1.8 billion, which included cash pooling and general financing activities, allocation of IBM’s corporate expenses, related party sales and purchases, related party intangible asset fees and income taxes. During the three months ended September 30, 2021, there were $660 million of non-cash transfers from Parent, including income taxes, allocation of Parent’s stock-based compensation, depreciation and other non-cash items. The amount of transfer activities from Parent recorded within net Parent investment during the six months ended September 30, 2021 was $2.2 billion, which included cash pooling and general financing activities, allocation of IBM’s corporate expenses, related party sales and purchases, related party intangible asset fees and income taxes. During the six months ended September 30, 2021, there were $820 million of non-cash transfers from Parent, including income taxes, allocation of Parent’s stock-based compensation, depreciation and other non-cash items. This resulted in a net transfer from Parent of $1.3 billion on the historical Statement of Cash Flows.

Lease Guarantees

Kyndryl has 59 lease agreements with third parties with an estimated aggregate lease liability of $122 million that are guaranteed by IBM as of September 30, 2022.

NOTE 14. REVISION OF PRIOR-PERIOD FINANCIAL STATEMENTS

During the three months ended March 31, 2022, the Company identified and corrected an $87 million over-accrual in its accrued contract costs balance that related to a majority-owned, consolidated joint venture in our Principal Markets segment. This over-accrual was predominantly built up over the pre-Separation periods of January 1, 2012, to November 3, 2021, resulting in overstatements of cost of services and accrued contract costs, and corresponding understatements of pretax and net income. The Company concluded that such impacts were not material to any prior annual or interim period. The Company further determined that the correction of the over-accrual within the transition period ended March 31, 2022 would be significant to the three-month results. As a result, we recorded an immaterial revision to portions of our 2021 Annual Report and are recording immaterial revisions to prior interim periods in this Quarterly Report as well as our subsequent Quarterly Reports on Form 10-Q.

Notes to Consolidated Financial Statements (continued)

A summary of the impact of the revision to the accompanying prior-period consolidated financial statements is presented in the tables below.

(Dollars in millions)	Three Months Ended September 30, 2021
Consolidated Income Statement	As Previously Reported	Adjustments	As Revised
Cost of services	$4,074	$(3)	$4,071
Total costs and expenses	5,047	(3)	5,045
Income (loss) before income taxes	(469)	3	(466)
Provision for income taxes	223	1	224
Net income (loss)	(692)	2	(690)

(Dollars in millions)	Six Months Ended September 30, 2021
Consolidated Income Statement	As Previously Reported	Adjustments	As Revised
Cost of services	$8,241	$(8)	$8,233
Total costs and expenses	10,118	(8)	10,110
Income (loss) before income taxes	(787)	8	(780)
Provision for income taxes	298	2	300
Net income (loss)	(1,085)	6	(1,079)

(Dollars in millions)	Three Months Ended September 30, 2021
Consolidated Statement of Comprehensive Income (Loss)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(692)	$2	$(690)
Foreign currency translation adjustments	(125)	(2)	(127)
Other comprehensive income (loss), before tax	(110)	(2)	(112)
Other comprehensive income (loss), net of tax	(113)	(2)	(115)
Total comprehensive income (loss)	(805)	—	(805)

(Dollars in millions)	Six Months Ended September 30, 2021
Consolidated Statement of Comprehensive Income (Loss)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(1,085)	$6	$(1,079)
Foreign currency translation adjustments	(107)	(3)	(110)
Other comprehensive income (loss), before tax	(87)	(3)	(90)
Other comprehensive income (loss), net of tax	(91)	(3)	(94)
Total comprehensive income (loss)	(1,176)	2	(1,173)

(Dollars in millions)	At September 30, 2021
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Revised
Accrued contract costs	$570	$(76)	$494
Total current liabilities	3,709	(76)	3,632
Other liabilities	255	19	274
Total liabilities	6,581	(57)	6,524
Net Parent investment	7,045	57	7,102
Accumulated other comprehensive income/(loss)	(1,615)	1	(1,614)
Total Net Parent investment	5,430	57	5,487
Total equity	5,481	57	5,539

Notes to Consolidated Financial Statements (continued)

(Dollars in millions)	Six Months Ended September 30, 2021
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$(1,085)	$6	$(1,079)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Taxes (including items settled with former Parent)	706	2	708
Other assets and other liabilities	(51)	(8)	(59)

(Dollars in millions)	At March 31, 2021
Consolidated Statement of Equity	As Previously Reported	Adjustments	As Revised
Net Parent investment	$5,976	$51	$6,027
Accumulated other comprehensive income/(loss)	(1,186)	4	(1,182)
Total Net Parent investment	4,791	54	4,845
Total equity	4,848	54	4,902

(Dollars in millions)	At June 30, 2021
Consolidated Statement of Equity	As Previously Reported	Adjustments	As Revised
Net Parent investment	$5,985	$55	$6,040
Accumulated other comprehensive income/(loss)	(1,163)	2	(1,161)
Total Net Parent investment	4,822	57	4,879
Total equity	4,875	57	4,932

(Dollars in millions)	At September 30, 2021
Consolidated Statement of Equity	As Previously Reported	Adjustments	As Revised
Net Parent investment	$7,045	$57	$7,102
Accumulated other comprehensive income/(loss)	(1,615)	1	(1,614)
Total Net Parent investment	5,430	57	5,487
Total equity	5,481	57	5,539

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022

Overview

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$4,179	$4,579	$8,467	$9,330
Revenue growth (GAAP)	(9)%	(6)%	(9)%	(3)%
Revenue growth in constant currency(1)	1%	(6)%	(1)%	(5)%
Net income (loss)	$(281)	$(690)	$(531)	$(1,079)
Adjusted EBITDA(1)	$428	$501	$919	$1,072

(1)   Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	September 30,	March 31,
(Dollars in millions)	2022	2022
Assets	$11,629	$13,442
Liabilities	9,882	10,730
Equity	1,746	2,711

Organization of Information

Kyndryl Holdings, Inc. was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the managed infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, IBM distributed shares representing 80.1% of Kyndryl’s outstanding common stock to holders of record of IBM’s common stock as of the close of business on October 25, 2021 in a spin-off that is tax-free for U.S. federal tax purposes. Following the distribution, Kyndryl became an independent, publicly-traded company and is the world’s leading managed infrastructure services provider. Based on IBM’s Quarterly Reports filed with the SEC on July 25, 2022 and October 25, 2022, as of September 30, 2022, IBM had transferred all of its 19.9% retained interest in Kyndryl common stock pursuant to exchange agreements with a third-party financial institution.

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

Financial Performance Summary

Macro Dynamics

In 2021, we saw a broad-based macroeconomic recovery in most regions of the world. Demand for technology services rebounded, as large organizations again demonstrated a need for assistance in designing, building, managing and modernizing their technology systems. Thus far in 2022, we have seen continuing demand for information technology services, as well as, declining economic growth, increased geopolitical tensions, lingering effects of the COVID-19 pandemic, inflationary pressures and government efforts to stem inflation. Although the risk of economic

Management Discussion (continued)

slowdowns in certain geographies has recently increased, most economists, including the International Monetary Fund, expect positive global macroeconomic growth in 2022 and 2023.

Financial Performance

For the three months ended September 30, 2022, we reported $4.2 billion in revenue, a decline of 9 percent when compared to the prior-year period, primarily driven by a 10-point negative impact from currency. United States revenue declined 2 percent, Japan revenue declined 16 percent, Principal Markets revenue declined 16 percent and Strategic Markets revenue increased 2 percent compared to the three months ended September 30, 2021. Net loss of $281 million improved by $409 million versus the prior year, primarily driven by lower tax expense, transaction-related costs and cost of services as a percentage of revenue.

For the six months ended September 30, 2022, we reported $8.5 billion in revenue, a decline of 9 percent when compared to the prior-year period, primarily driven by an 8-point negative impact from currency. United States revenue declined 3 percent, Japan revenue declined 15 percent, Principal Markets revenue declined 17 percent and Strategic Markets revenue increased 2 percent compared to the six months ended September 30, 2021. Net loss of $531 million improved by $548 million versus the prior year, primarily driven by lower tax expense, transaction-related costs and cost of services as a percentage of revenue.

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

Management Discussion (continued)

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and six months ended September 30, 2022 and 2021 and has incorporated the aforementioned updates in the historical periods presented. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended		Year-over-	Six Months Ended		Year-over-
	September 30,		Year Change	September 30,		Year Change
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenue
United States	$1,149	$1,175	(2)%	$2,317	$2,384	(3)%
Japan	614	730	(16)%	1,249	1,477	(15)%
Principal Markets	1,472	1,748	(16)%	2,988	3,590	(17)%
Strategic Markets	944	926	2%	1,914	1,879	2%
Total revenue	$4,179	$4,579	(9)%	$8,467	$9,330	(9)%
Revenue growth in constant currency(1)	1%	(6)%		(1)%	(5)%
Adjusted EBITDA(1)
United States	$167	$185	(10)%	$367	$460	(20)%
Japan	113	113	0%	228	254	(10)%
Principal Markets	57	62	(9)%	157	134	17%
Strategic Markets	111	177	(37)%	207	310	(33)%
Corporate and other(2)	(20)	(37)	NM	(40)	(85)	NM
Total adjusted EBITDA(1)	$428	$501	(15)%	$919	$1,072	(14)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Management Discussion (continued)

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
Net income (loss)	$(281)	$(690)	$(531)	$(1,079)
Provision for income taxes	61	224	107	300
Workforce rebalancing charges (benefits)	3	(1)	6	(12)
Transaction-related costs	68	270	171	443
Stock-based compensation expense	28	20	54	37
Interest expense	19	17	38	32
Depreciation expense	221	335	449	666
Amortization expense	301	321	609	672
Other adjustments *	9	7	18	14
Adjusted EBITDA (non-GAAP)	$428	$501	$919	$1,072
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs.

United States

	Three Months Ended		Year-over-	Six Months Ended		Year-over-
	September 30,		Year	September 30,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$1,149	$1,175	(2)%	$2,317	$2,384	(3)%
Adjusted EBITDA	167	185	(10)%	367	460	(20)%

For the three months ended September 30, 2022, United States revenue of $1.1 billion decreased 2 percent compared to the prior-year quarter, primarily driven by reduced signings in the prior year. Adjusted EBITDA decreased $18 million from the prior-year quarter, primarily driven by lower revenues and certain software agreements moving from prepaid and amortized agreements to monthly subscription agreements.

For the six months ended September 30, 2022, United States revenue of $2.3 billion decreased 3 percent compared to the prior-year six-month period, primarily driven by reduced signings in the prior year. Adjusted EBITDA decreased $93 million from the prior-year six-month period, primarily driven by lower revenues and certain software agreements moving from prepaid and amortized agreements to monthly subscription agreements. The prior-year period also included a $27 million benefit from a previously-reserved-for customer collection.

Japan

	Three Months Ended		Year-over-	Six Months Ended		Year-over-
	September 30,		Year	September 30,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$614	$730	(16)%	$1,249	$1,477	(15)%
Revenue growth in constant currency	6%	(2)%		3%	0%
Adjusted EBITDA	$113	$113	0%	$228	$254	(10)%

For the three months ended September 30, 2022, Japan revenue of $614 million decreased 16 percent compared to the prior-year quarter. Revenue decreased due to an unfavorable currency exchange rate impact of 22 points. Adjusted

Management Discussion (continued)

EBITDA was unchanged from the prior-year quarter, reflecting unfavorable currency impacts, offset by lower costs from our post-Separation commercial agreements with IBM.

For the six months ended September 30, 2022, Japan revenue of $1.2 billion decreased 15 percent compared to the prior-year six-month period. Revenue decreased due to an unfavorable currency exchange rate impact of 18 points. Adjusted EBITDA decreased $26 million from the prior-year six-month period, primarily driven by unfavorable currency impacts, partially offset by lower costs from our post-Separation commercial agreements with IBM.

Principal Markets

	Three Months Ended		Year-over-	Six Months Ended		Year-over-
	September 30,		Year	September 30,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$1,472	$1,748	(16)%	$2,988	$3,590	(17)%
Revenue growth in constant currency	(5)%	(6)%		(7)%	(5)%
Adjusted EBITDA	$57	$62	(9)%	$157	$134	17%

For the three months ended September 30, 2022, Principal Markets revenue of $1.5 billion decreased 16 percent compared to the prior-year quarter. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of 11 points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA decreased $5 million from the prior-year period, driven by unfavorable currency exchange rate movements.

For the six months ended September 30, 2022, Principal Markets revenue of $3.0 billion decreased 17 percent compared to the prior-year six-month period. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of 10 points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA increased $23 million from the prior-year period, primarily due to lower costs from our post-Separation commercial agreements with IBM and despite headwinds from unfavorable currency exchange rates.

Strategic Markets

	Three Months Ended		Year-over-	Six Months Ended		Year-over-
	September 30,		Year	September 30,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$944	$926	2%	$1,914	$1,879	2%
Revenue growth in constant currency	11%	(9)%		10%	(10)%
Adjusted EBITDA	$111	$177	(37)%	$207	$310	(33)%

For the three months ended September 30, 2022, Strategic Markets revenue of $944 million increased 2 percent compared to the prior-year quarter driven by recent signings of incremental business, partially offset by a 9-point headwind from currency exchange rates, primarily the Euro. Adjusted EBITDA decreased $66 million from the prior-year quarter, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation.

For the six months ended September 30, 2022, Strategic Markets revenue of $1.9 billion increased 2 percent compared to the prior-year six-month period driven by recent signings of incremental business, partially offset by an 8-point headwind from currency exchange rates, primarily the Euro. Adjusted EBITDA decreased $103 million from the prior-year period, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation.

Management Discussion (continued)

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $20 million in the three months ended September 30, 2022, compared to a loss of $37 million in the three months ended September 30, 2021. Corporate and other had an adjusted EBITDA loss of $40 million in the six months ended September 30, 2022, compared to a loss of $85 million in the six months ended September 30, 2021.

Costs and Expenses

	Three Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$4,179	$4,579	100.0%	100.0%	(9)%
Cost of services	3,613	4,071	86.5%	88.9%	(11)%
Selling, general and administrative expenses	706	705	16.9%	15.4%	0%
Workforce rebalancing charges (benefits)	3	(1)	0.1%	0.0%	NM
Transaction-related costs	68	270	1.6%	5.9%	(75)%
Interest expense	19	17	0.4%	0.4%	10%
Other expense (income)	(10)	(17)	(0.2)%	(0.4)%	NM
Income (loss) before income taxes	$(219)	$(466)

NM – not meaningful

Cost of services was 86.5% of revenue in the three months ended September 30, 2022, compared to 88.9% in the three months ended September 30, 2021, primarily driven by benefits realized from structural actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM. Selling, general and administrative expenses were 16.9% of revenue in 2022 compared to 15.4% in 2021, driven by costs associated with operating as an independent public company and the impact of currency on revenue compared to our U.S. dollar-denominated expenses. Transaction-related costs were 1.6% of revenue in 2022 compared to 5.9% in 2021, primarily driven by higher employee-retention expense and pre-spin consultancy expense incurred in the prior year. Interest expense was 0.4% of revenue in 2022 compared to 0.4% in 2021, and includes interest expense associated with the indebtedness we incurred in connection with our Separation in the fourth quarter of 2021. Other expense (income) was (0.2)% of revenue in 2022 compared to (0.4)% in 2021, driven by hedging activity to partially offset the unfavorable impacts of currency movements of the U.S. dollar against other major currencies.

	Six Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$8,467	$9,330	100.0%	100.0%	(9)%
Cost of services	7,290	8,233	86.1%	88.2%	(11)%
Selling, general and administrative expenses	1,400	1,419	16.5%	15.2%	(1)%
Workforce rebalancing charges (benefits)	6	(12)	0.1%	(0.1)%	NM
Transaction-related costs	171	443	2.0%	4.7%	(61)%
Interest expense	38	32	0.5%	0.3%	20%
Other expense (income)	(13)	(6)	(0.2)%	(0.1)%	NM
Income (loss) before income taxes	$(425)	$(780)

NM – not meaningful

Cost of services was 86.1% of revenue in the six months ended September 30, 2022, compared to 88.2% in the six months ended September 30, 2021, primarily driven by benefits realized from structural actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM. Selling, general and administrative expenses were 16.5% of revenue in 2022 compared to 15.2% in 2021, driven by costs associated with operating as an independent public company and the impact of currency on revenue compared to our U.S. dollar-denominated expenses. Transaction-related costs were 2.0% of revenue in 2022 compared to 4.7% in 2021, primarily driven by higher

Management Discussion (continued)

employee-retention expense and pre-spin consultancy expense incurred in the prior year. Interest expense was 0.5% of revenue in 2022 compared to 0.3% in 2021, and includes interest expense associated with the indebtedness we incurred in connection with our Separation in the fourth quarter of 2021. Other expense (income) was (0.2)% of revenue in 2022 compared to (0.1)% in 2021, driven by hedging activity to partially offset the unfavorable impacts of currency movements of the U.S. dollar against other major currencies.

Stock-Based Compensation

In the three months ended September 30, 2022, the Company granted equity and cash-based compensation awards to employees. These awards included 4 million restricted stock units that will vest ratably over four years; 2.4 million performance-conditioned stock units that are based on the attainment of operational milestones; and 0.7 million market-conditioned performance stock units that are based on the performance of the Company’s stock relative to that of its peers. Both types of performance-based awards will cliff vest based on the extent to which the performance criteria have been achieved as soon as practicable following the completion of the performance period on March 31, 2025. The total grant date fair value of the RSUs was determined using the stock price at the grant dates and will be recognized as stock-based compensation expense on a straight-line basis net of estimated forfeitures over the vesting period. The fair value of the performance-conditioned performance stock units ($10.62 per unit) was determined using the stock price at the grant date and will be adjusted and recognized as stock-based compensation expense based upon the probability of achievement of performance targets at each reporting period over the vesting period. The fair value of the market-conditioned performance stock units ($12.51 per unit) was determined at the grant date using a Monte Carlo simulation model and will be recognized as stock-based compensation expense on a straight-line basis net of estimated forfeitures over the vesting period. Dividend equivalents are not paid on the stock awards described above. The expense associated with these awards was $4 million during the three months ended September 30, 2022.

Transaction-Related Charges

The Company classifies certain expenses related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business. These costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation. Transaction-related charges totaled $68 million and $270 million for the three months ended September 30, 2022 and 2021, respectively. Transaction-related charges totaled $171 million and $443 million for the six months ended September 30, 2022 and 2021, respectively.

Income Taxes

The provision for income taxes for the three months ended September 30, 2022 was $61 million of expense, compared to $224 million of expense for the three months ended September 30, 2021. The provision for income taxes for the six months ended September 30, 2022 was $107 million of expense, compared to $300 million of expense for the six months ended September 30, 2021. Our income tax expense for the three and six months ended September 30, 2022 was primarily related to taxes on foreign operations and the increase in valuation allowances, primarily in the United States, against deferred tax assets that are not more likely than not to be realized. Our income tax expense for the three and six months ended September 30, 2021 was primarily due to the geographic mix of pretax income, changes in valuation allowances and tax charges related to the transfer of Kyndryl’s operations from IBM in contemplation of the Company’s Separation.

In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, the reversal of existing temporary differences and the feasibility of ongoing tax planning strategies and actions. Estimates of future taxable income and loss could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

Management Discussion (continued)

Financial Position

Dynamics

Total assets of $11.6 billion decreased by $1.8 billion (and decreased by $738 million adjusted for currency) from March 31, 2022, primarily driven by: a decrease of $692 million in accounts receivable due to collections and sales of accounts receivables outpacing additions to our receivables balance and currency impacts; a decrease in cash and cash equivalents of $246 million primarily due to currency impacts; a decrease in deferred costs of $258 million due to currency impacts and amortization outpacing additions as higher vendor billings for prepaid software typically occurred in the first calendar quarter; a decrease in property and equipment of $242 million due to currency impacts; and a decrease in operating right-of-use assets of $219 million due to payments, streamlining of office space and currency impacts.

Total liabilities of $9.9 billion decreased by $848 million (and decreased by $130 million adjusted for currency) from March 31, 2022, primarily as a result of: a decrease in accrued contract costs of $240 million due to timing of vendors billing Kyndryl for the first time as an independent company in the prior period; a decrease in deferred income of $235 million mainly due to the Company’s advanced annual billing with certain customers in the prior period and currency impacts; a decrease in operating lease liabilities of $210 million due to payments and currency impacts; and a decrease in retirement and nonpension postretirement benefit obligations of $91 million mainly due to currency impacts. Total equity of $1.7 billion decreased $1.0 billion from March 31, 2022 due to our comprehensive loss in the period.

Working Capital

	September 30,	March 31,
(Dollars in millions)	2022	2022
Current assets	$4,964	$6,092
Current liabilities	4,579	5,058
Working capital	$385	$1,035

Working capital decreased $649 million from March 31, 2022. Current assets decreased $1.1 billion (and decreased $668 million adjusted for currency) primarily driven by: a decrease of $692 million in accounts receivable due to collections and sales of accounts receivables outpacing additions and currency impacts; and a decrease of $246 million in cash and cash equivalents primarily due to currency impacts. Current liabilities decreased $479 million (and decreased $8 million adjusted for currency) as a result of a decrease in current accrued contract costs of $240 million, and a decrease in deferred income (current) of $156 million due to advanced billing with certain customers in the prior period and currency impacts.

Noncurrent Assets and Liabilities

Noncurrent assets of $6.7 billion at September 30, 2022 decreased by $685 million (and decreased by $70 million adjusted for currency) compared to March 31, 2022, primarily driven by a decline in property and equipment of $242 million and a decline in right-of-use assets of $219 million.

Noncurrent liabilities of $5.3 billion at September 30, 2022 decreased $369 million (and decreased by $121 million adjusted for currency) compared to March 31, 2022, mainly driven by a decrease in operating lease liabilities (noncurrent portion) of $158 million and a decrease in retirement and nonpension postretirement benefit obligations of $91 million due to currency impacts.

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Six Months Ended September 30,
(Dollars in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$491	$(397)
Investing activities	(516)	(325)
Financing activities	(69)	1,432
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(160)	(9)
Net change in cash, cash equivalents and restricted cash	$(253)	$701

Net cash provided by operating activities was $491 million in the six months ended September 30, 2022, compared to net cash used of $397 million in the prior-year period. This change was driven by our reduced net loss and lower accounts receivable.

Net cash used by investing activities was $516 million in the six months ended September 30, 2022, compared to a net cash use of $325 million in the prior-year period. Capital expenditures consist of payments for property and equipment, and purchased and internally-developed software.

Net cash used by financing activities totaled $69 million in the six months ended September 30, 2022, compared to net cash provided by financing activities of $1.4 billion in the prior-year period. This change was driven by net transfers from former Parent of $1.3 billion in the prior-year period, which did not continue post-Separation, and proceeds of $140 million from a bank loan initiated in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three and six months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in billions)	2022	2021	2022	2021
Total signings	$2.5	$2.8	$5.4	$6.6

The following table presents the total contract value for the Company’s signings greater than $100 million for new and existing customers for the three and six months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2022	2021	2022	2021
New customers	$—	$—	$—	$—
Existing customers	$443	$564	$818	$2,132

Signings decreased by $387 million, or 14%, for the three months ended September 30, 2022 compared to the prior-year period, primarily driven by a 9-point negative impact from currency. Signings decreased by $1,209 million, or 18%, for the six months ended September 30, 2022 compared to the prior-year six-month period, in part because our two largest signings in calendar 2021, aggregating $0.9 billion, both occurred in the quarter ended June 30, 2021. Additionally, currency had an 8-point negative impact to signings for the six months ended September 30, 2022. Management uses signings as a tool to monitor the performance of the business including the business’ ability to attract new customers and sell additional scope into our existing customer base. There are no third-party standards or

Management Discussion (continued)

requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we completed a registered offer to exchange each series of Notes for new notes with substantially identical terms during the quarter ended September 30, 2022.

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

Management Discussion (continued)

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

Transfers of Financial Assets

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

The proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Proceeds from receivables sold to third parties under this program were $722 million and $1.3 billion for the three and six months ended September 30, 2022, respectively. Prior to the Separation, the gross amount of the Company’s receivables sold to third parties and the financing division of our former Parent was $537 million and $1.3 billion for the three and six months ended September 30, 2021, respectively. The fees associated with the transfers of receivables were $12 million and $20 million for the three and six months ended September 30, 2022, respectively, and immaterial for the three and six months ended September 30, 2021, respectively.

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

Management Discussion (continued)

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
10.1

The Amended and Restated Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 29, 2022, and is hereby incorporated by reference.

10.2

The Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2022, and is hereby incorporated by reference.

10.3	Form of LTPP equity award agreement for performance share units (Fiscal 2023)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	November 4, 2022
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)