Form 10-Q
period 2022-12-31
Kyndryl Holdings, Inc.
filed 2023-02-09
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at February 2, 2023 was 227,505,040.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues *	$4,303	$4,556	$12,771	$13,886

Cost of services **	$3,596	$3,999	$10,886	$12,233
Selling, general and administrative expenses	731	643	2,131	2,062
Workforce rebalancing charges (benefits)	10	(1)	16	(13)
Transaction-related costs	48	129	218	572
Impairment expense	—	469	—	469
Interest expense	27	18	65	50
Other expense (income)	30	19	16	13
Total costs and expenses	$4,441	$5,276	$13,333	$15,385

Income (loss) before income taxes	$(138)	$(720)	$(563)	$(1,499)
Provision for (benefit from) income taxes	$(32)	$11	$74	$311
Net income (loss)	$(106)	$(731)	$(637)	$(1,810)

Basic earnings (loss) per share	$(0.47)	$(3.26)	$(2.81)	$(8.07)
Diluted earnings (loss) per share	$(0.47)	$(3.26)	$(2.81)	$(8.07)

Weighted-average basic shares outstanding	227.0	224.2	226.4	224.1
Weighted-average diluted shares outstanding	227.0	224.2	226.4	224.1

* Including related-party revenue of $260 for the three months ended December 31, 2021 and including related-party revenue of $287 and $550 for the nine months ended December 31, 2022 and 2021, respectively.

** Including related-party cost of services of $1,100 for the three months ended December 31, 2021 and including related-party cost of services of $1,382 and $2,973 for the nine months ended December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$(106)	$(731)	$(637)	$(1,810)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	260	400	(229)	290
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(4)	1	(9)	4
Reclassification of (gains) losses to net income	2	(1)	1	(1)
Total unrealized gains (losses) on cash flow hedges	(2)	1	(8)	3
Retirement-related benefit plans:
Prior service costs (credits)	—	1	—	1
Net gains (losses) arising during the period	—	72	—	67
Curtailments and settlements	—	3	—	3
Amortization of net (gains) losses	10	19	30	41
Total retirement-related benefit plans	10	94	30	112
Other comprehensive income (loss), before tax	267	495	(207)	405
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3)	(24)	(7)	(29)
Other comprehensive income (loss), net of tax	265	470	(214)	375
Total comprehensive income (loss)	$159	$(262)	$(850)	$(1,435)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	December 31,	March 31,
	2022	2022
Assets:
Current assets:
Cash and cash equivalents	$2,002	$2,134
Restricted cash	14	20
Accounts receivable (net of allowances of $34 at December 31, 2022 and $44 at March 31, 2022)*	1,539	2,271
Deferred costs (current portion)	927	1,143
Prepaid expenses and other current assets	486	525
Total current assets	$4,967	$6,092

Property and equipment, net	$2,762	$2,834
Operating right-of-use assets, net	1,115	1,312
Deferred costs (noncurrent portion)	1,186	1,244
Deferred taxes	478	555
Goodwill	812	823
Intangible assets, net	158	145
Pension assets	58	61
Other noncurrent assets	315	375
Total assets	$11,851	$13,442

Liabilities:
Current liabilities:
Accounts payable**	$1,719	$1,555
Value-added tax and income tax liabilities	245	284
Short-term debt	103	96
Accrued compensation and benefits	388	509
Deferred income (current portion)	817	882
Operating lease liabilities (current portion)	329	374
Accrued contract costs	402	676
Other accrued expenses and liabilities	604	682
Total current liabilities	$4,607	$5,058

Long-term debt	$3,097	$3,127
Retirement and nonpension postretirement benefit obligations	660	716
Deferred income (noncurrent portion)	377	452
Operating lease liabilities (noncurrent portion)	790	928
Other noncurrent liabilities	389	449
Total liabilities	$9,920	$10,730
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: December 31, 2022 – 229.3, March 31, 2022 – 224.5)	$4,397	$4,315
Accumulated deficit	(1,241)	(605)
Treasury stock, at cost (shares: December 31, 2022 – 1.8, March 31, 2022 – 0.2)	(21)	(4)
Accumulated other comprehensive income (loss)	(1,303)	(1,089)
Total stockholders’ equity before non-controlling interests	$1,832	$2,618
Non-controlling interests	99	94
Total equity	$1,930	$2,711
Total liabilities and equity	$11,851	$13,442

* Including related-party accounts receivable of $343 at March 31, 2022.

** Including related-party accounts payable of $806 at March 31, 2022.

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(637)	$(1,810)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	681	960
Depreciation of right-of-use assets	285	229
Amortization of transition costs and prepaid software	909	955
Amortization of capitalized contract costs	337	403
Amortization of intangible assets	36	30
Goodwill impairment	—	469
Stock-based compensation	81	56
Deferred taxes	5	(418)
Net (gain) loss on asset sales and other	(17)	12
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,063)	(1,071)
Right-of-use assets and liabilities (excluding depreciation)	(275)	(256)
Workforce rebalancing liabilities	(1)	(204)
Receivables	647	(938)
Accounts payable	235	224
Taxes (including items settled with former Parent in prior-year period)	(36)	920
Other assets and other liabilities	(418)	650
Net cash provided by operating activities	$769	$209

Cash flows from investing activities:
Capital expenditures	$(711)	$(572)
Proceeds from disposition of property and equipment	20	100
Other investing activities, net	(8)	(1)
Net cash used in investing activities	$(699)	$(472)

Cash flows from financing activities:
Debt repayments	$(83)	$(71)
Proceeds from issuance of debt, net of debt issuance costs	—	3,035
Net transfers to Parent	—	(490)
Common stock repurchases for tax withholdings	(17)	(1)
Net cash provided by (used in) financing activities	$(100)	$2,472

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(109)	$(19)
Net change in cash, cash equivalents and restricted cash	$(138)	$2,190

Cash, cash equivalents and restricted cash at April 1	$2,154	$50
Cash, cash equivalents and restricted cash at December 31	$2,016	$2,240

Supplemental data
Income taxes paid, net of refunds received	$109	$12
Interest paid on debt	$89	$2

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2022	226.8	$4,370	$—	$(1,567)	$(17)	$(1,136)	$96	$1,746
Net income (loss)						(106)		(106)
Other comprehensive income (loss), net of tax				265				265
Common stock issued under employee plans	1.1	27						27
Purchases of treasury stock	(0.4)				(4)			(4)
Changes in non-controlling interests							2	2
Equity – December 31, 2022	227.5	$4,397	$—	$(1,303)	$(21)	$(1,241)	$99	$1,930

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2021	—	$—	$7,102	$(1,614)	$—	$—	$51	$5,539
Net income (loss)			(355)			(375)		(731)
Other comprehensive income (loss), net of tax				470				470
Issuance of common stock and reclassification of net transfers from Parent	224.1	4,271	(6,747)					(2,476)
Common stock issued under employee plans	0.1	13						13
Purchases of treasury stock	(0.0)				(1)			(1)
Changes in non-controlling interests							(49)	(49)
Equity – December 31, 2021	224.2	$4,284	$—	$(1,143)	$(1)	$(375)	$3	$2,767

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY – (CONTINUED)

(In millions)

(Unaudited)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)						(637)		(637)
Other comprehensive income (loss), net of tax				(214)				(214)
Common stock issued under employee plans	4.5	81						81
Purchases of treasury stock	(1.5)				(17)			(17)
Changes in non-controlling interests							5	5
Equity – December 31, 2022	227.5	$4,397	$—	$(1,303)	$(21)	$(1,241)	$99	$1,930

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2021	—	$—	$6,027	$(1,182)	$—	$—	$57	$4,902
Net income (loss)			(1,434)			(375)		(1,810)
Other comprehensive income (loss), net of tax				375				375
Issuance of common stock and reclassification of net transfers from Parent	224.1	4,271	(4,593)	(338)				(660)
Common stock issued under employee plans	0.1	13						13
Purchases of treasury stock	(0.0)				(1)			(1)
Changes in non-controlling interests							(55)	(55)
Equity – December 31, 2021	224.2	$4,284	$—	$(1,143)	$(1)	$(375)	$3	$2,767

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

New Standards to be Implemented

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The roll-forward information is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact that this amended guidance will have on the Company’s financial statements.

In December 2022, the FASB issued guidance deferring the sunset date of ASC 848, Reference Rate Reform to December 31, 2024. The FASB previously issued temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of markets transitioning from the use of LIBOR and other interbank offered rates to alternative reference rates. The Company has evaluated the impact of the amended guidance and concluded that the guidance will not have a material impact on the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (continued)

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

At December 31, 2022, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $39.6 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the next two years, approximately 34 percent in the subsequent three years, and the balance thereafter.

During the three and nine months ended December 31, 2022, revenue decreased by $3 million and increased by $4 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	December 31,	March 31,
(Dollars in millions)	2022	2022
Accounts receivable (net of allowances of $34 at December 31, 2022 and $44 at March 31, 2022) *	$1,539	$2,271
Contract assets **	30	41
Deferred income (current)	817	882
Deferred income (noncurrent)	377	452
*	Including unbilled receivable balances of $382 million at December 31, 2022 and $473 million at March 31, 2022.
**

Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and nine months ended December 31, 2022 that was included within the deferred income balance at the beginning of the period was $249 million and $496 million, respectively.

Notes to Consolidated Financial Statements (continued)

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the nine months ended December 31, 2022 and the nine months ended December 31, 2021.

	Nine Months Ended	Nine Months Ended
(Dollars in millions)	December 31, 2022	December 31, 2021
Beginning balance	$44	$90
Additions (releases)	5	(21)
Write-offs	(8)	(4)
Other *	(6)	(21)
Ending balance	$34	$44
*	Primarily represents currency translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and nine months ended December 31, 2022 and 2021. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of December 31, 2022 and March 31, 2022.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at December 31, 2022 and March 31, 2022:

	December 31,	March 31,
(Dollars in millions)	2022	2022
Deferred transition costs	$863	$961
Prepaid software costs	661	806
Capitalized costs to fulfill contracts	279	302
Capitalized costs to obtain contracts	310	318
Total deferred costs *	$2,112	$2,387
*	Of the total deferred costs, $927 million was current and $1,186 million was noncurrent at December 31, 2022, and $1,143 million was current and $1,244 million was noncurrent at March 31, 2022.

The amount of total deferred costs amortized for the three months ended December 31, 2022 was $440 million, composed of $87 million of amortization of deferred transition costs, $239 million of amortization of prepaid software and $114 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the nine months ended December 31, 2022 was $1,246 million, composed of $259 million of amortization of deferred transition costs, $650 million of amortization of prepaid software and $337 million of amortization of capitalized contract costs.

Notes to Consolidated Financial Statements (continued)

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased assets, charges related to lease termination, transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs, and foreign currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments. The Company has recast the prior-period results to reflect the change in segment structure that became effective in the fourth quarter of 2021. In addition, during the three months ended March 31, 2022, the Company updated certain allocation methodologies related to its measure of segment adjusted EBITDA and has accordingly recast the prior-period information to reflect these updates, which did not change the aggregate amount of segment adjusted EBITDA.

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

The following table reflects the results of the Company’s segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Revenue
United States	$1,265	$1,193	$3,581	$3,577
Japan	606	683	1,855	2,160
Principal Markets	1,472	1,670	4,460	5,260
Strategic Markets	961	1,010	2,874	2,889
Total revenue	$4,303	$4,556	$12,771	$13,886
Segment adjusted EBITDA
United States	$271	$202	$639	$662
Japan	90	124	318	378
Principal Markets	91	155	248	289
Strategic Markets	145	134	352	444
Total segment adjusted EBITDA	$597	$615	$1,556	$1,773

Notes to Consolidated Financial Statements (continued)

The following table reconciles consolidated pretax income (loss) to segment adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Pretax income (loss)	$(138)	$(720)	$(563)	$(1,499)
Workforce rebalancing charges (benefits)	10	(1)	16	(13)
Transaction-related costs	48	129	218	572
Stock-based compensation expense	29	18	81	56
Impairment expense	—	469	—	469
Interest expense	27	18	65	50
Depreciation expense	232	294	681	960
Amortization expense	336	312	945	984
Corporate expense not allocated to the segments	16	28	57	113
Other adjustments *	37	67	55	81
Segment adjusted EBITDA	$597	$615	$1,556	$1,773
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs, significant litigation costs and charges related to ceasing to use leased assets.

NOTE 5. TAXES

For the three months ended December 31, 2022, the Company’s effective tax rate was 23.2%, compared to (1.5%) for the three months ended December 31, 2021. For the nine months ended December 31, 2022, the Company’s effective tax rate was (13.1%), compared to (20.7%) for the nine months ended December 31, 2021. The Company’s positive effective tax rate for the three months ended December 31, 2022 reflects a tax benefit on a pretax loss resulting from return-to-provision adjustments recorded in that period. The Company’s negative effective tax rates for the nine months ended December 31, 2022 and in 2021 reflect a tax expense on a pretax book loss in those periods. For the three and nine months ended December 31, 2022, income taxes are computed using the estimated annual effective tax rate applicable to the fiscal year ending March 31, 2023.

The Company’s effective tax rate for the three months ended December 31, 2022 was higher than the Company’s statutory tax rate primarily due to a benefit recorded during the period resulting from return-to-provision adjustments related to the filing of certain 2021 income tax returns. The Company’s effective tax rate for the nine months ended December 31, 2022 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and an increase in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized, partially offset by the benefit resulting from return-to-provision adjustments. For the three and nine months ended December 31, 2022, the additions to valuation allowance primarily relate to a valuation allowance established against certain deferred tax assets in the United States.

The Company’s effective tax rate for the three months ended December 31, 2021 was lower than the Company’s statutory tax rate primarily due to the geographic mix of pretax income and nondeductible goodwill impairment. The Company’s effective tax rate for the nine months ended December 31, 2021 was lower than the Company’s statutory tax rate primarily due to the geographic mix of pretax income, changes in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized, and tax charges related to the transfer of Kyndryl’s operations from IBM in contemplation of the Company’s Separation.

Notes to Consolidated Financial Statements (continued)

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following tables provide the computation of basic and diluted earnings per share of common stock for the three and nine months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2022	2021	2022	2021
Net income (loss) on which basic and diluted earnings per share is calculated	$(106)	$(731)	$(637)	$(1,810)
Number of shares on which basic and diluted earnings per share is calculated	227.0	224.2	226.4	224.1

Basic earnings (loss) per share	$(0.47)	$(3.26)	$(2.81)	$(8.07)
Diluted earnings (loss) per share	(0.47)	(3.26)	(2.81)	(8.07)

Prior to the Separation, the Company did not have any publicly-traded common stock or equivalents issued and outstanding. Accordingly, for periods prior to the Separation, the number of shares used in the calculation of basic and diluted earnings per share were based on the 224.1 million shares distributed on the Separation Date.

For the three and nine months ended December 31, 2022, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

(In millions)
Nonvested restricted stock units issued and outstanding	9.9
Nonvested performance-based stock units	2.5
Nonvested market-conditioned performance awards	2.4
Stock options issued and outstanding	3.7
Total	18.6

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

Financial Assets and Liabilities Measured at Fair Value

The gross balances of derivative assets contained within prepaid expenses and other current assets in the Consolidated Balance Sheet were $32 million at December 31, 2022 and $9 million at March 31, 2022. The gross balances of derivative liabilities contained within other accrued expenses and liabilities, and other noncurrent liabilities in the Consolidated Balance Sheet were $9 million at December 31, 2022 and $2 million at March 31, 2022. The fair value of derivatives is the difference between the contractual forward price and the current available forward price for the residual maturity of the contract using observable market rates and is categorized as Level 2 in the fair value hierarchy.

The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures in the event of default or breach. However, in the Consolidated Balance Sheet, the Company does not offset derivative assets against liabilities with counterparties in master netting arrangements by counterparty, and there was no derivative instruments activity impacted by master netting agreements at December 31, 2022 and March 31, 2022.

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

The Company has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at December 31, 2022 and March 31, 2022 was $775 million and $972 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active

Notes to Consolidated Financial Statements (continued)

markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of each of December 31, 2022 and March 31, 2022, and an estimated fair value of $2.3 billion and $2.7 billion as of December 31, 2022 and March 31, 2022, respectively.

Financial assets are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized at the time of the transfer. An agreement with third-party financial institutions executed in November 2021 enabled us to sell, at any one time, on a revolving basis, up to $1.1 billion of our trade receivables with payment terms from three to nine months and was subsequently amended to decrease such amount to $1.0 billion. This agreement was further amended during the quarter ended December 31, 2022 to provide that we may sell an additional amount of trade receivables with payment terms of less than three months, contingent on the approval of the counterparty to purchase such receivables, with no defined limit on such sales. In the quarter ended June 30, 2022, the Company entered into a separate agreement, in which the sale of receivables is contingent on the approval of the counterparty with no defined facility limit.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $930 million and $2.3 billion for the three and nine months ended December 31, 2022, respectively. Gross proceeds from receivables sold to third parties and the financing division of our former Parent were $472 million and $1.7 billion for the three and nine months ended December 31, 2021, respectively. The fees associated with the transfers of receivables were $14 million and $34 million for the three and nine months ended December 31, 2022, respectively, and immaterial for the three and nine months ended December 31, 2021, respectively.

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

At December 31, 2022 and March 31, 2022, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $285 million and $216 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At December 31, 2022 and March 31, 2022, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

Notes to Consolidated Financial Statements (continued)

At December 31, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred losses of $5 million (before taxes) in accumulated other comprehensive income (“AOCI”). At March 31, 2022, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred gains of $3 million (before taxes) in AOCI. The Company estimates that $5 million (before taxes) of deferred net losses on derivatives in AOCI at December 31, 2022 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Subsidiary Cash and Foreign Currency Asset / Liability Management

The Company uses global treasury centers to manage the cash of its subsidiaries. These centers principally use currency swaps to convert cash flows in a cost-effective manner. Changes in fair value of derivatives not designated as hedges are reported in earnings in other (income) and expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other (income) and expense in the Consolidated Income Statement. At December 31, 2022 and March 31, 2022, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $1.7 billion and $945 million, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of cash flow hedges and derivatives not designated as hedging instruments are recorded, and the total effect of hedge activity on these income and expense line items are as follows:

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the three months ended December 31:	2022	2021	2022	2021
Cost of services	$3,596	$3,999	$(2)	$1
Other expense (income)	30	19	43	4

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated	Recognized on		Attributable to Risk
For the three months	Income Statement	Derivatives		Being Hedged
ended December 31:	Line Item	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$43	$4	NA	NA
Total		$43	$4	$—	$—

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)	Recognized		Consolidated	Reclassified
For the three months	in OCI		Income Statement	from AOCI
ended December 31:	2022	2021	Line Item	2022	2021
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(4)	$4	Cost of services	$(2)	$1
Total	$(4)	$4		$(2)	$1

NA - not applicable

Notes to Consolidated Financial Statements (continued)

			Gains (Losses) from
(Dollars in millions)	Total		Hedge Activity
For the nine months ended December 31:	2022	2021	2022	2021
Cost of services	$10,886	$12,233	$(1)	$1
Other expense (income)	16	13	27	4

	Gain (Loss) Recognized in Consolidated Income Statement
(Dollars in millions)	Consolidated	Recognized on		Attributable to Risk
For the nine months	Income Statement	Derivatives		Being Hedged
ended December 31:	Line Item	2022	2021	2022	2021
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$27	$4	NA	NA
Total		$27	$4	$—	$—

	Gain (Loss) Recognized in Consolidated Income Statement and Other Comprehensive Income
(Dollars in millions)	Recognized		Consolidated	Reclassified
For the nine months	in OCI		Income Statement	from AOCI
ended December 31:	2022	2021	Line Item	2022	2021
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(9)	$4	Cost of services	$(1)	$1
Total	$(9)	$4		$(1)	$1

NA - not applicable

For the three and nine months ended December 31, 2022 and 2021, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business. For the three and nine months ended December 31, 2022 and 2021, amounts recognized in OCI and reclassified from AOCI were immaterial, as the gains and losses from maturing and revalued cash flow hedges on various currencies offset each other.

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

The following table summarizes total consideration transferred, fair value of net assets acquired, net liabilities assumed and goodwill for the Exa transaction:

March 31,
(Dollars in millions)	2022
Cash consideration	$107
Non-controlling interest	102
Total enterprise value	$209

Cash acquired	$59
Net liabilities assumed, excluding cash	(16)
Deferred tax liabilities arising from acquired intangibles	(32)
Intangible assets *	107
Goodwill	91
Total purchase price allocation	$209

* Intangible assets acquired consist of $16 million of patents and trademarks and $91 million of customer relationships.

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At December 31, 2022			At March 31, 2022
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$61	$(16)	$45	$16	$(16)	$1
Customer relationships*	232	(132)	100	229	(100)	129
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks*	18	(5)	13	18	(2)	16
Total	$331	$(173)	$158	$283	$(138)	$145

* Amounts at December 31, 2022 include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $13 million during the nine months ended December 31, 2022, primarily due to additions to capitalized software and foreign currency translation. The aggregate intangible asset amortization expense was $11 million and $36 million for the three and nine months ended December 31, 2022, compared to $11 million and $30 million for the three and nine months ended December 31, 2021. The amortization expense for these periods primarily relate to assets acquired via business combinations.

Notes to Consolidated Financial Statements (continued)

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at December 31, 2022:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2023 (remaining three months)	$1	$9	$1	$10
2024	12	27	3	43
2025	12	24	3	39
2026	10	20	3	34
2027	9	17	3	29
Thereafter	—	2	—	2

Goodwill

The changes in the goodwill balances by segment for the nine months ended December 31, 2022 were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	March 31, 2022	Adjustments*	December 31, 2022
United States	$—	$—	$—
Japan	506	(10)	495
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$823	$(10)	$812

* Primarily related to foreign currency translation.

Management reviews goodwill for impairment annually during the fourth quarter of the calendar year and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

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

We prepared our impairment test as of October 1, 2022 and determined that the fair values of each of our reporting units exceeded net book value by more than 50%. Among our reporting units, the narrowest difference between the calculated fair value and net book value was in our Principal Markets segment’s Canada reporting unit, whose calculated fair value exceeded its net book value by 53%. Future developments related to macroeconomic factors, including increases to the discount rate used, or changes to other inputs and assumptions, including revenue growth, could reduce the fair value of this and/or other reporting units and lead to impairment. There were no goodwill impairment losses recorded for the nine months ended December 31, 2022. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

Notes to Consolidated Financial Statements (continued)

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			December 31,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2022	2022
Unsecured floating-rate term loan	5.42%*	November 2024	$500	$500
Commercial loan agreement	3.00%	July 2026	102	123
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations **	2.29%	2023-2027	216	219
			$3,218	$3,242
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			13	15
Less: Current maturities of long-term debt			103	96
Total long-term debt			$3,097	$3,127

* Floating rate calculated as of December 31, 2022, using a rate equal to one-month U.S. dollar LIBOR plus 1.125%.

** Finance lease obligations presented using the weighted-average interest rate and calendar-year maturity dates.

Contractual obligations of long-term debt outstanding at December 31, 2022, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2023 (remaining three months)	$7
2024	28
2025	529
2026	29
2027	710
Thereafter	1,700
Total	$3,002

*    Contractual obligations approximate scheduled repayments.

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”) for our future liquidity needs.

The Revolving Credit Agreement expires, unless extended, in October 2026. Interest rates on borrowings under the Revolving Credit Agreement are based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. The total expense recorded by the Company for the Revolving Credit Agreement was not material in any of the periods presented.

We may voluntarily prepay borrowings under the Revolving Credit Agreement without premium or penalty, subject to customary “breakage” costs. The Revolving Credit Agreement includes certain customary mandatory prepayment provisions.

Notes to Consolidated Financial Statements (continued)

Interest on Debt

Interest expense for the three and nine months ended December 31, 2022 was $27 million and $65 million, compared to $18 million and $50 million for the three and nine months ended December 31, 2021. Most of the interest for the pre-Separation period presented in the historical Consolidated Income Statement reflects the allocation of interest expense associated with debt issued by IBM from which a portion of the proceeds benefited Kyndryl.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at December 31, 2022 and March 31, 2022 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. Certain of these commitments were allocated to the Company as part of the Separation from its former Parent. The Company has determined that these commitments may exceed the Company’s needs over the next four to six years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it would record the future charges for any payments related to excess commitments as cost of services. The Company’s overall contractual commitments have decreased compared to information reported in the Company’s last annual filings due to contract renegotiation and attainments outpacing new additions.

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

The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with the relevant accounting guidance, the Company provides disclosures of matters for which the likelihood of material loss is at least reasonably possible. In addition, the Company may also disclose matters based on its consideration of other matters and qualitative factors.

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

Notes to Consolidated Financial Statements (continued)

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

NOTE 11. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and nine months ended December 31, 2022 and 2021:

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended December 31, 2022:
Foreign currency translation adjustments	$260	$—	$260
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$—	$(4)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(2)	$—	$(2)
Retirement-related benefit plans*:
Amortization of net (gains) losses	$10	$(3)	$7
Total retirement-related benefit plans	$10	$(3)	$7
Other comprehensive income (loss)	$267	$(3)	$265

For the three months ended December 31, 2021:
Foreign currency translation adjustments	$400	$—	$400
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$1	$—	$1
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$1	$—	$1
Retirement-related benefit plans*:
Prior service costs (credits)	$1	$(2)	$(1)
Net gains (losses) arising during the period	72	(18)	54
Curtailments and settlements	3	(1)	2
Amortization of net (gains) losses	19	(3)	16
Total retirement-related benefit plans	$94	$(24)	$70
Other comprehensive income (loss)	$495	$(24)	$470
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the nine months ended December 31, 2022:
Foreign currency translation adjustments	$(229)	$—	$(229)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(9)	$2	$(7)
Reclassification of (gains) losses to net income	1	—	1
Total unrealized gains (losses) on cash flow hedges	$(8)	$2	$(6)
Retirement-related benefit plans*:
Amortization of net (gains) losses	$30	$(9)	$21
Total retirement-related benefit plans	$30	$(9)	$21
Other comprehensive income (loss)	$(207)	$(7)	$(214)

For the nine months ended December 31, 2021:
Foreign currency translation adjustments	$290	$—	$290
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$4	$—	$4
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Prior service costs (credits)	$1	$(2)	$(1)
Net gains (losses) arising during the period	67	(16)	51
Curtailments and settlements	3	(1)	2
Amortization of net (gains) losses	41	(9)	32
Total retirement-related benefit plans	$112	$(29)	$84
Other comprehensive income (loss)	$405	$(29)	$375

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
October 1, 2022	$(1)	$(1,223)	$(343)	$(1,567)
Other comprehensive income (loss)	(2)	260	7	265
December 31, 2022	$(3)	$(963)	$(336)	$(1,303)

October 1, 2021	$3	$(1,084)	$(534)	$(1,614)
Other comprehensive income (loss)	1	400	70	470
December 31, 2021	$3	$(684)	$(463)	$(1,143)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(6)	(229)	21	(214)
December 31, 2022	$(3)	$(963)	$(336)	$(1,303)

April 1, 2021	$—	$(974)	$(208)	$(1,182)
Net transfers from Parent	—	—	(338)	(338)
Other comprehensive income (loss)	3	290	84	375
December 31, 2021	$3	$(684)	$(463)	$(1,143)

*	Foreign currency translation adjustments are presented gross.

Notes to Consolidated Financial Statements (continued)

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic benefit cost for the retirement-related benefit plans recognized in the Consolidated Income Statement, excluding defined contribution plans, for the three and nine months ended December 31, 2022 and 2021.

(Dollars in millions)	Defined Benefit Pension Plans		Nonpension Postretirement Benefit Plans
For the three months ended December 31:	2022	2021	2022	2021
Service cost	$12	$16	$—	$—
Interest cost(1)	9	6	—	1
Expected return on plan assets(1)	(10)	(12)	—	—
Recognized actuarial losses (gains)(1)	10	19	—	—
Curtailments and settlements(1)	—	2	—	—
Multi-employer plans and other costs(2)	—	1	—	—
Net periodic benefit cost	$20	$33	$—	$1

(Dollars in millions)	Defined Benefit Pension Plans		Nonpension Postretirement Benefit Plans
For the nine months ended December 31:	2022	2021	2022	2021
Service cost	$36	$58	$1	$2
Interest cost(1)	27	10	—	1
Expected return on plan assets(1)	(32)	(25)	—	(1)
Recognized actuarial losses (gains)(1)	30	41	—	—
Curtailments and settlements(1)	—	2	—	—
Multi-employer plans and other costs(2)	4	4	—	—
Net periodic benefit cost	$64	$90	$1	$2
(1)	These components of net periodic benefit cost are included in other expense (income) in the Consolidated Income Statement.
(2)	Multi-employer plan costs represent required contributions for the period to multi-employer plans, which are plans sponsored by third parties. The Company recognizes expense in connection with multi-employer plans as operating costs as contributions are funded.

The Company estimates contributions to its defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans for fiscal year 2023 to be approximately $37 million. These amounts generally represent legally mandated minimum contributions. During the three and nine months ended December 31, 2022, Company contributions paid to the defined benefit pension plans, multi-employer plans and nonpension postretirement benefit plans were $15 million and $27 million, respectively.

NOTE 13. TRANSACTIONS WITH FORMER PARENT

Change in Beneficial Ownership

IBM transferred all of its 19.9% retained interest in Kyndryl common stock to a third-party financial institution through exchange agreements in May and August 2022. IBM ceased to be a related party of Kyndryl in August 2022. Transactions related to former Parent after August 11, 2022 are no longer reported as related-party activities. As a result, there was no related party revenue or cost of services recognized for the three months ended December 31, 2022.

Revenue and Purchases related to Former Parent

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $260 million for the three months ended December 31, 2021. Revenue generated from these services was $287 million and $550 million for the nine months ended December 31, 2022 and 2021, respectively. No related party revenue was recognized after August 2022.

Notes to Consolidated Financial Statements (continued)

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $1.1 billion for the three months ended December 31, 2021. Related-party costs of $1.1 billion for the quarter ended December 31, 2021 included $386 million pre-Separation costs and $714 million post-Separation costs. Total cost of services was $1.4 billion and $3.0 billion for the nine months ended December 31, 2022 and 2021, respectively. No related party cost of services was recognized after August 2022.

Capital Expenditures with Former Parent

Capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $89 million and $212 million for the nine months ended December 31, 2022 and 2021, respectively. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, approximately $265 million of upgraded hardware over a two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet. For the three and nine months ended December 31, 2022, $21 million and $41 million, respectively, of the upgraded hardware committed by IBM was delivered to Kyndryl. Accordingly, such balance was transferred from other assets (noncurrent) to property and equipment on the Balance Sheet and recognized as non-cash investing activity. The Company intends to recognize depreciation expense related to such equipment over its useful life of five years, consistent with its depreciation policy.

Related Party Agreements

On November 2, 2021, in connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. Such agreements were described in our 2021 Annual Report.

Allocation of Corporate Expenses

Post-Separation, general corporate expenses from IBM were no longer allocated to Kyndryl; therefore, no related amounts were reflected on the Company’s financial statements for the three and nine months ended December 31, 2022.

Prior to the Separation, IBM allocated certain general corporate expenses that would have been incurred by Kyndryl had it been a separate, standalone company. These allocated general corporate expenses from IBM were recorded in the historical Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. Allocations for management costs and corporate support services provided to Kyndryl for the nine months ended December 31, 2021 totaled $652 million, which consisted of $3 million of allocated other (income) and expense, $32 million of allocated interest expense and $615 million of allocated selling, general and administrative expense, which primarily represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl through net Parent investment in the period in which the costs were recorded. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

Net Parent Investment

As a result of the Separation, net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Equity was fully settled on November 3, 2021. As such, there was no balance in net Parent investment at March 31, 2022, and there was no activity within the account during the three and nine months ended December 31, 2022.

Notes to Consolidated Financial Statements (continued)

Prior to the Separation, net Parent investment in the historical Balance Sheet and Statement of Equity represented IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings. In conjunction with the Separation, the Company issued common stock and reclassified net Parent investment to common stock and additional paid-in capital to close out the net Parent investment balance. As a result, there was no balance in net Parent investment at December 31, 2021.

Lease Guarantees

Kyndryl has lease agreements with third parties with an estimated aggregate lease liability of $111 million that are guaranteed by IBM as of December 31, 2022.

NOTE 14. REVISION OF PRIOR-PERIOD FINANCIAL STATEMENTS

During the three months ended March 31, 2022, the Company identified and corrected an $87 million over-accrual in its accrued contract costs balance that related to a majority-owned, consolidated joint venture in our Principal Markets segment. This over-accrual was predominantly built up over the pre-Separation periods of January 1, 2012 to November 3, 2021, resulting in overstatements of cost of services and accrued contract costs, and corresponding understatements of pretax and net income. The Company concluded that such impacts were not material to any prior annual or interim period. The Company further determined that the correction of the over-accrual within the transition period ended March 31, 2022 would be significant to the three-month results. As a result, we recorded an immaterial revision to portions of our 2021 Annual Report and immaterial revisions to prior interim periods in our Quarterly Reports on Form 10-Q.

A summary of the impact of the revision to the accompanying prior-period consolidated financial statements is presented in the tables below.

(Dollars in millions)	Three Months Ended December 31, 2021
Consolidated Income Statement	As Previously Reported	Adjustments	As Revised
Cost of services	$4,011	$(12)	$3,999
Total costs and expenses	5,287	(12)	5,276
Income (loss) before income taxes	(732)	12	(720)
Provision for income taxes	8	3	11
Net income (loss)	(740)	9	(731)

(Dollars in millions)	Nine Months Ended December 31, 2021
Consolidated Income Statement	As Previously Reported	Adjustments	As Revised
Cost of services	$12,252	$(20)	$12,233
Total costs and expenses	15,405	(20)	15,385
Income (loss) before income taxes	(1,519)	20	(1,499)
Provision for income taxes	305	5	311
Net income (loss)	(1,825)	15	(1,810)

(Dollars in millions)	Three Months Ended December 31, 2021
Consolidated Statement of Comprehensive Income (Loss)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(740)	$9	$(731)
Foreign currency translation adjustments	401	(1)	400
Other comprehensive income (loss), before tax	496	(1)	495
Other comprehensive income (loss), net of tax	470	(1)	470
Total comprehensive income (loss)	(270)	8	(262)

Notes to Consolidated Financial Statements (continued)

(Dollars in millions)	Nine Months Ended December 31, 2021
Consolidated Statement of Comprehensive Income (Loss)	As Previously Reported	Adjustments	As Revised
Net income (loss)	$(1,825)	$15	$(1,810)
Foreign currency translation adjustments	295	(4)	290
Other comprehensive income (loss), before tax	409	(4)	405
Other comprehensive income (loss), net of tax	379	(4)	375
Total comprehensive income (loss)	(1,446)	11	(1,435)

(Dollars in millions)	At December 31, 2021
Consolidated Balance Sheet	As Previously Reported	Adjustments	As Revised
Accrued contract costs	$585	$(87)	$498
Total current liabilities	4,544	(87)	4,457
Other liabilities	501	22	522
Total liabilities	10,511	(65)	10,446
Common stock	4,218	66	4,284
Accumulated other comprehensive income/(loss)	(1,143)	(1)	(1,143)
Total stockholders’ equity before noncontrolling interests	2,700	65	2,765
Total equity	2,702	65	2,767

(Dollars in millions)	Nine Months Ended December 31, 2021
Consolidated Statement of Cash Flows	As Previously Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income (loss)	$(1,825)	$15	$(1,810)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Taxes (including items settled with former Parent)	915	5	920
Other assets and other liabilities	670	(20)	650

(Dollars in millions)	At March 31, 2021
Consolidated Statement of Equity	As Previously Reported	Adjustments	As Revised
Net Parent investment	$5,976	$51	$6,027
Accumulated other comprehensive income/(loss)	(1,186)	4	(1,182)
Total equity	4,848	54	4,902

(Dollars in millions)	At September 30, 2021
Consolidated Statement of Equity	As Previously Reported	Adjustments	As Revised
Net Parent investment	$7,045	$57	$7,102
Accumulated other comprehensive income/(loss)	(1,615)	1	(1,614)
Total equity	5,481	57	5,539

(Dollars in millions)	At December 31, 2021
Consolidated Statement of Equity	As Previously Reported	Adjustments	As Revised
Common Stock	$4,218	$66	$4,284
Accumulated other comprehensive income/(loss)	(1,143)	(1)	(1,143)
Total equity	2,702	65	2,767

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022

Overview

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Revenue	$4,303	$4,556	$12,771	$13,886
Revenue growth (GAAP)	(6)%	(8)%	(8)%	(4)%
Revenue growth in constant currency(1)	3%	(5)%	0%	(5)%
Net income (loss)	$(106)	$(731)	$(637)	$(1,810)
Adjusted EBITDA(1)	$580	$587	$1,499	$1,659

(1)   Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	December 31,	March 31,
(Dollars in millions)	2022	2022
Assets	$11,851	$13,442
Liabilities	9,920	10,730
Equity	1,930	2,711

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

Financial Performance Summary

Macro Dynamics

In 2021, we saw a broad-based macroeconomic recovery in most regions of the world. Demand for technology services rebounded, as large organizations again demonstrated a need for assistance in designing, building, managing and modernizing their technology systems. In 2022, we have seen continuing demand for information technology services, despite declining economic growth, increased geopolitical tensions, lingering effects of the COVID-19 pandemic, inflationary pressures and government efforts to stem inflation. Although the risk of economic slowdowns in certain geographies has recently increased, most economists, including the International Monetary Fund, expect positive global macroeconomic growth in 2023.

Management Discussion (continued)

Financial Performance

For the three months ended December 31, 2022, we reported $4.3 billion in revenue, a decline of 6 percent when compared to the prior-year period, primarily driven by a 9-point negative impact from currency. United States revenue increased 6 percent, Japan revenue declined 11 percent, Principal Markets revenue declined 12 percent and Strategic Markets revenue decreased 5 percent compared to the three months ended December 31, 2021. Net loss of $106 million improved by $625 million versus the prior year, primarily driven by lower transaction-related costs, lower impairment expense and lower cost of services as a percentage of revenue.

For the nine months ended December 31, 2022, we reported $12.8 billion in revenue, a decline of 8 percent when compared to the prior-year period, primarily driven by an 8-point negative impact from currency. United States revenue was unchanged, Japan revenue declined 14 percent, Principal Markets revenue declined 15 percent and Strategic Markets revenue decreased 1 percent compared to the nine months ended December 31, 2021. Net loss of $637 million improved by $1.2 billion versus the prior year, primarily driven by lower transaction-related costs, lower impairment expense, lower tax expense and lower cost of services as a percentage of revenue that reflects progress on our key initiatives.

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

Management Discussion (continued)

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and nine months ended December 31, 2022 and 2021 and has incorporated the aforementioned updates in the historical periods presented. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended		Year-over-	Nine Months Ended		Year-over-
	December 31,		Year Change	December 31,		Year Change
(Dollars in millions)	2022	2021	2022 vs. 2021	2022	2021	2022 vs. 2021
Revenue
United States	$1,265	$1,193	6%	$3,581	$3,577	0%
Japan	606	683	(11)%	1,855	2,160	(14)%
Principal Markets	1,472	1,670	(12)%	4,460	5,260	(15)%
Strategic Markets	961	1,010	(5)%	2,874	2,889	(1)%
Total revenue	$4,303	$4,556	(6)%	$12,771	$13,886	(8)%
Revenue growth in constant currency(1)	3%	(5)%		0%	(5)%
Adjusted EBITDA(1)
United States	$271	$202	34%	$639	$662	(4)%
Japan	90	124	(28)%	318	378	(16)%
Principal Markets	91	155	(41)%	248	289	(14)%
Strategic Markets	145	134	9%	352	444	(21)%
Corporate and other(2)	(16)	(28)	(41)%	(57)	(113)	(50)%
Total adjusted EBITDA(1)	$580	$587	(1)%	$1,499	$1,659	(10)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased assets, charges related to lease termination, transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation, workforce rebalancing charges, impairment expense, significant litigation costs and foreign currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business. We provide this non-GAAP financial measure as we believe it improves visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business.

Management Discussion (continued)

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
Net income (loss)	$(106)	$(731)	$(637)	$(1,810)
Provision for (benefit from) income taxes	(32)	11	74	311
Workforce rebalancing charges (benefits)	10	(1)	16	(13)
Transaction-related costs	48	129	218	572
Stock-based compensation expense	29	18	81	56
Impairment expense	—	469	—	469
Interest expense	27	18	65	50
Depreciation expense	232	294	681	960
Amortization expense	336	312	945	984
Other adjustments *	37	67	55	81
Adjusted EBITDA (non-GAAP)	$580	$587	$1,499	$1,659
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs, significant litigation costs and charges related to ceasing to use leased assets inherited from our former Parent.

United States

	Three Months Ended		Year-over-	Nine Months Ended		Year-over-
	December 31,		Year	December 31,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$1,265	$1,193	6%	$3,581	$3,577	0%
Adjusted EBITDA	271	202	34%	639	662	(4)%

For the three months ended December 31, 2022, United States revenue of $1.3 billion increased 6 percent compared to the prior-year quarter and Adjusted EBITDA increased $69 million from the prior-year quarter, primarily driven by higher revenue, including increased revenue from contracts with minimum annual revenue commitments and increased seasonal variances in volume, and progress on our key initiatives.

For the nine months ended December 31, 2022, United States revenue of $3.6 billion was unchanged compared to the prior-year nine-month period. Adjusted EBITDA decreased $23 million from the prior-year nine-month period, primarily driven by certain software agreements moving from prepaid and amortized agreements to monthly subscription agreements.

Management Discussion (continued)

Japan

	Three Months Ended		Year-over-	Nine Months Ended		Year-over-
	December 31,		Year	December 31,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$606	$683	(11)%	$1,855	$2,160	(14)%
Revenue growth in constant currency	10%	(5)%		5%	(2)%
Adjusted EBITDA	$90	$124	(28)%	$318	$378	(16)%

For the three months ended December 31, 2022, Japan revenue of $606 million decreased 11 percent compared to the prior-year quarter. Revenue decreased due to an unfavorable currency exchange rate impact of 21 points, partially offset by recent signings of incremental business including increased Kyndryl Consult (advisory & implementation services) revenues. Adjusted EBITDA decreased $34 million from the prior-year quarter, reflecting unfavorable currency impacts.

For the nine months ended December 31, 2022, Japan revenue of $1.9 billion decreased 14 percent compared to the prior-year nine-month period. Revenue decreased due to an unfavorable currency exchange rate impact of 19 points, partially offset by recent signings of incremental business including increased Kyndryl Consult revenues. Adjusted EBITDA decreased $60 million from the prior-year period, primarily driven by unfavorable currency impacts, partially offset by lower costs from our post-Separation commercial agreements with IBM.

Principal Markets

	Three Months Ended		Year-over-	Nine Months Ended		Year-over-
	December 31,		Year	December 31,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$1,472	$1,670	(12)%	$4,460	$5,260	(15)%
Revenue growth in constant currency	(2)%	(9)%		(5)%	(6)%
Adjusted EBITDA	$91	$155	(41)%	$248	$289	(14)%

For the three months ended December 31, 2022, Principal Markets revenue of $1.5 billion decreased 12 percent compared to the prior-year quarter. Revenue decreased due to an unfavorable currency exchange rate impact of 10 points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA decreased $64 million from the prior-year period, driven by unfavorable currency exchange rate movements and higher energy costs, primarily in Europe.

For the nine months ended December 31, 2022, Principal Markets revenue of $4.5 billion decreased 15 percent compared to the prior-year nine-month period. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of 10 points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA decreased $41 million from the prior-year period, primarily due to unfavorable currency exchange rates.

Management Discussion (continued)

Strategic Markets

	Three Months Ended		Year-over-	Nine Months Ended		Year-over-
	December 31,		Year	December 31,		Year
(Dollars in millions)	2022	2021	Change	2022	2021	Change
Revenue	$961	$1,010	(5)%	$2,874	$2,889	(1)%
Revenue growth in constant currency	2%	5%		7%	(5)%
Adjusted EBITDA	$145	$134	9%	$352	$444	(21)%

For the three months ended December 31, 2022, Strategic Markets revenue of $961 million decreased 5 percent compared to the prior-year quarter driven by a 7-point headwind from currency exchange rates, primarily the Euro. Adjusted EBITDA increased $11 million from the prior-year quarter, driven by progress on our key initiatives.

For the nine months ended December 31, 2022, Strategic Markets revenue of $2.9 billion decreased 1 percent compared to the prior-year nine-month period driven by an 8-point headwind from currency exchange rates, primarily the Euro, partially offset by signings of incremental business. Adjusted EBITDA decreased $92 million from the prior-year period, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $16 million in the three months ended December 31, 2022, compared to a loss of $28 million in the three months ended December 31, 2021. Corporate and other had an adjusted EBITDA loss of $57 million in the nine months ended December 31, 2022, compared to a loss of $113 million in the nine months ended December 31, 2021. The improvements were driven by lower executive expenses incurred by Kyndryl post-Separation compared to corporate expenses allocated by the former Parent in prior-year periods.

Costs and Expenses

	Three Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$4,303	$4,556	100.0%	100.0%	(6)%
Cost of services	3,596	3,999	83.6%	87.8%	(10)%
Selling, general and administrative expenses	731	643	17.0%	14.1%	14%
Workforce rebalancing charges (benefits)	10	(1)	0.2%	0.0%	NM
Transaction-related costs	48	129	1.1%	2.8%	(63)%
Impairment expense	—	469	0.0%	10.3%	(100)%
Interest expense	27	18	0.6%	0.4%	54%
Other expense (income)	30	19	0.7%	0.4%	57%
Income (loss) before income taxes	$(138)	$(720)

NM – not meaningful

Cost of services was 83.6% of revenue in the three months ended December 31, 2022, compared to 87.8% in the three months ended December 31, 2021, driven by progress on our key initiatives, higher seasonal variances in volume and contracts with minimum annual revenue commitments. Selling, general and administrative expenses were 17.0% of revenue in 2022 compared to 14.1% in 2021, driven by costs associated with operating as an independent public company and the impact of currency on revenue compared to our U.S. dollar-denominated expenses. Transaction-related costs were 1.1% of revenue in 2022 compared to 2.8% in 2021, primarily driven by higher employee-retention expense and spin-related professional-services expense incurred in the prior-year quarter. Impairment expense was 0% in 2022 compared to 10.3% of revenue in 2021, driven by an impairment of goodwill in the former EMEA and Americas segments in the prior-year quarter. Interest expense was 0.6% of revenue in 2022 compared to 0.4% in 2021. Other

Management Discussion (continued)

expense (income) was 0.7% of revenue in 2022 compared to 0.4% in 2021, driven by hedging activity to partially offset the unfavorable impacts of currency movements of the U.S. dollar against other major currencies.

	Nine Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$12,771	$13,886	100.0%	100.0%	(8)%
Cost of services	10,886	12,233	85.2%	88.1%	(11)%
Selling, general and administrative expenses	2,131	2,062	16.7%	14.9%	3%
Workforce rebalancing charges (benefits)	16	(13)	0.1%	(0.1)%	NM
Transaction-related costs	218	572	1.7%	4.1%	(62)%
Impairment expense	—	469	0.0%	3.4%	(100)%
Interest expense	65	50	0.5%	0.4%	31%
Other expense (income)	16	13	0.1%	0.1%	28%
Income (loss) before income taxes	$(563)	$(1,499)

NM – not meaningful

Cost of services was 85.2% of revenue in the nine months ended December 31, 2022, compared to 88.1% in the nine months ended December 31, 2021, primarily driven by progress on our key initiatives. Selling, general and administrative expenses were 16.7% of revenue in 2022 compared to 14.9% in 2021, driven by costs associated with operating as an independent public company and the impact of currency on revenue compared to our U.S. dollar-denominated expenses. Transaction-related costs were 1.7% of revenue in 2022 compared to 4.1% in 2021, primarily driven by higher employee-retention expense and pre-spin consultancy expense incurred in the prior year. Impairment expense was 0% in 2022 compared to 3.4% of revenue in 2021, driven by an impairment of goodwill in the EMEA and Americas segments in the prior-year period. Interest expense was 0.5% of revenue in 2022 compared to 0.4% in 2021. Other expense (income) was 0.1% of revenue in 2022 compared to 0.1% in 2021, driven by hedging activity to partially offset the unfavorable impacts of currency movements of the U.S. dollar against other major currencies.

Stock-Based Compensation

In the nine months ended December 31, 2022, the Company granted equity and cash-based compensation awards to employees. These awards included 4.0 million restricted stock units that will vest ratably over four years; 2.4 million performance-conditioned stock units that are based on the attainment of operational milestones; and 0.7 million market-conditioned performance stock units that are based on the performance of the Company’s stock relative to that of its peers. Both types of performance-based awards will cliff vest based on the extent to which the performance criteria have been achieved as soon as practicable following the completion of the performance period on March 31, 2025. The total grant date fair value of the RSUs was determined using the stock price at the grant dates and will be recognized as stock-based compensation expense on a straight-line basis net of estimated forfeitures over the vesting period. The fair value of the performance-conditioned performance stock units ($10.62 per unit) was determined using the stock price at the grant date and will be adjusted and recognized as stock-based compensation expense based upon the probability of achievement of performance targets at each reporting period over the vesting period. The fair value of the market-conditioned performance stock units ($12.51 per unit) was determined at the grant date using a Monte Carlo simulation model and will be recognized as stock-based compensation expense on a straight-line basis net of estimated forfeitures over the vesting period. Dividend equivalents are not paid on the stock awards described above. The expense associated with these awards was $4 million during the nine months ended December 31, 2022.

Transaction-Related Charges

The Company classifies certain expenses related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business. These costs include

Management Discussion (continued)

employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation.

Income Taxes

The provision for income taxes for the three months ended December 31, 2022 was a $32 million benefit, compared to $11 million of expense for the three months ended December 31, 2021. The provision for income taxes for the nine months ended December 31, 2022 was $74 million of expense, compared to $311 million of expense for the nine months ended December 31, 2021. Our income tax benefit for the three months ended December 31, 2022 was primarily related to the benefit resulting from return-to-provision adjustments related to the filing of certain 2021 income tax returns. Our income tax expense for the nine months ended December 31, 2022 was primarily due to taxes on foreign operations and the increase in valuation allowances, primarily in the United States, against deferred tax assets that are not more likely than not to be realized, partially offset by the benefit resulting from return-to-provision adjustments related to the filing of certain 2021 income tax returns. Our income tax expense for the three months ended December 31, 2021 was primarily due to the geographic mix of pretax income and nondeductible goodwill impairment. Our income tax expense for the nine months ended December 31, 2021, was primarily due to the geographic mix of pretax income, changes in valuation allowances, and tax charges related to the transfer of Kyndryl’s operations from IBM in contemplation of the Company’s Separation.

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

Financial Position

Dynamics

Total assets of $11.9 billion decreased by $1.6 billion (and decreased by $1.1 billion adjusted for currency) from March 31, 2022, primarily driven by: a decrease of $731 million in accounts receivable due to collections and sales of accounts receivables outpacing new billings and currency impacts; a decrease in deferred costs of $274 million due to currency impacts and amortization outpacing additions as higher vendor billings for prepaid software typically occurred in the first calendar quarter; a decrease in operating right-of-use assets of $197 million due to expiration of leases inherited from former Parent, accelerated amortization from ceasing to use leased assets and currency impacts; a decrease in cash and cash equivalents of $132 million primarily due to payments toward accrued liabilities and currency impacts; a decrease in deferred tax assets of $77 million primarily due to tax effects of certain components of year-to-date pretax income and currency impacts; and a decrease in property and equipment of $72 million due to currency impacts.

Total liabilities of $9.9 billion decreased by $810 million (and decreased by $484 million adjusted for currency) from March 31, 2022, primarily as a result of: a decrease in accrued contract costs of $275 million due to timing of vendors billing Kyndryl for the first time as an independent company; a decrease in operating lease liabilities of $184 million due to payments and currency impacts; a decrease in deferred income of $141 million mainly due to the Company’s advanced annual billing with certain customers and currency impacts; and a decrease in accrued compensation and benefits of $121 million mainly due to bonus payments and currency impacts; partially offset by an increase of accounts payables $165 million due to the timing of payments. Total equity of $1.9 billion decreased $781 million from March 31, 2022 due to comprehensive loss in the period.

Management Discussion (continued)

Working Capital

	December 31,	March 31,
(Dollars in millions)	2022	2022
Current assets	$4,967	$6,092
Current liabilities	4,607	5,058
Working capital	$360	$1,035

Working capital decreased $674 million from March 31, 2022. Current assets decreased $1.1 billion (and decreased $900 million adjusted for currency) primarily driven by: a decrease of $731 million in accounts receivable due to collections and sales of accounts receivables outpacing new billings and currency impacts; a decrease in deferred costs of $216 million due to currency impacts and amortization outpacing additions as higher vendor billings for prepaid software typically occurred in the first calendar quarter; and a decrease of $132 million in cash and cash equivalents primarily due to currency impacts. Current liabilities decreased $450 million (and decreased $238 million adjusted for currency) primarily driven by: a decrease in current accrued contract costs of $275 million; a decrease in accrued compensation and benefits of $121 million; and a decrease in current deferred income of $65 million; partially offset by an increase in accounts payable of $165 million.

Noncurrent Assets and Liabilities

Noncurrent assets of $6.9 billion at December 31, 2022 decreased by $466 million (and decreased by $164 million adjusted for currency) compared to March 31, 2022, primarily driven by a decline in right-of-use assets of $197 million; a decrease in deferred tax assets of $77 million primarily due to tax effects of certain components of year-to-date pretax income and currency impacts; and a decline in property and equipment of $72 million.

Noncurrent liabilities of $5.3 billion at December 31, 2022 decreased $360 million (and decreased by $246 million adjusted for currency) compared to March 31, 2022, mainly driven by a decrease in operating lease liabilities (noncurrent portion) of $138 million and a decrease in noncurrent deferred income of $76 million.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Nine Months Ended December 31,
(Dollars in millions)	2022	2021
Net cash provided by (used in):
Operating activities	$769	$209
Investing activities	(699)	(472)
Financing activities	(100)	2,472
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(109)	(19)
Net change in cash, cash equivalents and restricted cash	$(138)	$2,190

Net cash provided by operating activities was $769 million in the nine months ended December 31, 2022, compared to net cash provided by operating activities of $209 million in the prior-year period. This change was driven by our reduced net loss.

Net cash used by investing activities was $699 million in the nine months ended December 31, 2022, compared to a net cash use of $472 million in the prior-year period due to increased capital expenditures compared to the pre-Separation period in 2021. Capital expenditures consist of payments for property and equipment, and purchased and internally-developed software.

Management Discussion (continued)

Net cash used by financing activities totaled $100 million in the nine months ended December 31, 2022, compared to net cash provided by financing activities of $2.5 billion in the prior-year period. This change was driven by net transfers to former Parent of $490 million in the prior-year period, which did not continue post-Separation, and proceeds of $3.0 billion from debt incurred in conjunction with our Separation in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three and nine months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in billions)	2022	2021	2022	2021
Total signings	$3.2	$4.4	$8.6	$11.0

The following table presents the total contract value for the Company’s signings greater than $100 million for new and existing customers for the three and nine months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2022	2021	2022	2021
New customers	$170	$556	$170	$556
Existing customers	$583	$1,128	$1,401	$3,260

Signings decreased by $1.2 billion, or 27%, for the three months ended December 31, 2022 compared to the prior-year period, including a 5-point negative impact from currency. Signings decreased by $2.4 billion, or 22%, for the nine months ended December 31, 2022 compared to the prior-year nine-month period, in part because currency had a 6-point negative impact on signings for the nine months ended December 31, 2022. Signings have declined as a result of an increased focus on higher-margin services, which tend to be shorter in length and therefore smaller in value than historical agreements.

Management uses signings as a tool to monitor the performance of the business including the business’ ability to attract new customers and sell additional scope into our existing customer base. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Management Discussion (continued)

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

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized at the time of the transfer. An agreement with third-party financial institutions executed in November 2021 enabled us to sell, at any one time, on a revolving basis, up to $1.1 billion of our trade receivables with payment terms from three to nine months and was subsequently amended to decrease such amount to $1.0 billion. This agreement was further amended during the quarter ended December 31, 2022 to provide that we may sell an additional amount of trade receivables with payment terms of less than three months, contingent on the approval of the counterparty to purchase such receivables with no defined limit on such sales. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months, after every six months, unless one of the parties elects not to extend. In the quarter ended June 30, 2022, the Company entered into a separate agreement, in which the sale of receivables is contingent on the approval of the counterparty with no defined facility limit. The initial term of this agreement is 12 months.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $930 million and $2.3 billion for the three and nine months ended December 31, 2022, respectively. Gross proceeds

Management Discussion (continued)

from receivables sold to third parties and the financing division of our former Parent were $472 million and $1.7 billion for the three and nine months ended December 31, 2021, respectively. The fees associated with the transfers of receivables were $14 million and $34 million for the three and nine months ended December 31, 2022, respectively, and immaterial for the three and nine months ended December 31, 2021, respectively.

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

In conjunction with our annual review of goodwill for impairment, we prepared qualitative and quantitative valuation analysis as of October 1, 2022. This analysis determined that the fair value of the Canada reporting unit within the Principal Markets segment exceeded book value by 51%. We performed a sensitivity analysis on the discounted cash flow valuation that was prepared to estimate the enterprise value of the Canada reporting unit. A hypothetical 100-basis-point increase in the discount rate or decline in revenue growth, combined with no other changes to other inputs and assumptions used in the analysis, would not result in a potential impairment for the Canada reporting unit.

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

Management Discussion (continued)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

As previously disclosed, on January 25, 2023, the Company’s Board of Directors approved and adopted Amended and Restated Bylaws (the “Amended Bylaws”) effective as of such date. The amendments effected by the Amended Bylaws include the following changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors:

●	a revision to the deadline for receipt of a notice of a stockholder’s intent to bring director nominations (other than director nominations brought pursuant to the Company’s proxy access bylaw) before an annual meeting of stockholders to require that such notice be received no earlier than 150 days and no later than 120 days before the anniversary of the prior year’s annual meeting of stockholders; and

●	updates to procedural requirements relating to director nominations by stockholders (other than director nominations brought pursuant to the Company’s proxy access bylaw) in response to the Securities and Exchange Commission’s adoption of Rule 14a-19 under the Securities Exchange Act of 1934, as amended (“Rule 14a-19”), including:

o	a requirement that, if a stockholder intends to engage in a solicitation with respect to a nomination, the stockholder include in the nomination notice the name of each participant in such solicitation and a representation that such stockholder intends to deliver a proxy statement and form of proxy to at least the percentage of the Company’s outstanding capital stock required under Rule 14a-19;

o	a requirement that a stockholder provide notice to the Company within two business days of any change in such stockholder’s intent to solicit proxies under Rule 14a-19;

o	a requirement that any stockholder that has represented that it intends to solicit proxies under Rule 14a-19 provide evidence that it has met the requirements of the rule at least five business days before the applicable meeting; and

o	a requirement that, if a nominating stockholder provides notice that it intends to solicit proxies in support of any proposed nominee in accordance with Rule 14a-19 and subsequently fails to comply with the requirements of the rule, or the evidentiary requirement in described the previous bullet, any proxies or votes for each such proposed nominee will be disregarded.

The Amended Bylaws are filed as Exhibit 3.2 to this report.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
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

3.2

The Amended and Restated Bylaws, effective January 25, 2023, of the registrant was filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2023, and is hereby incorporated by reference.

10.1	Second Amendment to Amended and Restated Receivables Purchase Agreement, dated September 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc.
10.2	Third Amendment to Amended and Restated Receivables Purchase Agreement, dated as of December 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc.
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	February 9, 2023
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)