Form 10-K
period 2023-03-31
Kyndryl Holdings, Inc.
filed 2023-05-26
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended March 31, 2023

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as deﬁned in Rule 405 of the Securities Act. Yes ☒   No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of September 30, 2022, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $1.9 billion.

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at May 19, 2023 was 227,843,767.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business:

Our Company

Kyndryl Holdings, Inc. (“we,” “Kyndryl” or the “Company”) is a leading technology services company and the largest IT infrastructure services provider in the world, serving thousands of enterprise customers and with operations in over 60 countries. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems. Our purpose is to design, build and manage secure and responsive private, public and multicloud environments to serve our customers’ needs and accelerate their digital transformations.

We provide engineering talent, operating solutions and insights derived from our knowledge and data around IT systems. This enables us to deliver advisory, implementation and managed services at scale across technology infrastructures that allow our customers to de-risk and realize the full value of their digital transformations. We do this while embracing new technologies and solutions and continually expanding our skills and capabilities, as we help advance the vital systems that power progress for our customers. We deliver technology services capabilities, insights and depth of expertise to modernize and manage IT environments based on our customers’ unique needs. We offer services across domains such as cloud services, core enterprise and zCloud services, applications, data and artificial intelligence services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud and on-premises environments as “one” for our customers, enabling them to scale seamlessly.

To deliver these services, we rely on our team of skilled practitioners, consisting of approximately 90,000 professionals. Since our large and diversified customer base operates in multiple industries and geographies, we utilize a flexible labor and delivery model with a balanced mix of global and local talent as needed to meet customer-specific needs, regulatory requirements and data protection and labor laws. Our employees leverage their deep engineering expertise and extensive experience operating complex and heterogeneous technology environments to drive service quality, intellectual property development and our long-term trusted customer relationships.

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

We partner with a broad ecosystem, including a wide range of hyperscale cloud providers, system integrators, independent software vendors and technology vendors from startups to market leaders. This enables us to serve our customers with contemporary technology capabilities that best fit their needs and open new avenues for growth. This is all underpinned by our ability to integrate and operate mission-critical technology at scale using deep engineering expertise and intellectual property.

Our approach has enabled us to reach significant scale, with $17.0 billion in revenue in fiscal year 2023, which ended March 31, 2023. We are focused on driving revenue growth with sustainable margins by extending our leadership in the markets in which we operate while investing in our capabilities and expanding our high-value, next-generation services consistent with customer needs.

Kyndryl’s Spin-off

In November 2021, our former parent company, International Business Machines Corporation (“IBM” or “Parent”) effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders (the “Distribution”). On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. Kyndryl’s stock began trading as an independent company on November 4, 2021, and IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off.

Our Industry and Market Opportunity

We participate in an industry that provides services for the technology environments that power customers’ businesses. These services span areas such as management of mission-critical systems across dedicated data centers and multiple clouds. As customers advance their digital transformations, they are looking for partners that understand their business objectives and unique digital journeys and have the skills to engineer and operate the IT environments to enable their transformations. Our long-standing position as an informed and trusted partner, with decades-long relationships and leading capabilities, provides us with the knowledge and expertise to help existing and new customers realize their future.

The market for these services is large and dynamic. We estimate that these markets, which are a subset of the total IT services market, collectively represent a $475 billion opportunity in calendar year 2023, which we expect will grow on average 6% annually to $530 billion by calendar year 2025. Growth in this market is driven by services that are aligned to customers’ transformations, including public cloud managed services (expected compound annual growth of 11% from 2022 to 2025), data services (expected compound annual growth of 11% from 2022 to 2025), security services (expected compound annual growth of 12% from 2022 to 2025), intelligent automation services (expected compound annual growth of 55% from 2022 to 2025) and managed services for edge environments (expected compound annual growth of 56% from 2022 to 2025).

Several trends underpin the growth of our market, including:

●	Greater demand for digital transformation services. Companies continue to digitally transform to deliver better customer experiences and compete more effectively, which drives the need for services to support modernization of IT within the enterprise. This trend has expanded in recent years as organizations look to further their digital capabilities and new technologies proliferate. While customers seek to transform, skills availability often represents a challenge, with lack of skills often being an impediment to transformation of the IT environment.
●	Ongoing migration to the cloud. Companies continue to migrate workloads to the cloud, adopting new capabilities for flexibility, workload portability and management. Public cloud is an increasingly critical component of enterprise IT strategy. These transitions are often complex, with companies frequently seeking assistance from service providers. The extension of public cloud services to multiple environments in different locations has given rise to distributed cloud and migration of workload to these infrastructures that have a greater fit for purpose.
●	Rapid data growth. As economies have evolved digitally, significantly increasing data volume, management of this data has become much more complex. The challenge for many organizations is how to collect, harness and govern this data for insights that yield business results and realize data as a differentiator. In order to leverage advanced capabilities such as artificial intelligence and machine learning, enterprises need to address data privacy, compliance, security, multicloud data management and data governance across physical and virtual layers of the IT estate.
●	Increasing need for secure systems. As technology environments become increasingly complex and online, remote and distributed work environments persist, cybersecurity will remain of paramount importance as threats proliferate. Breaches in security can have severe, lasting financial and reputational consequences on businesses. In response, businesses continue to build out their cybersecurity efforts, using service providers to augment their capabilities. We expect to see enterprises continue to increase their investments in cybersecurity as cyber threats pose substantial operational, financial and reputational risk. Enterprises seek service providers that can deploy the expertise and resources needed to manage their growing cybersecurity needs with an efficient and comprehensive approach.

●	Accelerating pace of technological advancement. As companies adopt new technologies for improved business performance and innovation, they often face challenges in complexity to integrate these new technologies with their existing IT estates. As a result, the required skills, integration burden and cost in end-to-end operational management often increases. This drives adoption of new capabilities, such as automation, artificial intelligence and machine learning to ensure that the IT environment is well designed and orchestrated to effectively realize business objectives.

Our Services

We provide advisory, implementation and managed services in and across a range of technology domains to help our customers manage and modernize enterprise IT environments in support of their business and transformation objectives. Our services are differentiated based on our expertise, quality of service, innovation, and intellectual property and data around IT patterns across customers in the following domains:

●	Cloud Services: We design, build and provide managed services for our customers’ multicloud environments. We apply a mix of skilled practitioners, intelligent automation and modern service management principles of Site Reliability Engineering, artificial intelligence for IT operations (“AIOps”), Infrastructure as Code and DevOps. We help enterprises optimize their use of hyperscale cloud providers in a unified environment, seamlessly integrating services delivered by independent software vendors (“ISVs”), large public cloud providers, internal platforms and other technologies (e.g., internet of things (“IoT”)).
●	Core Enterprise & zCloud Services: We establish and operate modern technology infrastructure on behalf of enterprise customers to enable their current and future growth and profitability objectives, whether they want to modernize their existing infrastructure, integrate their existing infrastructure with hyperscale cloud providers, or migrate to a new platform. We support a range of enterprise infrastructure, including private clouds, mainframe environments, distributed computing, enterprise networks and storage environments.
●	Application, Data and Artificial Intelligence Services: We provide end-to-end enterprise data services, including data transformation, data architecture and management, data governance and compliance and data migration. We support chief digital officers, chief information officers (“CIOs”) and chief technology officers (“CTOs”) in governing the vast quantities of enterprise data across internal and external sources to drive their digital strategies, transactions and business objectives, while maintaining security, ethical standards and compliance with country-specific data protection regulations (e.g., GDPR, HIPAA and PCI). We provide services to design, build, manage and automate the IT environments for enterprise applications as they migrate to the cloud. Our services help CIOs and CTOs unlock the full value of leading third-party enterprise resource planning systems (e.g., Oracle and SAP) and packaged applications through the use of AI and software-defined technologies.
●	Digital Workplace Services: Our digital workplace services provide the technology infrastructure, mobility, security and access solutions to support a global workforce that is constantly evolving. Our services include enterprise mobility solutions that provide users with the ability to work seamlessly across environments and locations.
●	Security & Resiliency Services: We provide comprehensive enterprise cybersecurity services for chief information security officers and chief risk officers, including insights, protection, detection, response and recovery to support the security of our customers’ hybrid IT estates, data and operations. Concurrently, we provide resiliency services that include a mix of business continuity planning and cloud-based disaster recovery capabilities (composed of experts, digital tools, automation and failover environments). These services allow our customers to operate without issue or disruption in response to attacks, outages, natural disasters and geopolitical events.
●	Network Services & Edge: We provide network and edge services to help customers meet their technological and commercial requirements for connectivity and compute across their digital environments. Our strategy and assessment services help evaluate customers’ network needs for their multicloud environments, while our network transformation and managed services allow customers to realize benefits of the latest software-defined network technologies and wireless technologies. We deliver these services with a proprietary framework and architecture coupled with proof of concepts to then implement and manage enterprise networks with the appropriate economics.

Our Competitive Strengths

We are the largest IT infrastructure services provider in the world. We are a recognized leader in many of the services we provide. We are known for our technology integration and modernization expertise – designing, building and managing complex technology environments. We manage the largest installed base of IBM hardware and software products, including some of the most complex deployments. Our global, high-quality service delivery is underpinned by experienced and highly-trained practitioners who deliver our capabilities to our customers on a daily basis. Importantly, our culture of customer service excellence – especially in times of crisis, from pandemics to natural disasters, cyber-attacks and power outages – carries on from our heritage through our people. Given our unique capabilities, scale, intellectual property and engineering talent, we are positioned to partner with enterprises for their future across a range of technologies, use cases and business strategies to help them maximize the return on their technology investments and digital transformations.

Our competitive strengths stem from our intellectual property and data around IT patterns, our employees’ experience and knowledge, our mission-critical expertise and our broad ecosystem of partners:

●	We are a leader in technology services. We are the largest provider of IT infrastructure services and are recognized by research analysts as a leader in key service areas. We possess significant experience in virtually all industries, gained through collaboration with customers across over 30 years designing, building and managing operating environments for their IT systems. Our highly skilled workforce provides the expertise (e.g., approximately 35,000 hyperscale cloud provider certifications) to securely and reliably handle many of the most complex issues. In conjunction with our delivery capabilities (such as artificial intelligence that augments our people) and scale, we provide mission-critical services to a diversified customer base. We also have unique intellectual property applicable to IT environments, as reflected by our portfolio of more than 3,000 patents.
●	We consistently deliver unsurpassed performance and reliability for complex environments. Our expert practitioners and talented engineers provide services through modern ways of working, including agile and design thinking. Additionally, our unique intellectual property and industry-leading technology platforms utilize contemporary approaches to IT operations to provide reliable and efficient solutions for each customer’s operating model. These capabilities allow us to execute with secure and compliant operating and delivery models at scale, driving high-quality performance and customer satisfaction. We realize high-quality performance across thousands of service-level agreements and consistently achieve top-tier customer satisfaction and advocacy.
●	We deliver insights at scale, supported by unique automation capabilities, end-to-end orchestration of processes and application of AI. Our ability to deliver superior outcomes for customers is driven by our capacity to leverage our data around IT patterns and insights, derived from multiple technology environments across customer engagements. We apply machine learning, combined with our practitioner expertise, to derive unique insights used to service customers, enhance our offerings and produce our next-generation services. For example, we are recognized leaders in the use of automation and operational AI in the delivery of our services, with over 45,000,000 automated actions per month in the IT environments we manage, enabling greater quality and efficiency for us and our customers. We leverage our operational AI approach and set of technologies, along with intellectual property that we apply and continually evolve to develop predictive actions to prevent issues before they arise.
●	We are a recognized leader in managed services for cloud and on-premises environments and services such as security and resiliency. We offer a range of high-value capabilities including cloud services and security & resiliency services, providing us with a sustainable competitive advantage when helping customers transform their technology environments. Our multicloud management capabilities are differentiated by our ability to deliver an integrated view of our customers’ diverse technology environments and to provide our services and solutions digitally. We offer integrated services between the cloud and on-premises environments.
●	We offer an integrated ecosystem to help customers adopt and run increasingly heterogeneous sets of technologies. As customers pursue multiple cloud-based technology partners, applications and capabilities, integration is increasingly critical for customers to manage and orchestrate the technology environments required to run their businesses and achieve their broader objectives. We provide holistic services across thousands of diverse technologies, delivering end-to-end integration across public and private / on-premises cloud platforms and other full-stack technology solutions. Our robust ecosystem of strategic alliances and partners, including large public cloud providers, application-oriented system integrators, independent software vendors and other players in the technology stack provides leading technologies and capabilities for our customers. We offer leading services, together with our ecosystem’s solutions, for all levels of customer environment complexity and integration.

Our Strategies

Our strategy is centered on our ability to build and enrich trusted relationships with customers and technology partners, differentiating Kyndryl through our proven ability to create and deploy scale-derived intellectual property, provide mission-critical expertise across industries and partner with a broad ecosystem for contemporary capabilities that best suit customers’ needs. We have a strong and long-standing foundation developed by governing and managing complex technology environments, including a range of third-party technologies (e.g., SAP, VMware, Red Hat, Dell and ServiceNow). We regularly introduce new capabilities with a highly curated ecosystem of technology providers, including strategic relationships with Microsoft, Google Cloud and Amazon Web Services announced since our Spin-off. Through these alliances, we are developing more services to expand the role we play with existing customers and to access new customers and markets.

We have a long track record of running customers’ technology environments, enabling them to focus on the core aspects of their businesses. Given the nature of the work we do, we have a unique perspective on the operating paradigms that enable the high-quality technology environments which our customers have come to rely on for their most critical systems. This position enables us to meet customers where they are in their unique digital transformations, work alongside our customers to take them where they want to be and in turn enable them to realize the full, at-scale value of that journey. Underpinning all of this are our intellectual property, mission-critical expertise across industries and a broad ecosystem of technology alliances.

Our focus is centered on the following strategic tenets:

●	Scale insights and intellectual property. We are investing to position ourselves at the forefront of developing and innovating the services and operating paradigms for the evolution and integration of mission-critical technology, further expanding our existing intellectual property in differentiated areas. Our depth of experience implementing and operating complex architectures across technology sets has yielded valuable experience and intellectual property. We have more than 3,000 patents that relate to various areas of running complex technology environments, including patents related to multicloud management, orchestration, integrated monitoring, issue triage and resolution and other areas that enable quality of service. Our mission-critical expertise across all industries, augmented by our automation platforms that draw on our IP and data, is a key differentiator in managing complex technology environments.
●	Diverse ecosystem. As an independent entity, we have embraced a broad ecosystem of strategic partnerships with a wider set of technology and services companies. We are investing in an ecosystem of technology providers and corresponding skill-sets that are increasingly relevant as enterprises digitize and transform their business models, building on our existing base of certifications across many market-leading technologies. In parallel, we are extending our operating paradigms and governance and compliance models to this broader set of technologies to integrate and provide end-to-end capabilities for our customers as they digitize and evolve their environments.

●	Digitally consumable services models. Looking ahead, we see opportunity to further expand in areas where we can serve customers through consumption models that allow them to experience our services digitally. These models will combine our Kyndryl Bridge platform – an open integration platform that delivers IT solutions by leveraging Kyndryl’s core strengths, data-driven insights and expertise, to create an uninterrupted path between a digital business and the technology that delivers it – with our technology governance and capabilities from our ecosystem partners for ease-of-use and scalability, tailored to the needs of specific customer segments.

To execute these strategies, our operating model increasingly reflects that of a flat, fast and focused services company, centered around our customers’ success. We are pursuing an investment and co-investment strategy focused on building and maintaining world-class teams, developing aligned intellectual property and automation, and leveraging our ecosystem of technology alliance partners.

To accelerate our return to profitable growth, we are aggressively executing on our “three-A” initiatives – Alliances, Advanced Delivery and Accounts. We believe our implementation of these strategic priorities will enhance the services we provide to our customers and will make significant positive contributions to our financial performance, both in the near term and over the next several years. Our global teams are leveraging our partnerships with leading technology vendors, further strengthening the automation we deploy in delivering our services, and addressing elements of our business with substandard margins as follows:

•

Alliances initiative – Driving signings, certifications and revenues with our new ecosystem partners and capabilities. We leverage our relationships with key hyperscale cloud providers and other leading technology vendors to expand our cloud and other offerings in the market, and the range of technology solutions we can offer to, and implement for, our customers. Since our Spin-off, we have announced business alliances with Microsoft, Amazon Web Services, Google Cloud, SAP, Dell, Cisco and Nokia, among others. We continue to expand the cloud-related capabilities we offer to customers and are growing the number of our hyperscale cloud provider certifications.

•

Advanced Delivery initiative – Transforming service delivery through upskilling and automation. Our expanded use of automation and other technology tools allows us to further strengthen the quality of services we deliver to our customers and to redeploy professionals in our organization to serve new revenue streams and backfill attrition as they arise. Our increased use of automation and artificial intelligence within our delivery operations helps to reduce costs across the entire organization.

•

Accounts initiative – Addressing elements of our business with substandard margins. We are working to transform the profitability of certain revenue streams that represent a meaningful portion of our business. For instance, we frequently expand the scope of customer relationships by adding higher-value services and leveraging our new ecosystem partners’ capabilities. When necessary, we reduce scope by removing, or not renewing, unprofitable elements of a contract. We reduce costs by applying our Advanced Delivery tools and processes to replace labor-intensive and/or customized services with automated and/or more standardized solutions. When managed-services contracts are renegotiated and renewed, we adjust pricing and other terms to enhance our margins. Given the mission-critical nature of our services and our long-standing relationships, we are experiencing an openness among our customers to find solutions. On the rare occasion when no other resolution is available for a situation with an unsustainable margin profile, we will allow a contract to end without renewing it, and we will optimize the cost to serve until expiration.

In fiscal 2024, we intend to accelerate our transformation through our three-A’s, continue growing Kyndryl Consult, and optimize our costs and expenses in all areas of our business, from service delivery to corporate functions. Kyndryl Consult, which represented 12% of our revenue for the year ended March 31, 2023, represents a range of advisory and implementation services that we provide to customers, across all six of our practices and all of our geographic segments. We expect these initiatives to propel us toward profitable growth and enable us to deliver more value to customers and shareholders.

Our Environmental, Social and Governance (“ESG”) strategy is at the heart of Kyndryl’s purpose to power human progress. We aim to create a sustainable and inclusive future by driving sustainable business practices and positive social impact at scale. As an independent company, Kyndryl has established its baselines across ESG dimensions using industry best practices.

In December 2022, Kyndryl announced a plan to work toward achievement of net zero carbon emissions by 2040. The commitment reinforces Kyndryl’s dedication to operating responsibly as it lays the groundwork for a more sustainable future. On its path to net zero, Kyndryl signed up to the Science Based Targets initiative and expects to reduce emissions for scopes 1 and 2 by 75% by 2030 and to achieve 50% reduction in carbon emissions across its global enterprise as well as to obtain 100% of purchased electricity through renewable sources in the same timeframe.

Beyond our environmental commitments, Kyndryl is focused on building a diverse workforce and an inclusive and equitable culture. Kyndryl has published our human rights policy and modern slavery statement and launched the Kyndryl Trust Center, which makes our key policy positions publicly available. With respect to governance matters, Kyndryl also leverages industry best practices to govern its quality management system, processes and tools to ensure operations meet the standards of compliance and responsible business practices that clients and partners expect. We also maintain a Code of Conduct for directors, executive officers and employees which summarize our policies addressing anti-harassment; anti-discrimination; retaliation prevention; physical and cybersecurity; confidentiality and data privacy; and prevention of fraud, waste and abuse.

Our Customers

Our customer relationships across a broad range of industries demonstrate the deep level of trust that we have earned and the role we play as a partner that provides technical expertise, insight and intellectual property to solve customer challenges. We are the trusted advisor and partner to thousands of customers worldwide, in technology-intensive and often highly regulated environments, managing mission-critical technology environments across a wide range of industries.

●	Nearly 50 percent of our revenue is derived from companies in the financial services industry, where we serve hundreds of global, multinational and regional banks, insurance companies, mutual fund complexes, credit card and transaction processors and providers of other financial services. Our customers include more than half of the largest global insurance companies.
●	Approximately 20 percent of our revenue is generated from technology and communications companies. Our communications customers managed more than 3.3 billion mobile connections, over a quarter of the total mobile connections worldwide.
●	Nearly 15 percent of our revenue is from retail and travel companies. As such, our customers were responsible for nearly 600 billion revenue passenger miles in 2021, over a quarter of the total revenue passenger miles in the industry.
●	More than 10 percent of our revenue is generated from the industrial sector, which includes some of the largest automotive manufacturers in the world. Our customers in the automotive industry sold 47 million passenger cars and commercial vehicles worldwide in 2021, more than half of the total passenger cars and commercial vehicles sales made worldwide.

Our revenues are concentrated in the industries mentioned above, but our revenues are diversified across a broad set of customers. In fiscal year 2023, our top five customers accounted for approximately 12% of our revenue.

As companies engage in their digital journeys, they often face a key impediment because of the skills and expertise needed to realize their transformations. This, in part, is brought on by the increasing complexity of enterprise environments, the incorporation of new technologies and the deployment of different operating models. While many companies have strengthened their technology teams, they have also encountered difficulties in sourcing the breadth of expertise needed for their environments and leveraged service providers to address their needs. Companies will benefit from selecting service providers that have greater insight into their environments and needs, which advantages partners like Kyndryl who have industry-leading scale and long-standing customer relationships.

Through decades of collaboration with customers, we have developed deep relationships as we supported the technology environments that advanced their business agendas. Examples include:

Implementation of hybrid cloud and automation tools: Kyndryl recently announced a five-year deal with a US healthcare services company to provide mission-critical IT managed services and accelerate its digital transformation with the aim of enhancing the patient and caregiver experience. Under this new agreement, our customer will use Kyndryl Bridge to integrate AIOps and automation capabilities. As part of this collaboration, Kyndryl will deliver and support evolving IT capabilities via a built-for-purpose dedicated command center. Enabled by Kyndryl managed services experts, the command center will focus on providing the highest levels of quality and reliability to support our customer in delivering the highest levels of safe patient care. Our customer will also tap into Kyndryl’s broad set of technologies and skills, including Kyndryl Consult and its global strategic partnership with Microsoft, to migrate critical workloads, resulting in a more modern and resilient hybrid cloud infrastructure.

Complex mainframe transformation, moving applications to the cloud: We extended our partnership with a leading telecommunications provider in the UK to collaborate on a cutting-edge program to move a number of its critical mainframe applications to the cloud. The ten-year partnership, which draws on our hyperscale cloud provider capabilities and partner ecosystem, will allow the customer to reduce mainframe operating costs and energy consumption. In moving to the cloud, our customer’s mainframe applications will become more digital with application programming interfaces and micro-services capabilities, to help integrate the value of data across its systems and drive innovation through automation. Migrating from mainframes to cloud extends the usefulness and lifespan of these applications in a modern, micro-services led, cloud-centric way and helps to unlock intelligent data insights within these key applications.

Large-scale transformation to cloud: We partnered with a large, European financial institution to help it migrate from a predominantly on-premises, classic infrastructure environment to a cloud-based infrastructure, utilizing both private and public clouds. We provided the expertise and support to navigate this digital transformation while maintaining and improving quality of service as we moved over 1,000 applications. We also deployed a new Kubernetes container-based environment and management capabilities to increase workload portability and flexibility. This work enabled the customer’s platform to run with increased digital agility and efficiency, embedding strong data security within the new cloud-based infrastructure and providing alignment to the existing infrastructure environment. The customer’s transformation has brought business benefits, from new products and services that are brought to market faster, to an increase in sales through online channels.

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

Digital transformation across the enterprise: We collaborated with a large material sciences company in North America to support their mission-critical IT infrastructure globally, providing integrated management for environments that include hybrid cloud infrastructure, network, security and end-user services. Building on our history of collaboration with this customer, we are working to accelerate their digital transformation. We are helping our customer build foundational capabilities for their digital journey, powered by data, analytics and artificial intelligence and machine learning integrated into core business processes and connected through a flexible and secure network. This will support our customer’s ability to fully exploit digital technologies and realize business benefit.

Digitization for flexibility: Our customer, a large Japanese transportation company, was engaged in a technology-driven transformation to establish a flexible IT environment using hybrid cloud that evolves with changing business needs. We worked with the customer to build an integrated private and public cloud with the same virtualization architecture and a management capability that unifies operations and evolves with the business. Through our collaboration, we created an integrated infrastructure to meet our customer’s current and future needs by modernizing its on-premises, off-premises and network environments as well as its management platform. We deployed software-defined networks across the environment and automation to realize improved quality and business continuity. Our work helps support our customer’s efforts to become one of the most valued and preferred transportation companies in the world.

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

Customer-centric account approach. We have dedicated account coverage teams within our global operating structure. The teams leverage our intellectual capital and tools underpinned by insights and proven practices derived from operating at scale. Senior account leaders orchestrate the teams and have end-to-end accountability from sale to delivery for customers. They tailor the full suite of our services to customers’ needs to deliver value and business outcomes across a wide range of technology environments. Account leaders are supported by dedicated, multi-disciplinary technical sales and delivery teams, consulting teams, as well as by shared services teams, to support an effective and efficient engagement. This account coverage model ensures consistent and reliable delivery of services for our existing relationships over the lifetime of current and renewal contracts. In addition, the model supports the potential expansion of existing relationships based on our deep industry perspective and expertise and knowledge of customers’ unique needs. Finally, this account-based model seeks to build and expand existing relationships with line-of-business buyers, as they have become critical decision makers working alongside our customers.

Customer growth and new customer acquisition. In line with our customer-centric approach, we are focused on co-creating and innovating with customers to advance and deepen our relationships. We leverage our broad base of expertise, capabilities and partners to prototype, test and develop innovative solutions across various approaches and technologies. Additionally, we offer Kyndryl Consult capabilities in advisory, implementation and transformation services to help customers enhance and evolve their technology environments. We deploy our talent, thought leadership, proven practices, intellectual capital and partnership ecosystem as part of our project engagements to mature them into longer-tail managed services opportunities. In addition, we attract and develop new customers across the globe via account-based marketing, insights derived from operating at scale and direct sales teams with years of sector-specific experience and proven practices to generate unique insights for customers. As we gain new customers, we apply our account coverage model to expand our relationships and footprint over time.

Partnership and alliance ecosystem. We are continuing to enhance and develop strategic partnerships with companies in the ecosystems most relevant to our customers’ digital transformations. This includes building new routes to market across these ecosystems to serve as a multiplier, enabling us to expand business via partners such as public cloud providers, ISVs, technology providers (ranging from established, scaled players to growth-stage start-ups), system integrators, business consulting firms and business services providers. These relationships bring value to our customers through broader access to best-in-class solutions that are tailored for their unique technology environments and digital journeys. We have several key partnerships, including with Microsoft, Google, AWS, SAP, VMware, Cisco, Dell Technologies, Oracle and Nokia, that accelerate broader market participation, joint solution development and investment in skills and certification enhancements for Kyndryl. We have established dedicated teams to support our key alliance partners and will continue to co-create and co-market with them to deliver value to our mutual customers, driving differentiation in the market with industry-leading technology and Kyndryl services.

Our Competition

We compete in a market for technology services along with many other providers, ranging from small, highly specialized companies that serve a limited number of customers to large, multi-service enterprises with many clients. These service providers include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that utilize labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments so that they function as one. Many of these companies offer a mix of advisory, implementation and managed services across infrastructure, application and business processes. Examples include Atos, DXC, Fujitsu, Infosys, Tata Consultancy Services and Wipro, among others.

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

Intellectual Property

We are committed to developing leading-edge ideas and technologies and see innovation as a source of competitive advantage. We have more than 3,000 patents that are related to our business model. A key pillar of our strategy is continuing to invest in knowledge and intellectual property to support extending our services to a broader ecosystem of technology providers and customer challenges and solutions. Our decades of experiences working with our customers has generated operational insights, creating intellectual property that we leverage for the benefit of our customers and deploy at scale. We rely on intellectual property protections in the countries in which we operate, along with contractual restrictions, to establish and protect our offerings and services and other applicable rights. In addition, we license third-party software along with other technologies that are used in the provision of or incorporated into some elements of our services. We possess a significant intellectual property portfolio, which we believe is important to our success. However, we believe our business as a whole is not materially dependent on any particular intellectual property right or any particular group of patents, trademarks, copyrights or licenses.

Additionally, we own or have rights to various trademarks, logos, service marks and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products and other proprietary materials.

Human Capital Resources

Employees

As of March 31, 2023, we had approximately 90,000 employees in more than 60 countries. Approximately 91% of our employees work outside the U.S., with workforce hubs in India, Poland, Brazil, Japan, Czechia and Hungary.

Our people advance the vital systems that power human progress. Our global workforce is highly skilled, reflective of the work we do for our customers’ digital transformations and in support of their mission-critical operations. Kyndryl professionals bring deep industry and technical expertise along with a passion for continuous learning. Our employees, whom we call Kyndryls, have earned more than 245,000 badges through our learning platform which provides access to curriculum that spans strategic skills, cloud, AI, analytics, design thinking, quantum computing and security. At Kyndryl, we aim to be:

●	Restless to power the future; eager to learn and innovate

●	Empathetic role models; serving with trust and transparency
●	Focused on shared success to achieve both business results and key human capital goals – driving a deep analytic understanding of people, technology and customer challenges
●	Fast, agile change leaders with courage to be bold and judgment to manage risk
●	Dedicated to building empowered, inclusive and accountable teams; recruiting, retaining and developing diverse talent that enhances performance and capabilities

We are committed to fostering an environment that supports new ways of working and accelerated career progression promoting innovation throughout our organization. Our Kyndryl Way is founded on our Vision to become an “employer of choice” and is founded on our commitment to advancing what’s next for ourselves and our customers.

Our people are at the center of designing, building and managing the technology environments that the world depends on every day. We will continue to invest in our teams to be at the heart of technological change for our customers.

Talent and Culture; Inclusion, Diversity and Equity (“ID&E”)

Our business is centered around our people, and our talent strategy revolves around our ability to best serve our customers through ongoing investment in talent and skill development. We attract, develop and retain talent in a competitive and dynamic environment. We are focused on optimizing the employee experience at Kyndryl through:

●	Attracting: Elevating the Kyndryl brand and creating a candidate experience where diversity, equity and inclusion are at the forefront of the hiring process. We proactively source talent both internally and externally with advanced capabilities to ensure the right talent, at the right time, in the right place
●	Developing: Providing employees with transparency to understand the skills, capabilities and experiences essential to our growth and their progression over their career by ensuring access to resources specifically designed to advance critical skills and competencies
●	Retaining: Communicating our strategy and building our Kyndryl culture; establishing programs that are focused on rewarding value creation, recognizing performance and driving accountability balanced with workplace flexibility, well-being, continuous learning and a diverse, inclusive and equitable environment

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

Health, Safety and Well-Being

We have a clear commitment to the health, safety and well-being of our employees. We have an experienced Health and Safety team comprised of medical doctors, nurses, industrial hygiene, safety and workforce health experts. This team has implemented a health and safety management system that ensures compliance with all local health and safety regulations, minimizes workplace health and safety risks, and provides for safe and healthy workplaces so our employees can do their best work.

Company Website, Social Media and Availability of Securities and Exchange Commission Filings

The Company’s internet website is www.kyndryl.com. Information on the Company’s website is not incorporated by reference herein and is not a part of this report. The Company makes available free of charge on its website or provides a link on its website to the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after those reports are electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”). To access these filings, go to the investor relations section of the Company’s website (https://investors.kyndryl.com) and under the “Financial Information” heading, click on “SEC Filings.” In addition, the SEC maintains an Internet website (https://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Industry and Market Data

The sources of certain statistical data, industry data, estimates, and forecasts contained in this 10-K are the following independent industry publications or reports:

◾	Capital IQ, Top 100 Capital IQ Insurance Companies
◾	GSMA, The Mobile Economy 2022, dated February 28, 2022
◾	GSMA, The Mobile Economy 2021, dated July 6, 2021
◾	Investopedia, 10 Biggest Telecommunications (Telecom) Companies, dated February 16, 2023
◾	AT&T, 2021 Annual Report, dated February 17, 2021
◾	ICAO, Annual Report 2021
◾	Airfinance Journal, Airline top 100 2022, dated June 30, 2022
◾	Air New Zealand, 2021 Annual Financial Results, dated August 24, 2021
◾	Cathay Pacific Airways Limited, 2021 Annual Results, dated March 9, 2022
◾	Capital IQ, Capital IQ data for Automobile Industry overall 2021

Executive Officers of the Registrant:

Our executive officers as of the date hereof are as follows:

Martin Schroeter.   Mr. Schroeter, 58, was appointed our Chief Executive Officer in January 2021 and was appointed as Chairman of the Board in October 2021 in connection with the Spin-off. Previously, Mr. Schroeter served in a variety of business line and finance executive positions at IBM, including Senior Vice President of Global Markets from 2018 until 2020, responsible for IBM’s global sales, customer relationships and satisfaction and worldwide geographic operations and overseeing IBM’s marketing and communication functions and building IBM’s brand and reputation globally, and Senior Vice President and Chief Financial Officer from 2014 until 2017, leading IBM’s finance function. Earlier in his career, Mr. Schroeter served as General Manager of IBM global financing, managing a total asset base in excess of $37 billion, and had served numerous roles in Japan, the United States and Australia. Previously, Mr. Schroeter served as a director of the American Australian Association. Mr. Schroeter received his MBA from Carnegie Mellon University and his undergraduate degree from Temple University.

David Wyshner.   Mr. Wyshner, 56, was appointed our Chief Financial Officer in September 2021. From March 2020 until his appointment as our Chief Financial Officer, Mr. Wyshner served as the Chief Financial Officer at XPO Logistics, Inc., where he led all financial functions for the global transportation and contract logistics company that manages supply chains for customers worldwide. Prior to that, Mr. Wyshner served as the Chief Financial Officer at Wyndham Hotels & Resorts, Inc. from May 2018 to December 2019, and as its senior advisor from December 2019 to March 2020. He served as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, from which Wyndham Hotels was spun-off, from August 2017 to May 2018. From August 2006 to June 2017, Mr. Wyshner served as the Chief Financial Officer of Avis Budget Group and also served as Avis Budget Group’s president from January 2016 to June 2017. Mr. Wyshner received his MBA from the Wharton School of the University of Pennsylvania and his Bachelor of Arts in applied mathematics from Yale University.

Elly Keinan.    Mr. Keinan, 58, was appointed our Group President in March 2021. Since September 2020, Mr. Keinan has served as a venture partner at Pitango Venture Capital, focusing on scaling the success of growth stage technology companies, and as an advisor to Sumitomo Corporation. Prior to that, Mr. Keinan served a variety of executive roles at IBM from July 1987 to June 2020, including General Manager of IBM North America and Chairman of IBM Japan, and held top leadership roles in Latin America and Europe. Mr. Keinan currently serves on the boards of Cellebrite, Ottopia and United Way of New York City. Mr. Keinan received his MBA from University of Miami Herbert Business School and his Bachelor of Science in Computer Science and Electrical Engineering from Rensselaer Polytechnic Institute.

Maryjo Charbonnier.    Ms. Charbonnier, 53, was appointed our Chief Human Resources Officer in July 2021. From January 2015 until her appointment, Ms. Charbonnier served as the Chief Human Resources Officer at Wolters Kluwer, where she was responsible for the design and implementation of all human resources strategies, policies and processes. Prior to that, Ms. Charbonnier served as the Chief Human Resources Officer at Broadridge Financial Solutions from August 2008 to December 2014. From August 1995 to August 2008, Ms. Charbonnier was an HR executive in a variety of leadership roles at PepsiCo, including Vice President for Talent Sustainability for PepsiCo Foods Americas. Ms. Charbonnier received her MBA from Southern Methodist University and her undergraduate degree from Catholic University.

Edward Sebold.    Mr. Sebold, 58, was appointed our General Counsel and Secretary in October 2021 in connection with the Spin-off. From March 2012 until his appointment as our General Counsel, Mr. Sebold served as Assistant General Counsel at IBM, leading several global legal functions at IBM, including teams that worked with services, IBM's Watson Health, litigation and mergers and acquisitions. Prior to joining IBM in 2012, Mr. Sebold was a partner at Jones Day in the firm’s Cleveland and Houston offices. Mr. Sebold serves on the board of the Pro Bono Partnership. Mr. Sebold received his JD from University of Michigan and his Bachelor of Arts in economics from John Carroll University.

Vineet Khurana.   Mr. Khurana, 50, was appointed our Controller in May 2021 and to the additional office of Vice President in November 2021. Since July 2020, Mr. Khurana had been serving as Chief Financial Officer of IBM’s Global Business Services unit. Prior to assuming this role, Mr. Khurana was the Chief Financial Officer of IBM Europe from March 2018 through July 2020 and the Vice President and Chief Financial Officer of IBM United Kingdom and Ireland from July 2016 until March 2018. Earlier in his IBM tenure, Mr. Khurana held roles of increasing responsibility spanning IBM’s financial strategy and IBM’s Global Financing division. Mr. Khurana also serves as an External Governor and a member of the Infrastructure and Finance Committee of the University of Portsmouth, United Kingdom. Mr. Khurana received his MBA from University of Warwick, United Kingdom and his undergraduate degree in Chemical Engineering from Manipal Institute of Technology, India.

Item 1A. Risk Factors:

Risks Relating to Our Business

An inability to attract new customers, retain existing customers and sell additional services to customers could adversely impact our revenue and results of operations.

Our ability to maintain or increase our revenues and profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional, comparable or, in the case of accounts with substandard margins, services with greater gross margins to our customers. We may incur higher customer acquisition or retention costs as we seek to grow our customer base and expand our markets. Moreover, to the extent we are unable to retain and sell additional services to existing customers, including as part of our initiative to address existing accounts that have substandard margins, our revenue and results of operations may decrease. Our customer contracts typically have an average duration of over five years and, unless terminated, may be renewed or automatically extended on a month-to-month basis. Our customers have no obligation to renew their services after their initial contract periods expire, and any termination fees associated with an early termination may not be sufficient to recover our costs associated with such contracts. The loss of business from any of our major customers, whether by the cancellation of existing contracts, the failure to obtain new business or lower overall demand for our services, could adversely impact our revenue and results of operations.

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

Our competitors include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that use labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments. Our competitiveness is based on factors including quality of services, technical skills and capabilities, industry knowledge and experience, financial value, ability to innovate, intellectual property and methods, contracting flexibility, and speed of execution. If we are unable to compete based on such factors, our results of operations and business prospects could be harmed.

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

Companies with whom we have alliances in certain areas are or may become competitors in other areas. In addition, companies with whom we have alliances also may acquire or form alliances with competitors, which could reduce their business with us. If we are unable to effectively manage these complicated relationships with alliance peers, our business and results of operations could be adversely affected.

Our business could be adversely impacted by our relationships with critical suppliers and partners.

Our business employs a wide variety of products and services from a number of suppliers and partners around the world. Our relationships with our partners, who supply us with necessary components to the services and solutions we offer our customers, are also critical to our ability to provide many of our services and solutions that address customer demands. There can be no assurance that we will be able to maintain such relationships. Among other things, such partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products, impairing our ability to provide the services and solutions demanded by customers. Further, changes in the business condition (financial or otherwise) of these suppliers or partners could subject us to losses and affect our ability to bring our offerings to market. Additionally, the failure of our suppliers and partners to deliver products and services in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect our business. Any defective products or inadequate services received from suppliers or partners could reduce the reliability of our services and harm our reputation.

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

In addition, much of our future success depends on the continued service, availability and integrity of skilled employees, including technical, sales and staff resources. Skilled and experienced personnel in the areas where we compete often are in high demand, and competition for their talents is often intense. Our inability to retain skilled employees could intensify the adverse impact of a shortage of critical skills. Changing demographics and labor workforce trends also may result in a shortage of or insufficient knowledge and skills. Further, as global opportunities and industry demand shift, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Any failure to attract, integrate, motivate and retain these employees could harm our business. Alternatively, from time to time, we may have more people than we need in certain skill sets, geographies or compensation levels. In such cases, we have, and may in the future, rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations, which actions could negatively impact employee engagement and attrition.

Due to our global presence, our business and operations could be adversely impacted by local legal, economic, political, health and other conditions.

We are a globally integrated company and have operations worldwide. Changes in the laws or policies of the countries in which we operate, or inadequate development or enforcement of such laws or policies, could affect our business and our overall results of operations. Further, we may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology and services sectors. Our results of operations also could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships among those countries. As we expand our customer base and the scope of our offerings, both within the United States and globally, we may be further impacted by additional regulatory or other risks, including compliance with U.S. and foreign data privacy requirements, data localization requirements, labor relations laws, enforcement of intellectual property protection laws, laws relating to anti-corruption, anti-competition regulations, corporate taxation, import, export and trade restrictions on technology and services. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect our ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by us to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters including those that could be related to climate change impacts, or uncertain political climates, international hostilities, or any terrorist activities, could adversely affect customer demand, our operations and supply chain, and our ability to source and deliver solutions to our customers. For example, the COVID-19 pandemic created significant volatility, uncertainty and economic disruption. In the current macroeconomic environment, customers continue to balance short-term challenges and opportunities for transformation. While some customers have begun to accelerate their digital transformation and increase their expenditures, the short-term priorities of other customers continue to be focused on operational stability, flexibility and cash preservation, and as such, we may experience some disruptions in transactional performance.

A downturn in the economic environment and customer spending budgets could adversely impact our business.

Our overall performance depends in part on global macroeconomic and geopolitical conditions, which can change suddenly and unpredictably. Because we operate globally and have significant businesses in many markets, an economic slowdown in any of those markets could adversely affect our results of operations. If overall demand for our solutions decreases, or if customers decide to reduce their spending budgets as a result of such conditions, our revenue and profit could be materially and adversely impacted.

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

Our commercial contracts are typically awarded on a competitive or “sole-source” basis. Our bids are priced upon, among other items, the expected cost to provide the services. We are dependent on our internal forecasts and predictions about our projects and the marketplace, and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from some of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained, and additional information becomes known, even though the scope of the work required under the contract may not change. Moreover, as inflation can increase both our labor and non-labor input costs, the profitability of our contracts could be negatively impacted if we are unable to adjust our pricing or costs to take inflation into account. Furthermore, if we fail to accurately estimate our costs or the time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

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

Subject in certain circumstances to the consent of IBM under the Tax Matters Agreement, as discussed in “- Risks Relating to our Spin-off from IBM,” we may decide to make acquisitions, alliances and dispositions in furtherance of our strategy. Such transactions can present significant challenges and risks, and there can be no assurances that we will identify or manage such transactions successfully or that strategic opportunities will be available to us on acceptable terms or at all. The related risks include our failure to achieve strategic objectives, our failure to achieve anticipated revenue improvements and cost savings, our failure to retain key strategic relationships of acquired companies, our failure to retain key personnel and our assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as our failure to close planned transactions. Such transactions may require us to secure financing, and our indebtedness may limit the availability of financing to us or the favorability of the terms of available financing. If we do acquire other companies, we may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. If our goodwill or net intangible assets become impaired, we may be required to record a charge to our income statement.

We could be adversely impacted by our business with government customers.

Our customers include numerous governmental entities within and outside the United States, including foreign governments and U.S. state and local entities. Some of our agreements with these customers may be subject to periodic funding approval. Funding reductions or delays could adversely impact public sector demand for our services. Also, government contracts tend to have additional requirements beyond commercial contracts and, for example, may contain provisions providing for higher liability limits for certain losses and non-performance. Also, compliance violations in one state or locality could result in suspension or debarment as a governmental contractor and could incur civil and criminal fines and penalties, which could negatively impact our results of operations, financial results and reputation.

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

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to review our goodwill for impairment at least annually, and to review goodwill and long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our long-lived assets and/or goodwill to be reviewed for impairment include a sustained decline in stock price, a substantial decline in business performance or other entity-specific events such as changes in business management and strategy. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill or long-lived assets are impaired, which could adversely affect our results of operations. As of March 31, 2023, our goodwill balance was $812 million, which represented 7% of total consolidated assets. See Note 10 – Intangible Assets Including Goodwill to our financial statements included elsewhere in this report for additional information about our goodwill impairment.

Risks Relating to Cybersecurity and Data Privacy

Cybersecurity and privacy considerations could adversely impact our business.

We maintain information, including confidential and proprietary information, in digital form regarding our business and the business of our customers, business partners, vendors, employees, contractors and other third parties. We also rely on third-party vendors to provide certain digital services in connection with our business. There are numerous and evolving risks relating to cybersecurity and data privacy, including risks originating from intentional acts of criminal hackers, nation states and hacktivists; from intentional and unintentional acts of customers, business partners, vendors, employees, contractors, competitors and other third parties; and from errors and omissions in processes or technologies, as well as the risks associated with an increase in the number of customers, business partners, vendors, employees, contractors and other third parties working remotely. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software, and infrastructure. Attacks also include social engineering to fraudulently induce customers, business partners, vendors, employees, contractors and other third parties to disclose information, transfer funds or unwittingly provide access to systems or data. We are at risk of security breaches not only of our own services, systems and networks, but also those of customers, business partners, vendors, employees, contractors and other third parties.

Cyber threats are continually evolving, making it challenging to defend against certain threats and vulnerabilities that can persist undetected over extended periods of time. Our services, systems and networks, including cloud-based systems and other third-party systems and technologies that we maintain on behalf of our customers, may be used in critical Company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, personal information and intellectual property of employees, customers and others. These services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Cybersecurity attacks or other security incidents relating to our systems or those of our third-party vendors could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, customer or other third-party data or systems; theft or import or export of sensitive, regulated or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, we, our customers and other third parties could be exposed to liability, litigation, and regulatory or other government action, as well as the loss of existing or potential customers, damage to brand and reputation, damage to our competitive position, and other financial loss.

The cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In our industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for us and our customers. In addition, the fast-paced, evolving, pervasive, and sophisticated nature of certain cyber threats and vulnerabilities, as well as the scale and complexity of our business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on us or our customers. Cybersecurity risk to us and our customers also depends on factors such as the actions, practices and investments of customers, business partners, vendors, employees, contractors and other third parties. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to Company, customer or other third-party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although, to date, we have not experienced a cybersecurity incident that has had a material adverse effect on us and we continuously take significant steps to mitigate cybersecurity risk across a range of functions, such measures cannot eliminate the risk entirely or provide absolute security. While we continue to monitor for, identify, investigate, respond to, remediate and develop plans to quickly recover from cybersecurity incidents, notwithstanding our efforts, we may be subject to a cybersecurity incident in the future that has a material adverse impact.

As we are a global enterprise, the regulatory environment with regard to cybersecurity and data privacy issues to which we are subject is increasingly complex and will continue to impact our business, including through increased risk, increased compliance costs, and expanded or otherwise altered compliance obligations. As our reliance on data grows, the potential impact of regulations on our business, risks, and reputation will grow accordingly. The enactment and expansion of cybersecurity and data privacy laws and regulations around the globe, including an increased focus on international data transfer mechanisms; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity; the potential for damages, fines and penalties; and the potential regulation of new and emerging technologies, such as artificial intelligence, will continue to result in increased compliance costs and increased risks. Any additional costs and penalties associated with increased compliance, enforcement and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

Risks Relating to Laws and Regulations

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

We are subject to numerous, evolving, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, cybersecurity and data privacy, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, ESG initiatives, anti-competition, anti-money-laundering, wage-and-hour standards, employment and labor relations and human rights. The global nature of our operations, including jurisdictions where legal systems may be less developed or understood by us, business practices and standards which deviate from international standards, and the diverse nature of our operations across a number of regulated industries, further increase the difficulty of compliance. Additionally, certain laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 could make us responsible for acts of our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we may acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate if they take actions that violate applicable anti-corruption laws or regulations (whether or not we participated or knew about the actions leading to the violations). Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. Violations of one or more of these regulations in the conduct of our business could result in significant fines, and penalties, disgorgement of profits, enforcement actions or criminal sanctions against us and/or our employees, prohibitions on doing business, unfavorable publicity and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our customers. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services or could impose additional taxes on our services. For example, changes in laws and regulations to limit using off-shore resources in connection with our work or to penalize companies that use off-shore resources, which have been proposed from time to time in various jurisdictions, could adversely affect our results of operations. Such changes may result in contracts being terminated or work being transferred on-shore, resulting in greater costs to us. Additionally, changes in laws and regulations, including expanding export controls and sanctions resulting from geopolitical developments, could impact our business, including imposing limits on where we can conduct operations, parties with whom we can conduct business, and the nature of work that can be performed. Such changes may result in limitations on existing or future business operations in certain markets, and violations of such laws and regulations could result in significant fines, penalties and enforcement actions.

Tax matters could impact our results of operations and financial condition.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (the “OECD”) continues to issue guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government, which may also adversely impact our income taxes. In addition, it is likely that our tax returns could be examined by taxing authorities in the jurisdictions in which we do business. While we regularly assess the likelihood of adverse outcomes resulting from these examinations in order to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these examinations will not have an adverse effect on the Company’s provision for income taxes and cash flows.

We are subject to legal proceedings and investigatory risks.

As a company with approximately 90,000 employees and with customers in over 100 countries, we are or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of our business. In addition, IBM may obtain indemnity from us for judgments against it relating to events that occurred prior to the Separation pursuant to agreements put in place in connection with the Separation. The risks associated with such legal proceedings are described in more detail in Note 13 – Commitments and Contingencies in the financial statements elsewhere in this report. We believe that we have adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

We could incur costs for regulated environmental matters.

We are subject to various federal, state, local and foreign laws and regulations concerning the discharge of materials into the environment or otherwise related to environmental protection. We could incur costs, including cleanup costs, fines and civil or criminal sanctions, as well as third-party claims for property damage or personal injury, if we were to violate or become liable under environmental laws and regulations. In addition, if we were to violate or become liable under these laws and regulations our reputation could be harmed, which could have a negative impact on demand for our products and services. Compliance with environmental laws and regulations is not expected to have a material adverse effect on our financial position, results of operations and competitive position.

We could be materially and adversely affected by increased focus on and demands from customers, investors and regulators with respect to climate change and environmental, social and governance (ESG) issues or subject to legal liability with respect to our ESG commitments.

Global climate change is the result of increasing carbon emissions and has been linked to increasing environmental degradation, loss of biodiversity and increased incidence of natural disasters. ESG includes not only environmental issues but also human rights, diversity, responsible supply chain management, ethics, cybersecurity and privacy concerns. Our ability to achieve our ESG commitments, including our commitment to achieve net-zero emissions by 2040, may be subject to numerous risks, many of which are beyond our control. Examples of such risks include: the availability and cost of resources and related technologies; the availability of suppliers that can meet our standards; and our ability to manage natural disasters that could impact our employees, customers and businesses. Governments are implementing local, national and international regulations, taxes and mechanisms to manage cyber, workforce, environmental and human rights risks. Legal and regulatory requirements requiring ESG disclosures are increasing. If we do not meet these demands, our business and operations may be negatively impacted by the loss of customer revenues and market share if we are unable to provide competitive products and services that incorporate these mitigation strategies. In addition, standards for tracking and reporting ESG metrics continue to evolve globally. Our processes and controls for reporting ESG metrics across our operations and supply chain are evolving along with multiple disparate standards for identifying, measuring and reporting ESG metrics.

We risk divestment and challenges to corporate practices and policies if our ESG practices do not meet the expectations of our stockholders. Further, employees and customers may seek employment opportunities, products and services that offer ESG benefits and/or minimize ESG risks. If we fail to meet these demands, it may negatively impact our business and damage our reputation.

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

Our customer base includes many worldwide enterprises, from small and medium businesses to the world’s largest organizations and governments, with a significant portion of our revenue coming from global customers across many sectors. As a result, our financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity. Our earnings and cash flows, as well as our access to funding, could be negatively impacted by changes in market liquidity conditions. Additionally, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for credit losses, which could affect our net income in the period the adjustments are made.

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

We derive a significant percentage of our revenues and costs from our affiliates operating in non-U.S. dollar currency environments, and results from these affiliates are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar, as well as sudden shifts in regional or global economic activity. In addition, we have labor and product supply agreements where the currency in which our costs are denominated differs from the currency of the customer contract. Our hedging strategies may not fully mitigate our currency risk or may prove disadvantageous.

Additionally, large changes in currency exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers to these local competitors.

Risks Relating to our Spin-off from IBM

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

If the Distribution were determined not to qualify for non-recognition of gain or loss under Section 355 and related provisions of the Internal Revenue Code of 1986 (the “Code”), each stockholder that is subject to U.S. federal income tax who received our common stock in the Distribution would generally be treated as having received a distribution in an amount equal to the fair market value of our common stock received, which would generally result in: (i) a taxable dividend to such stockholder to the extent of that such stockholder’s pro rata share of IBM’s current or accumulated earnings and profits; (ii) a reduction in such stockholder’s basis (but not below zero) in IBM common stock to the extent the amount received exceeds the stockholder’s share of IBM’s earnings and profits; and (iii) taxable gain from the exchange of IBM common stock to the extent the amount received exceeded the sum of such stockholder’s share of IBM’s earnings and profits and such stockholder’s basis in its IBM common stock.

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

We may experience difficulties in implementing our new enterprise resource planning system.

Since the Spin-off, we have been dependent on financial and business operations systems that are provided by IBM pursuant to a Transition Services Agreement (“TSA”). We are implementing a new enterprise resource planning system (“ERP”), which will replace these financial and business operations systems. The implementation of this new ERP requires an investment of significant personnel and financial resources, including substantial expenditures for third-party systems integrators, consultants, licenses and other support. As we implement this ERP, we may experience delays, increased costs and other difficulties, including potential design defects, miscalculations, re-work due to changes in business plans or reporting standards and the diversion of management’s attention from day-to-day business operations. Extended delays could also introduce operational and business risk, including cybersecurity risks, business operations risks and other complications. If we are unable to implement this ERP as planned, the effectiveness of our internal control over financial reporting could be adversely affected, our ability to assess those controls adequately could be delayed, and our business, results of operations, financial condition and cash flows could be negatively impacted.

We or IBM may fail to perform under various transaction agreements that were executed as part of the Separation.

In connection with the Separation, we and IBM entered into various transaction agreements related to the Spin-off. These agreements also govern our relationship with IBM following the Spin-off. We rely on IBM to satisfy its performance obligations under these agreements. Since the Spin-off, certain contractual disputes have arisen between us and IBM. We and IBM have commenced arbitration proceedings related to certain of these matters. If the outcome of those arbitrations is unfavorable to Kyndryl, if a mutually acceptable commercial resolution cannot be found, or if we or IBM are or remain otherwise unable or unwilling to satisfy our or its respective obligations under these agreements, including indemnification obligations, our business, results of operations and financial condition could be adversely affected.

Risks Relating to Our Common Stock and the Securities Market

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

Item 1B. Unresolved Staff Comments:

None.

Item 2. Properties:

As of March 31, 2023, we owned or leased approximately 17.7 million square feet of space worldwide, a summary of which is provided below. We believe that our existing properties are in good condition and are suitable for the conduct of our business.

	United States*		Japan		Principal Markets		Strategic Markets		Total
	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet
	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)
Leased	30	3.3	48	1.1	136	5.4	145	3.2	359	13.0
Owned	3	3.1	—	—	8	0.9	5	0.8	16	4.7
Total	33	6.4	48	1.1	144	6.3	150	4.0	375	17.7
*	United States includes our principal executive offices not allocated to the Unites States segment, including our global headquarters located in New York, New York.

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

As of May 19, 2023, there were approximately 272,362 record holders of our common stock. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

Since the Separation, we have not paid cash dividends on our common stock. Future dividends, if any, and the timing of declaration of any such dividends, will be at the discretion of our Board of Directors and will depend upon many factors including, but not limited to, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, restrictions in our debt agreements and in any preferred stock, business prospects and other factors that our Board of Directors deems relevant.

Stock Performance Graph

The following graphs compare the cumulative total return of holders of our common stock with the cumulative total return of the S&P 400 Midcap index and S&P IT Sector index.

The graph below tracks the performance of a $100 investment in our common stock and in each index from November 4, 2021, the date our stock commenced regular-way trading on the NYSE, to March 31, 2023.

Stock Performance Graph

120
100
80
60
40
20
-
11/4/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
Kyndryl Holdings, Inc.
S&P400 MidCap Index
S&P 400 IT Sector GICS Level 1 Index

	11/04/2021	12/31/2021	3/31/2022	3/31/2023
Kyndryl Holdings, Inc.	100.00	68.61	49.73	55.95
S&P400 MidCap Index	100.00	98.68	93.53	87.23
S&P 400 IT Sector GICS Level 1 Index	100.00	96.43	88.54	87.34

The graph below tracks the performance of a $100 investment in our common stock and in each index from April 1, 2022, the beginning of our fiscal year, to March 31, 2023.

Stock Performance Graph

140
120
100
80
60
40
20
-
4/1/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
Kyndryl Holdings, Inc.
S&P400 MidCap Index
S&P 400 IT Sector GICS Level 1 Index

	4/01/2022	3/31/2023
Kyndryl Holdings, Inc.	100.00	111.31
S&P400 MidCap Index	100.00	92.69
S&P 400 IT Sector GICS Level 1 Index	100.00	99.24

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

In January 2022, the Company changed its fiscal year-end to March 31 from December 31. Included below are selected results and year-over-year comparisons for the year ended March 31, 2023, the twelve months ended March 31, 2022 (unaudited), the three-month transition period ended March 31, 2022 and the year ended December 31, 2021. The Company is presenting unaudited results of operations for the twelve months ended March 31, 2022 because management believes this comparison will be helpful to a reader’s understanding of our fiscal year 2023 results. Results for the twelve months ended March 31, 2022 were derived from our quarterly consolidated financial statements as previously reported. The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this report. For further information on the comparisons between the years ended December 31, 2021 and 2020 not covered in the “Segment Results” below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to our Current Report on Form 8-K/A filed with the SEC on May 27, 2022 (the “8-K/A”). We refer to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021, revised and updated as set forth on Exhibit 99.1 to the 8-K/A, as the “2021 Form 10-K”.

		Twelve
		Months Ended
	Year Ended	March 31,	Year Ended	Year Ended
	March 31,	2022	December 31,	December 31,
(Dollars in millions)	2023	(unaudited)	2021	2020
Revenue	$17,026	$18,317	$18,657	$19,352
Revenue growth (GAAP)	(7)%	(5)%	(4)%	(5)%
Revenue growth in constant currency(1)	0%	(5)%	(5)%	(5)%
Net income (loss)	$(1,374)	$(2,039)	$(2,304)	$(2,007)
Adjusted EBITDA(1)	$1,975	$2,195	$2,069	$2,185

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	March 31,	March 31,	December 31,
(Dollars in millions)	2023	2022	2021
Assets	$11,464	$13,442	$13,213
Liabilities	10,002	10,730	10,446
Equity	1,462	2,711	2,767

Organization of Information

Kyndryl Holdings, Inc. was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the managed infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, IBM distributed shares representing 80.1% of Kyndryl’s outstanding common stock to holders of record of IBM’s common stock as of the close of business on October 25, 2021 in a spin-off that was tax-free for U.S. federal tax purposes. Following the distribution, Kyndryl became an independent, publicly-traded company and is the world’s leading managed infrastructure services provider. IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off.

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

Financial Performance Summary

Macro Dynamics

In calendar year 2021, we saw a broad-based macroeconomic recovery in most regions of the world. Demand for technology services rebounded after declines resulting from the COVID-19 pandemic, as large organizations again demonstrated a need for assistance in designing, building, managing and modernizing their technology systems. In fiscal year 2023, we saw continuing demand for information technology services, despite declining economic growth, increased geopolitical tensions, lingering effects of the COVID-19 pandemic, inflationary pressures and government efforts to stem inflation. Although the risk of economic slowdowns in certain geographies has recently increased, most economists, including the International Monetary Fund, expect positive global macroeconomic growth in calendar years 2023 and 2024.

Fiscal 2023 Financial Performance

For the year ended March 31, 2023, we reported $17.0 billion in revenue, a decline of 7 percent when compared to the twelve months ended March 31, 2022, primarily driven by a seven-point negative impact from currency. Among our segments, United States revenue was unchanged, Japan revenue declined 13 percent, Principal Markets revenue declined 13 percent, and Strategic Markets revenue decreased 1 percent compared to the prior twelve-month period, with the declines primarily due to currency movements. Net loss of $1.4 billion improved by $665 million versus the prior twelve-month period, primarily driven by lower impairment expense, lower transaction-related costs, and lower cost of services as a percentage of revenue, reflecting our progress on our key initiatives. See Part I. Item 1, “Business – Our Strategies” for additional information on our key initiatives.

Transition Period Financial Performance

For the three months ended March 31, 2022, we reported $4.4 billion in revenue, a decline of 7 percent when compared to the three months ended March 31, 2021, primarily driven by a four-point negative impact from currency. Among our segments, United States revenue declined 5 percent, Japan revenue declined 7 percent, Principal Markets revenue declined 14 percent, and Strategic Markets revenue increased 2 percent compared to the three months ended March 31, 2021, with the declines primarily due to currency movements. Net loss of $229 million improved by $265 million versus the prior-year quarter, primarily driven by cost reductions, including the benefit from workforce actions taken in prior periods.

2021 Financial Performance

For the year ended December 31, 2021, we reported $18.7 billion in revenue, a decline of 4 percent when compared to the prior year primarily driven by lower contract volumes due to existing and new clients pausing activities during our planned Separation from our former Parent, as well as expected price declines in certain new and renewed customer contracts. This was a consistent trend across all segments. United States revenue declined 5 percent, Japan declined 4 percent, Principal Markets declined 1 percent and Strategic Markets declined 5 percent compared to 2020. Net loss of $2.3 billion increased by $297 million versus the prior year. The net loss for the year ended December 31, 2021 included a goodwill impairment charge of $469 million, transaction-related costs of $627 million and litigation charges for certain long-standing claims and disputes of $52 million, as well as cost allocations from our former Parent.

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

After the Separation on November 3, 2021, the Company’s financial statements for the periods from November 4, 2021, through March 31, 2023, are consolidated financial statements based on our reported results as a standalone company. All significant transactions and accounts between Kyndryl entities were eliminated. All significant intercompany transactions between IBM and Kyndryl prior to the Separation were included within Net Parent investment on the accompanying Consolidated Financial Statements.

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

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the year ended March 31, 2023, the twelve months ended March 31, 2022, and the years ended December 31, 2021 and 2020. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

		Twelve
	Year Ended	Months Ended	Year Ended
	March 31,	March 31,	December 31,		Year-over-Year Change
(Dollars in millions)	2023	2022 (unaudited)	2021	2020	2023 vs. 2022	2021 vs. 2020
Revenue
United States	$4,726	$4,745	$4,805	$5,084	(0)%	(5)%
Japan	2,502	2,866	2,923	3,042	(13)%	(4)%
Principal Markets	5,957	6,838	7,085	7,187	(13)%	(1)%
Strategic Markets	3,840	3,867	3,844	4,040	(1)%	(5)%
Total revenue	$17,026	$18,317	$18,657	$19,352	(7)%	(4)%
Revenue growth in constant currency(1)	0%	(5)%	(5)%	(5)%
Adjusted EBITDA(1)
United States	$839	$910	$842	$940	(8)%	(10)%
Japan	407	532	501	534	(23)%	(6)%
Principal Markets	371	387	341	375	(4)%	(9)%
Strategic Markets	436	535	540	488	(19)%	11%
Corporate and other(2)	(77)	(170)	(154)	(153)	NM	NM
Total adjusted EBITDA(1)	$1,975	$2,195	$2,069	$2,185	(10)%	(5)%

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs and foreign currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business. We provide this non-GAAP financial measure as we believe it improves visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Year	Twelve
	Ended	Months Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022 (unaudited)	2021	2020
Net income (loss)	$(1,374)	$(2,039)	$(2,304)	$(2,007)
Provision for income taxes	524	350	402	247
Workforce rebalancing charges (benefits)	71	(13)	39	918
Charges related to ceasing to use leased/fixed assets and lease terminations	80	—	—	—
Transaction-related costs	264	630	627	21
Stock-based compensation expense	113	86	71	64
Impairment expense	—	469	469	—
Interest expense	94	71	64	63
Depreciation of property, equipment and capitalized software	900	1,206	1,300	1,445
Amortization expense	1,245	1,310	1,314	1,408
Other adjustments*	59	124	88	27
Adjusted EBITDA (non-GAAP)	$1,975	$2,195	$2,069	$2,185
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs, significant litigation costs and currency impacts of highly inflationary countries.

United States

		Twelve
	Year Ended	Months Ended
	March 31,	March 31,
(Dollars in millions)	2023	2022 (unaudited)
Revenue	$4,726	$4,745
Revenue year-over-year change	(0)%	(6)%
Adjusted EBITDA	839	910
Adjusted EBITDA year-over-year change	(8)%

For the year ended March 31, 2023, United States revenue of $4.7 billion was unchanged compared to the twelve months ended March 31, 2022. Adjusted EBITDA decreased $71 million from the prior twelve-month period, primarily driven by certain software agreements moving from prepaid and amortized agreements to monthly subscription agreements as well as investments made to support being an independent company, partially offset by progress on our key initiatives.

For the three months ended March 31, 2022 (transition period), United States revenue of $1.2 billion decreased 5 percent compared to the prior-year quarter, primarily driven by reduced signings in the prior year. Adjusted EBITDA increased $68 million from the prior-year quarter, primarily driven by lower costs from our post-Separation commercial agreements with IBM, partially offset by lower revenues.

For the year ended December 31, 2021, United States revenue of $4.8 billion decreased 5 percent as compared to the prior year, primarily driven by lower contract volumes due to clients pausing activities during the pandemic and our planned Separation as well as lower pricing. Adjusted EBITDA decreased $99 million from the prior year, primarily due to lower revenue, partially offset by cost reductions.

Japan

		Twelve
	Year Ended	Months Ended
	March 31,	March 31,
(Dollars in millions)	2023	2022 (unaudited)
Revenue	$2,502	$2,866
Revenue year-over-year change	(13)%	(7)%
Revenue growth in constant currency	5%	(1)%
Adjusted EBITDA	407	532
Adjusted EBITDA year-over-year change	(23)%

For the year ended March 31, 2023, Japan revenue of $2.5 billion decreased 13 percent compared to the twelve months ended March 31, 2022. Revenue decreased due to an unfavorable currency exchange rate impact of 18 points, partially offset by recent signings of incremental business, including increased Kyndryl Consult revenues. Adjusted EBITDA decreased $125 million from the prior twelve-month period, primarily driven by unfavorable currency impacts, partially offset by lower costs from our post-Separation commercial agreements with IBM and progress on our key initiatives.

For the three months ended March 31, 2022 (transition period), Japan revenue of $706 million decreased 7 percent as compared to the prior-year quarter. Revenue decreased primarily due to unfavorable currency impacts, as well as a delay in the transfer of a joint venture from IBM that was finalized mid-quarter, which was captured in the operating results of the pre-Separation period under the carve-out assumptions of our former Parent. Adjusted EBITDA increased $31 million from the prior-year quarter, primarily driven by lower costs from our post-Separation commercial agreements with IBM, partially offset by unfavorable currency impacts.

For the year ended December 31, 2021, Japan revenue of $2.9 billion decreased 4 percent as compared to the prior year. Revenue decreased primarily as a result of currency exchange rates. Adjusted EBITDA decreased $33 million from the prior year largely due to decreased revenue.

Principal Markets

		Twelve
	Year Ended	Months Ended
	March 31,	March 31,
(Dollars in millions)	2023	2022 (unaudited)
Revenue	$5,957	$6,838
Revenue year-over-year change	(13)%	(5)%
Revenue growth in constant currency	(4)%	(7)%
Adjusted EBITDA	371	387
Adjusted EBITDA year-over-year change	(4)%

For the year ended March 31, 2023, Principal Markets revenue of $6.0 billion decreased 13 percent compared to the twelve months ended March 31, 2022. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of nine points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA decreased $16 million from the prior twelve-month period, due to unfavorable currency exchange rates, partially offset by progress on our key initiatives.

For the three months ended March 31, 2022 (transition period), Principal Markets revenue of $1.6 billion decreased 14 percent as compared to the prior-year quarter. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation as well as an unfavorable currency exchange rate impact of five points, primarily driven by the strengthening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA increased $46 million from the prior-year quarter, primarily due to the benefit from cost-reduction actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM.

For the year ended December 31, 2021, Principal Markets revenue of $7.1 billion decreased 1 percent as compared to the prior year. Revenue decreased due to certain joint ventures not transferring to us in connection with the Separation partially offset by a favorable currency exchange rate impact of 4 points, primarily driven by the weakening of the U.S. dollar against the Euro and British pound. Adjusted EBITDA decreased $34 million from the prior year, primarily due to lower revenue, partially offset by cost-reductions actions taken in the prior year.

Strategic Markets

		Twelve
	Year Ended	Months Ended
	March 31,	March 31,
(Dollars in millions)	2023	2022 (unaudited)
Revenue	$3,840	$3,867
Revenue year-over-year change	(1)%	(2)%
Revenue growth in constant currency	6%	(2)%
Adjusted EBITDA	436	535
Adjusted EBITDA year-over-year change	(19)%

For the year ended March 31, 2023, Strategic Markets revenue of $3.8 billion decreased 1 percent compared to the twelve months ended March 31, 2022 driven by a seven-point headwind from currency exchange rates, primarily the Euro, partially offset by signings of incremental business, including increased Kyndryl Consult revenues. Adjusted EBITDA decreased $99 million from the prior twelve-month period, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation, partially offset by progress on our key initiatives.

For the three months ended March 31, 2022 (transition period), Strategic Markets revenue of $978 million increased 2 percent as compared to the prior-year quarter, despite a four-point headwind from currency exchange rates. Revenue increased due to recent signings of incremental business. Adjusted EBITDA decreased $4 million from the prior-year quarter, since the majority of Strategic Markets countries were not charged for IBM software pre-Separation and software cost allocations began post-Separation. The increased software costs from IBM were partially offset by higher revenues.

For the year ended December 31, 2021, Strategic Markets revenue of $3.8 billion decreased 5 percent as compared to the prior year. Revenue decreased due to certain joint-ventures not transferring to us in connection with the Separation and impacts from exiting low-margin accounts, partially offset by a favorable currency exchange rate impact of 2 points, primarily driven by the weakening of the U.S. dollar against the Euro. Adjusted EBITDA increased $52 million from the prior year, primarily due to exiting low-margin accounts and realizing benefits from cost-reduction actions taken in the prior year.

Corporate and Other

Corporate and other generated an adjusted EBITDA loss of $77 million in the year ended March 31, 2023, compared to a loss of $170 million in the twelve months ended March 31, 2022. Corporate and other had an adjusted EBITDA loss of $56 million in the three months ended March 31, 2022 (transition period), compared to a loss of $40 million in the prior-year quarter. The improvements were driven by lower executive expenses incurred by Kyndryl post-Separation compared to corporate expenses allocated by the former Parent in prior-year periods. Corporate and other had an adjusted EBITDA loss of $154 million in the year ended December 31, 2021 compared to a loss of $153 million in the prior year.

Costs and Expenses

	Year	Twelve
	Ended	Months Ended
	March 31,	March 31,	Percent of Revenue		Change
(Dollars in millions)	2023	2022 (unaudited)	2023	2022	2023 vs. 2022
Revenue	$17,026	$18,317	100.0%	100.0%	(7)%
Cost of services	14,498	16,057	85.2%	87.7%	(10)%
Selling, general and administrative expenses	2,914	2,752	17.1%	15.0%	6%
Workforce rebalancing charges (benefits)	71	(13)	0.4%	(0.1)%	NM
Transaction-related costs	264	630	1.5%	3.4%	(58)%
Impairment expense	—	469	—	2.6%	(100)%
Interest expense	94	71	0.5%	0.4%	31%
Other expense	35	40	0.2%	0.2%	(12)%
Income (loss) before income taxes	$(851)	$(1,689)

NM – not meaningful

Cost of services was 85.2% of revenue in the year ended March 31, 2023, compared to 87.7% in the twelve months ended March 31, 2022, primarily driven by progress on our key initiatives and lower costs from our post-Separation commercial agreements with IBM, offset in part by certain site-rationalization activities. Selling, general and administrative expenses were 17.1% of revenue in the year ended March 31, 2023 compared to 15.0% in the twelve months ended March 31, 2022, driven by expenses associated with operating as an independent public company, the impact of currency on revenue compared to our U.S. dollar-denominated expenses, and certain site-rationalization activities. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to employees terminated in the ongoing course of business. Workforce rebalancing charges were 0.4% of revenue in fiscal 2023 compared to (0.1)% in the twelve months ended March 31, 2022, due to a workforce reduction in the fourth quarter of 2023. Transaction-related costs were 1.5% of revenue in the year ended March 31, 2023 compared to 3.4% in the twelve months ended March 31, 2022, primarily driven by higher employee-retention expense and pre-spin consultancy expense incurred in the prior year. Impairment expense was zero in the year ended March 31, 2023 compared to 2.6% of revenue in the twelve months ended March 31, 2022, driven by an impairment of goodwill in the former EMEA and Americas segments in the quarter ended December 31, 2021. Interest expense was 0.5% of revenue in the year ended March 31, 2023 compared to 0.4% in the twelve months ended March 31, 2022, due to our average debt balance having been lower prior to the Separation. Other expense was 0.2% of revenue in the year ended March 31, 2023 compared to 0.2% in the twelve months ended March 31, 2022.

	Three Months Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2022	2021	2022	2021	2022 vs. 2021
Revenue	$4,431	$4,771	100.0%	100.0%	(7)%
Cost of services	3,824	4,318	86.3%	90.5%	(11)%
Selling, general and administrative expenses	690	714	15.6%	15.0%	(3)%
Workforce rebalancing charges	—	52	—%	1.1%	(100)%
Transaction-related costs	58	55	1.3%	1.2%	5%
Interest expense	21	14	0.5%	0.3%	54%
Other expense	27	22	0.6%	0.5%	21%
Income (loss) before income taxes	$(189)	$(403)			NM

Cost of services were 86.3% of revenue in the three months ended March 31, 2022 (transition period), compared to 90.5% in the three months ended March 31, 2021, primarily driven by benefits realized from cost-reduction actions taken in prior periods as well as lower costs from our post-Separation commercial agreements with IBM. Selling, general and administrative expenses were 15.6% of revenue in the three months ended March 31, 2022 compared to 15.0% in the three months ended March 31, 2021, primarily driven by our stand-alone expense structure compared to pre-Separation allocations incurred in the prior year. Workforce rebalancing charges were not incurred in the three months ended March 31, 2022 and were 1.1% of revenue in the three months ended March 31, 2021. Transaction-related costs were 1.3% of revenue in the three months ended March 31, 2022 compared to 1.2% in the three months ended

March 31, 2021. Interest expense was 0.5% of revenue in the three months ended March 31, 2022 compared to 0.3% in the three months ended March 31, 2021. Interest expense for the three months ended March 31, 2022 included interest expense associated with the indebtedness we incurred in connection with our Separation. Other expense was 0.6% of revenue in the three months ended March 31, 2022 compared to 0.5% in the three months ended March 31, 2021.

	Year Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2021	2020	2021	2020	2021 vs. 2020
Revenue	$18,657	$19,352	100.0%	100.0%	(4)%
Cost of services	16,550	17,137	88.7%	88.6%	(3)%
Selling, general and administrative expenses	2,776	2,948	14.9%	15.2%	(6)%
Workforce rebalancing charges	39	918	0.2%	4.7%	(96)%
Transaction-related costs	627	21	3.4%	0.1%	NM
Impairment expense	469	—	2.5%	—%	—%
Interest expense	64	63	0.3%	0.3%	2%
Other expense	35	25	0.2%	0.1%	40%
Income (loss) before income taxes	$(1,903)	$(1,760)			NM

Costs of services were 88.7% of revenue in the year ended December 31, 2021 compared to 88.6% in the year ended December 31, 2020, primarily driven by the impact of a revenue decrease related to advisory & implementation services and price decreases embedded in certain new and renewed contracts mostly offset by benefits realized from prior-year cost-reduction actions. Selling, general and administrative expenses were 14.9% of revenue in 2021 compared to 15.2% in 2020, primarily driven by benefits realized from prior-year cost-reduction actions, partially offset by additional legal liabilities recorded in the fourth quarter of 2021. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to employees terminated in the ongoing course of business. Workforce rebalancing charges were 0.2% of revenue in 2021 compared to 4.7% in 2020, when the Company announced a significant workforce reduction, primarily in Europe, in the fourth quarter of 2020. Transaction-related costs were 3.4% of revenue in 2021 compared to 0.1% in 2020, primarily driven by costs related to our Separation, including legal, consulting, audit and other professional fees, information technology transition costs, and employee retention expenses. Impairment expenses were 2.5% of revenue in 2021, primarily driven by an impairment of goodwill we recorded in the fourth quarter of 2021. Interest expense was 0.3% of revenue in 2021 compared to 0.3% in 2020, and includes interest expense associated with the indebtedness we incurred in connection with our Separation. Other expense was 0.2% of revenue in 2021 compared to 0.1% in 2020.

Transaction-related Charges

The Company classifies certain expenses related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business, such as employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional services costs required to prepare for and execute the Separation.

Workforce Rebalancing and Site-Rationalization Charges

During the year ended March 31, 2023, management initiated certain actions to reduce the Company’s overall cost structure and increase our operating efficiency. These actions include workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. As a result, we disposed of these assets through abandonment or early termination. During the year ended March 31, 2023, the Company recognized $55 million in workforce rebalancing charges (excluding individual terminations outside of this Company-wide workforce rebalancing program) and $80 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Management expects total future charges for this program to be approximately $135 million, consisting of $95 million in workforce rebalancing charges and $40 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company estimates that the program in aggregate will require a cash outlay of approximately $260 million, of which approximately $190 million will be paid in fiscal year 2024, and the remainder thereafter. Management expects that these workforce rebalancing activities will reduce future payroll costs, rent expenses and depreciation of property and equipment by approximately $200 million in fiscal year 2024. There can be no guarantee that we will achieve our expected cost savings. The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 19 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Income Taxes

The Company’s consolidated provision for income taxes and effective tax rate were as follows:

		Twelve Months
	Year Ended	Ended March	Year Ended
	March 31,	31, 2022	December 31,
(Dollars in millions)	2023	(unaudited)	2021
Provision for income taxes	$524	$350	$402
Effective tax rate	(61.6)%	(20.7)%	(21.1)%

In the year ended March 31, 2023, the twelve months ended March 31, 2022 and the year ended December 31, 2021, we recorded income tax expense of $524 million, $350 million and $402 million, respectively, on pretax book losses, which resulted in negative effective tax rates. Our income tax expense for the year ended March 31, 2023 was primarily related to the increases in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized, taxes on foreign operations and uncertain tax positions. Our income tax expense for the twelve months ended March 31, 2022 was primarily related to taxes on foreign operations, uncertain tax positions, tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s separation from IBM and the establishment of valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. Our 2021 income tax expense was primarily related to taxes on foreign operations generating taxable income, uncertain tax positions and tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s Separation from IBM.

The effective tax rate for the year ended March 31, 2023 was lower compared to the twelve months ended March 31, 2022 primarily due to increases in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. For more information, see Note 5 – Taxes in the accompanying Consolidated Financial Statements.

Financial Position

Dynamics

Total assets of $11.5 billion decreased by $2.0 billion (and decreased by $1.5 billion adjusted for currency) from March 31, 2022, primarily driven by a decrease of $748 million in accounts receivable due to collections and sales of accounts receivables outpacing new billings and currency impacts; a decrease in operating right-of-use assets of $348 million due to amortization of leases inherited from former Parent; abandonment and early termination of leased assets and currency impacts; a decrease in deferred tax assets of $308 million primarily due to the increases in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized; a decrease in cash and cash equivalents of $287 million with $100 million of the decline due to the effects of exchange rates on the Company’s cash balances; a decrease in deferred costs of $151 million due to our business strategies to lower the volume of prepaid software and currency impacts; and a decrease in property and equipment of $55 million primarily due to currency impacts.

Total liabilities of $10.0 billion at March 31, 2023 decreased by $729 million (and decreased by $458 million adjusted for currency) from March 31, 2022, primarily as a result of a decrease in accrued contract costs of $331 million due to timing of vendors billing Kyndryl for the first time as an independent company in the prior year; a decrease in operating lease liabilities of $280 million due to payments and currency impacts; a decrease in retirement and nonpension postretirement benefit obligations of $212 million mainly due to remeasurement primarily driven by higher discount rates; and a decrease in deferred income of $152 million mainly due to lower volumes and currency impacts; partially offset by an increase of accounts payables of $220 million due to the timing of payments. Total equity at March 31, 2023 of $1.5 billion decreased $1.2 billion from March 31, 2022 due to comprehensive loss in the period.

Overall pension funded status as of March 31, 2023 was 74% of estimated pension benefit obligation, an increase from 68% at March 31, 2022.

Cash and cash equivalents at March 31, 2022 (transition period) were $2.1 billion, down $89 million compared to December 31, 2021. Total assets of $13.4 billion increased by $228 million from December 31, 2021, primarily driven by an increase in deferred costs of $201 million due to billings for prepaid software that typically occur in the first calendar quarter of the year, an increase of $188 million in prepaid expenses and other current assets due to increased spending on cloud-computing arrangements, an increase in goodwill of $91 million and an increase in intangible assets of $108 million primarily from the transfer of a majority interest (51%) of a joint venture in Japan from our former Parent that could not be completed prior to the Separation due to local regulatory approvals, partially offset by a decrease in deferred tax assets of $120 million and a decrease in property and equipment of $89 million due to depreciation outpacing capital expenditures.

Total liabilities of $10.7 billion at March 31, 2022 increased by $284 million from December 31, 2021, primarily as a result of an increase in accounts payable of $415 million due to timing of invoice receipts from vendors, an increase in accrued contract costs of $178 million that was established with our former Parent and certain other vendors for the first time as an independent entity post-Separation, and an increase in accrued compensation and benefits of $128 million due to semi-annual incentive-compensation accruals in certain regions and the timing of salary payments. This was partially offset by a decrease in retirement obligations of $140 million primarily due to higher discount rates used in the March 2022 remeasurement of pension obligations. Total equity at March 31, 2022 of $2.7 billion decreased $56 million from December 31, 2021, principally due to our net loss in the period, partially offset by the change in pension obligations.

Overall pension funded status as of March 31, 2022, was 68% of estimated pension benefit obligation, an increase from 64% at December 31, 2021.

Working Capital

	March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Current assets	$4,963	$6,092	$5,777
Current liabilities	4,868	5,058	4,457
Working capital	$95	$1,035	$1,320

Working capital at March 31, 2023 decreased $940 million from March 31, 2022. Current assets decreased $1.1 billion (and decreased $928 million adjusted for currency) primarily driven by a decrease of $748 million in accounts receivable; a decrease of $287 million in cash and cash equivalents; and a decrease in deferred costs (current portion) of $72 million. Current liabilities decreased $190 million (and decreased $8 million adjusted for currency) primarily driven by a decrease in current accrued contract costs of $331 million and a decrease in deferred income (current portion) of $62 million, partially offset by an increase in accounts payable of $220 million.

Working capital at March 31, 2022 (transition period) decreased $285 million from December 31, 2021. Current assets increased $315 million due to an increase of $223 million in deferred costs (current portion) and an increase of $188 million in prepaid expenses and other current assets, partially offset by a decrease of cash of $89 million. Current liabilities increased $601 million as a result of an increase in accounts payable of $415 million and an increase in accrued contract costs of $178 million.

Noncurrent Assets and Liabilities

Noncurrent assets of $6.5 billion at March 31, 2023 decreased by $849 million (and decreased by $604 million adjusted for currency) compared to March 31, 2022, primarily driven by a decline in right-of-use assets of $348 million and a decrease in deferred tax assets of $307 million.

Noncurrent liabilities of $5.1 billion at March 31, 2023 decreased $539 million (and decreased by $450 million adjusted for currency) compared to March 31, 2022, mainly driven by a decrease in operating lease liabilities (noncurrent portion) of $221 million; a decrease in retirement and nonpension postretirement benefit obligations of $212 million; and a decrease in deferred income (noncurrent portion) of $90 million.

Noncurrent assets of $7.3 billion at March 31, 2022 (transition period) decreased by $87 million (and decreased by $9 million adjusted for currency) compared to December 31, 2021, primarily driven by a decline in deferred tax assets of $120 million, a decline in property and equipment of $89 million and a decline in noncurrent right-of-use assets of $49 million, partially offset by an increase in goodwill of $91 million and intangible assets of $108 million due to the business combinations in the quarter (see Note 10 – Intangible Assets Including Goodwill).

Noncurrent liabilities of $5.7 billion at March 31, 2022 (transition period) decreased $317 million (and decreased by $277 million adjusted for currency) compared to December 31, 2021, mainly driven by a decrease in retirement and nonpension postretirement benefit obligations of $140 million, a decrease in operating lease liabilities (noncurrent portion) of $78 million and a decrease in other noncurrent liabilities of $73 million related to lower deferred tax liabilities.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

		Twelve
	Year Ended	Months Ended	Year Ended
	March 31,	March 31,	December 31,
(Dollars in millions)	2023	2022 (unaudited)	2021
Net cash provided by (used in):
Operating activities	$781	$398	$(119)
Investing activities	(835)	(697)	(572)
Financing activities	(141)	2,429	2,915
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(100)	(26)	(22)
Net change in cash, cash equivalents and restricted cash	$(294)	$2,104	$2,203

Net cash provided by operating activities was $781 million for the year ended March 31, 2023, compared to net cash provided by operating activities of $398 million for the twelve months ended March 31, 2022. This change was driven by our reduced net loss, partially offset by changes in working capital.

Net cash used by investing activities was $835 million for the year ended March 31, 2023, compared to a net cash use of $697 million for the twelve months ended March 31, 2022 due to lower capital expenditures in the pre-Separation period. Capital expenditures consist of payments for property and equipment, and purchased and internally-developed software.

Net cash used by financing activities totaled $141 million for the year ended March 31, 2023, compared to net cash provided by financing activities of $2.4 billion for the twelve months ended March 31, 2022. This change was primarily driven by the proceeds from debt issuance partially offset by transfers to former Parent in the prior-year period.

Net cash provided by operating activities of $189 million in the three months ended March 31, 2022 (transition period) compared to a net cash use of $328 million in the prior-year period, driven by a decrease in net loss and cash provided by accounts payables, accrued compensation and benefits and accrued contract costs.

Net cash used by investing activities of $225 million in the three months ended March 31, 2022 (transition period) compared to a net cash use of $100 million in the prior-year period, driven by the sale of a data center in the quarter ended March 31, 2021, that provided net cash proceeds of $90 million and cash used for business combinations in the quarter ended March 31, 2022.

Net cash used by financing activities of $43 million in the three months ended March 31, 2022 (transition period) compared to net cash provided by financing activities of $443 million in the prior-year period, driven by a decrease in net transfers from former Parent of $460 million, as transfers from former Parent did not continue post-Separation.

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

In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we completed a registered offering to exchange each series of Notes for new notes with substantially identical terms during the quarter ended September 30, 2022.

Term Loan and Revolving Credit Facility

In October 2021, we entered into a $500 million three-year variable rate term loan credit agreement (the “Term Loan Credit Agreement”). In November 2021, we drew down the full $500 million available under the Term Loan Credit Agreement.

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement” and, together with the Term Loan Credit Agreement, the “Credit Agreements”) for our future liquidity needs. The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements are based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements. As of March 31, 2023, there has been no drawdown on the Revolving Credit Agreement.

The Notes and the Credit Agreements were initially guaranteed by IBM. Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to IBM in conjunction with the Separation. Following the completion of the Separation, the guarantee was released, and the Notes and the Credit Agreements are no longer obligations of IBM.

We may voluntarily prepay borrowings under the Credit Agreements without premium or penalty, subject to customary “breakage” costs. The Credit Agreements include certain customary mandatory prepayment provisions. In addition, the Credit Agreements include customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Credit Agreements) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00. The Company is in compliance with its debt covenants.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. An agreement with a third-party financial institution executed in November 2021 enabled us to sell, at any one time, on a revolving basis, up to $1.1 billion of our trade receivables with payment terms from three to nine months and was subsequently amended to decrease such amount to $1.0 billion. This agreement was further amended during the quarter ended December 31, 2022 to provide that we may sell an additional amount of trade receivables with payment terms of less than three months, contingent on the approval of the counterparty to purchase such receivables with no defined limit on such sales. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless one of the parties elects not to extend. Beginning in June 2022, the Company entered into an agreement with a separate third-party financial institution in which the sale of receivables is contingent on the approval of the counterparty with no defined facility limit. The initial term of this agreement is 12 months.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $3.1 billion for the year ended March 31, 2023. Gross proceeds from receivables sold to third parties and the financing division of our former Parent were $2.2 billion for the twelve months ended March 31, 2022. The fees associated with the transfers of receivables were $47 million for the year ended March 31, 2023, and $11 million for the twelve months ended March 31, 2022.

Off-Balance Sheet Arrangements and Contractual Obligations

From time to time, we may enter into (i) off-balance sheet arrangements as defined by SEC Financial Reporting Release 67 (FRR-67), “Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations” or (ii) purchase commitments, which we expect to use in the ordinary course of business.

At March 31, 2023, March 31, 2022 and December 31, 2021, we had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

At March 31, 2023, the Company’s material future contractual obligations were primarily related to leases, debt and pension liabilities. See Note 9 – Leases, Note 11 – Borrowings, Note 12 – Other Liabilities and Note 16 – Retirement-Related Benefits of Notes to the Company’s consolidated financial statements. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. Certain of these commitments were allocated to the Company as part of the Separation from its former Parent. The Company has determined that these commitments may exceed the Company’s needs over the next four to six years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2023, we had short-term (April 2023 through March 2024), mid-term (April 2024 through March 2026) and long-term (April 2026 onward) purchase commitments in the amount of $0.7 billion, $1.0 billion and $1.1 billion, respectively.

Other Information

Signings

The following table presents the Company’s signings for the year ended March 31, 2023, the twelve months ended March 31, 2022, and the year ended December 31, 2021.

		Twelve
		Months
	Year Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
(Dollars in billions)	2023	2022	2021
Total signings	$12.2	$14.2	$13.5

The following table presents the total contract value for the Company’s signings greater than $100 million for new and existing customers for the year ended March 31, 2023, the twelve months ended March 31, 2022 and the year ended December 31, 2021.

		Twelve
		Months
	Year Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
(Dollars in billions)	2023	2022	2021
New customers	$0.2	$0.6	$0.8
Existing customers	$2.6	$4.2	$3.4

Signings decreased by $2.0 billion, or 14%, for the year ended March 31, 2023 compared to the twelve months ended March 31, 2022, in part due to a 6-point negative currency impact on signings. Signings also declined as a result of an increased focus on higher-margin services, which tend to be shorter in length and therefore smaller in value than historical agreements.

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

Revenue Recognition

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are separate performance obligations. In certain arrangements, revenue is recognized based on progress toward completion of the performance obligation using a cost-to-cost measure of progress. The estimation of cost at completion is complex and requires us to make judgments and estimates. Other significant judgments include determining whether we are acting as the principal in a transaction and whether separate contracts should be combined and considered part of one arrangement.

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

Costs to Complete Service Contracts

During the contractual period, revenue, cost and profits may be impacted by estimates of the ultimate profitability of each contract, especially contracts for which we use cost-to-cost method to measure progress. The Company performs ongoing profitability analyses of its design-and-build services contracts accounted for using a cost-to-cost measure of progress to determine whether the latest estimates of revenues, costs and profits require updating. If at any time these estimates indicate that the contract will be unprofitable, the entire estimated loss for the remainder of the contract is recorded immediately. For other types of services contracts, any losses are recorded as incurred. Key factors reviewed to estimate the future costs to complete each contract are future labor costs and product costs and expected productivity efficiencies.

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

Retirement-related Benefit Plan Assumptions

For Company-sponsored and co-sponsored defined benefit pension plans, the measurement of the benefit obligation to plan participants and net periodic benefit cost requires the use of certain assumptions, including, among others, estimates of discount rates and expected return on plan assets.

Changes in the discount rate assumptions would impact the actuarial (gain)/loss amortization and interest cost components of the net periodic benefit cost calculation and the projected benefit obligation (PBO). If the average discount rate assumption for the non-U.S. defined benefit pension plans had increased or decreased by 25-basis-points from 3.57 percent on March 31, 2023, this would not result in a material change to pretax income recognized in fiscal 2024. Further changes in the discount rate assumptions would impact the PBO which, in turn, may impact our funding decisions if the PBO exceeds plan assets. A 25-basis-point increase or decrease in the discount rate would result in an approximate corresponding decrease or increase, respectively, of approximately $42 million in the Plans’ estimated PBO and accumulated postretirement benefit obligation (APBO) based upon March 31, 2023 data.

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

To the extent the outlook for long-term returns changes such that management changes its expected long-term return on plan assets assumption, a 25-basis-point increase or decrease in the expected long-term return on plan assets assumption would not have a material estimated decrease or increase on the following year’s pretax net periodic benefit cost (based upon plan assets at March 31, 2023 and expected contributions and benefit payments for fiscal 2024).

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

In conjunction with our annual review of goodwill for impairment, we prepared qualitative and quantitative valuation analysis as of October 1, 2022 and January 1, 2023. The annual goodwill impairment assessment date was changed from October 1 to January 1 to better align the assessment date with the change in our annual planning and budgeting process for the new fiscal year-end. As a result of the January 1 analysis, we determined that the fair value of the Canada reporting unit within the Principal Markets segment exceeded book value by 93%. We performed a sensitivity analysis on the discounted cash flow valuation that was prepared to estimate the enterprise value of the

Canada reporting unit. A hypothetical 200-basis-point increase in the discount rate or decline in revenue growth, combined with no other changes to other inputs and assumptions used in the analysis, would not result in a potential impairment for the Canada reporting unit. See Note 10 – Intangible Assets Including Goodwill for further discussion.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “will,” “anticipate,” “predict,” “project,” “contemplate,” “plan,” “forecast,” “estimate,” “expect,” “intend,” “target,” “may,” “should,” “would,” “could,” “seek,” “aim” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	risks related to the Company’s spin-off from IBM;
●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	technological developments and the Company’s response to such developments;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of local legal, economic, political, health and other conditions;
●	a downturn in economic environment and customer spending budgets;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity and data privacy;
●	risks relating to non-compliance with legal and regulatory requirements;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk:

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. At March 31, 2023, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than the prior year. At December 31, 2021, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than the prior year. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. Large changes in currency exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers. Currency movements impacted our year-to-year revenue growth. Based on the currency rate movements in the year ended March 31, 2023, total revenue decreased 7 percent as reported and was unchanged in constant currency versus the twelve months ended March 31, 2022. For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

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

To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and currency exchange rates on market-sensitive instruments. The market values for interest and currency exchange risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 31, 2023 and 2022. The differences in this comparison are the hypothetical losses associated with each type of risk.

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

The results of the sensitivity analysis at March 31, 2023 and 2022 are as follows:

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our fixed and variable-rate debts (See Note 11 – Borrowings in the accompanying Consolidated Financial Statements). A hypothetical 10 percent adverse change in the levels of interest rates, with all other variables held constant, would result in a $12 million and a $17 million impact in the fair value of our financial instruments at March 31, 2023 and 2022, respectively. A hypothetical 10 percent adverse change in the levels of interest rates would not be material to our consolidated results of operations or cash flow.

Currency Exchange Rate Risk

A hypothetical 10 percent adverse change in the levels of currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in a $220 million and a $180 million impact in the fair value of our financial instruments at March 31, 2023 and 2022, respectively.

Item 8. Financial Statements and Supplementary Data:

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	52
Consolidated Income Statement for the Years Ended March 31, 2023, December 31, 2021 and 2020 and the Three Months Ended March 31, 2022	55
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended March 31, 2023, December 31, 2021 and 2020 and the Three Months Ended March 31, 2022	56
Consolidated Balance Sheet as of March 31, 2023 and 2022, and December 31, 2021	57
Consolidated Statement of Cash Flows for the Years Ended March 31, 2023, December 31, 2021 and 2020 and the Three Months Ended March 31, 2022	58
Consolidated Statement of Equity for the Years Ended March 31, 2023, December 31, 2021 and 2020 and the Three Months Ended March 31, 2022	59
Notes to Consolidated Financial Statements	60

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kyndryl Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Kyndryl Holdings, Inc. and its subsidiaries (the “Company”) as of March 31, 2023, March 31, 2022 and December 31, 2021, and the related consolidated statements of income, of comprehensive income (loss), of equity and of cash flows for the year ended March 31, 2023, for the three months ended March 31, 2022 and for the years ended December 31, 2021 and December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023, March 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for the year ended March 31, 2023, for the three months ended March 31, 2022 and for the years ended December 31, 2021 and December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Reporting Unit Goodwill Impairment Assessment - October 1, 2022

As described in Notes 1 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $812 million as of March 31, 2023, including $142 million associated with the Principal Markets segment, of which the majority of the goodwill balance related to the Canada reporting unit (the “Reporting Unit”). Goodwill is tested for impairment at least annually and whenever events or changes in circumstances indicate an impairment may exist. As a result of the Company’s change in year end, the annual goodwill impairment assessment date was changed from October 1 to January 1. For the year ended March 31, 2023, management performed the goodwill impairment test at both October 1, 2022 and January 1, 2023. As disclosed by management, as part of the annual review of goodwill for impairment, management prepared a quantitative valuation analysis as of October 1, 2022 using an income-based approach where fair value is determined by management using a discounted cash flow model, which requires significant judgment and assumptions relating to discount rates, expected revenue growth, and projected EBITDA margins.

The principal considerations for our determination that performing procedures relating to the Reporting Unit goodwill impairment assessment – October 1, 2022 is a critical audit matter are (i) the significant judgment by management when developing significant assumptions related to the discount rate, expected revenue growth, and projected EBITDA margins used in the fair value estimate of the Reporting Unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate, expected revenue growth and projected EBITDA margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Reporting Unit. These procedures also included, among others, (i) testing management’s process for developing the fair value estimate of the Reporting Unit, (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate, expected revenue growth, and projected EBITDA margins. Evaluating management’s assumptions related to the expected revenue growth and projected EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Reporting Unit; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow model and the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 26, 2023

We have served as the Company’s auditor since 2020.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

			Three Months
		Year Ended	Ended
		March 31,	March 31,	Year Ended December 31,
	Notes	2023	2022	2021	2020
Revenues *	3	$17,026	$4,431	$18,657	$19,352

Cost of services **	3	$14,498	$3,824	$16,550	$17,137
Selling, general and administrative expenses		2,914	690	2,776	2,948
Workforce rebalancing charges	19	71	—	39	918
Transaction-related costs		264	58	627	21
Impairment expense	10	—	—	469	—
Interest expense	11	94	21	64	63
Other expense		35	27	35	25
Total costs and expenses		$17,876	$4,620	$20,560	$21,112

Income (loss) before income taxes		$(851)	$(189)	$(1,903)	$(1,760)
Provision for income taxes	5	$524	$40	$402	$247
Net income (loss)		$(1,374)	$(229)	$(2,304)	$(2,007)

Basic earnings (loss) per share	6	$(6.06)	$(1.02)	$(10.28)	$(8.96)
Diluted earnings (loss) per share		(6.06)	(1.02)	(10.28)	(8.96)

Weighted-average basic shares outstanding	6	226.7	224.4	224.1	224.1
Weighted-average diluted shares outstanding		226.7	224.4	224.1	224.1

* Including related-party revenue of $287 for the year ended March 31, 2023, $236 for the three months ended March 31, 2022, $704 for the year ended December 31, 2021, and $645 for the year ended December 31, 2020

** Including related-party cost of service of $1,382 for the year ended March 31, 2023, $924 for the three months ended March 31, 2022, $3,979 for the year ended December 31, 2021, and $3,767 for the year ended December 31, 2020

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
	2023	2022	2021	2020
Net income (loss)	$(1,374)	$(229)	$(2,304)	$(2,007)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(186)	(51)	194	129
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(4)	1	4	—
Reclassification of (gains) losses to net income	2	(1)	(1)	—
Total unrealized gains (losses) on cash flow hedges	(3)	—	3	—
Retirement-related benefit plans:
Prior service costs (credits)	4	—	1	—
Net gains (losses) arising during the period	175	136	72	(41)
Curtailments and settlements	10	4	3	—
Amortization of prior service (credits) costs	1	—	—	(1)
Amortization of net (gains) losses	40	16	51	36
Total retirement-related benefit plans	229	156	127	(6)
Other comprehensive income (loss), before tax	40	105	324	123
Income tax (expense) benefit related to items of other comprehensive income (loss)	(14)	(50)	(33)	2
Other comprehensive income (loss), net of tax	27	54	292	125
Total comprehensive income (loss)	$(1,347)	$(175)	$(2,013)	$(1,883)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

		March 31,		December 31,
	Notes	2023	2022	2021
Assets:
Current assets:
Cash and cash equivalents		$1,847	$2,134	$2,223
Restricted cash		12	20	17
Accounts receivable (net of allowances of $32 at March 31, 2023, $44 at March 31, 2022, and $44 at December 31, 2021)*		1,523	2,271	2,279
Deferred costs (current portion)	3	1,070	1,143	920
Prepaid expenses and other current assets		510	525	337
Total current assets		$4,963	$6,092	$5,777

Property and equipment, net	8	$2,779	$2,834	$2,923
Operating right-of-use assets, net	9	964	1,312	1,361
Deferred costs (noncurrent portion)	3	1,166	1,244	1,265
Deferred taxes	5	248	555	675
Goodwill	10	812	823	732
Intangible assets, net	10	171	145	36
Pension assets	16	94	61	58
Other noncurrent assets		267	375	385
Total assets		$11,464	$13,442	$13,213

Liabilities:
Current liabilities:
Accounts payable**		$1,774	$1,555	$1,140
Value-added tax and income tax liabilities		347	284	357
Current portion of long-term debt	11	110	96	105
Accrued compensation and benefits		533	509	381
Deferred income (current portion)	3	820	882	872
Operating lease liabilities (current portion)	9	316	374	360
Accrued contract costs		346	676	498
Other accrued expenses and liabilities	12	624	682	744
Total current liabilities		$4,868	$5,058	$4,457

Long-term debt	11	$3,111	$3,127	$3,128
Retirement and nonpension postretirement benefit obligations	16	504	716	856
Deferred income (noncurrent portion)	3	362	452	475
Operating lease liabilities (noncurrent portion)	9	707	928	1,007
Other noncurrent liabilities	12	450	449	522
Total liabilities		$10,002	$10,730	$10,446
Commitments and contingencies	13

Equity:
Stockholders’ equity	14
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: March 31, 2023 – 229.6, March 31, 2022 – 224.5, December 31, 2021 – 224.2)		4,428	4,315	4,284
Accumulated deficit		(1,978)	(605)	(375)
Treasury stock, at cost (shares: March 31, 2023 – 1.9, March 31, 2022 – 0.2, December 31, 2021 – 0.0)		(23)	(4)	(1)
Accumulated other comprehensive income (loss)		(1,062)	(1,089)	(1,143)
Total stockholders’ equity before non-controlling interests		$1,365	$2,618	$2,765
Non-controlling interests		97	94	3
Total equity		$1,462	$2,711	$2,767
Total liabilities and equity		$11,464	$13,442	$13,213

* Including related-party accounts receivable of $343 at March 31, 2022 and $373 at December 31, 2021

** Including related-party accounts payable of $806 at March 31, 2022 and $733 at December 31, 2021

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
	2023	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(1,374)	$(229)	$(2,304)	$(2,007)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property, equipment and capitalized software	900	246	1,300	1,445
Depreciation of right-of-use assets	428	103	327	424
Amortization of transition costs and prepaid software	1,199	319	1,278	1,379
Amortization of capitalized contract costs	472	136	563	683
Amortization of intangible assets	46	7	37	29
Goodwill impairment	—	—	469	—
Stock-based compensation	113	31	71	64
Deferred taxes	285	(10)	(401)	(52)
Net (gain) loss on asset sales and other	6	12	11	4
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,592)	(672)	(1,618)	(1,917)
Right-of-use assets and liabilities (excluding depreciation)	(361)	(117)	(374)	(372)
Workforce rebalancing liabilities	41	(73)	(341)	560
Receivables	664	(31)	(1,076)	387
Accounts payable	282	384	125	70
Taxes (including items settled with former Parent in prior-year periods)	90	(66)	994	299
Other assets and other liabilities	(415)	151	822	(365)
Net cash provided by (used in) operating activities	$781	$189	$(119)	$628

Cash flows from investing activities:
Capital expenditures	$(865)	$(180)	$(752)	$(1,036)
Proceeds from disposition of property and equipment	23	9	194	84
Other investing activities, net	7	(53)	(14)	(1)
Net cash used in investing activities	$(835)	$(225)	$(572)	$(953)

Cash flows from financing activities:
Debt repayments	$(118)	$(28)	$(91)	$(66)
Proceeds from issuance of debt, net of debt issuance costs	—	—	3,038	—
Net transfers (to) from Parent	—	—	(30)	377
Common stock repurchases for tax withholdings	(19)	(3)	(1)	—
Other financing activities, net	(4)	(12)	—	—
Net cash provided by (used in) financing activities	$(141)	$(43)	$2,915	$312

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(100)	$(7)	$(22)	$1
Net change in cash, cash equivalents and restricted cash	$(294)	$(86)	$2,203	$(13)

Cash, cash equivalents and restricted cash at beginning of period	$2,154	$2,240	$38	$50
Cash, cash equivalents and restricted cash at end of period	$1,860	$2,154	$2,240	$38

Supplemental data
Income taxes paid, net of refunds received	$167	$47	$12	$—
Interest paid on debt	$98	$3	$2	$—

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – January 1, 2020	—	$—	$7,159	$(1,221)	$—	$—	$56	$5,994
Net income (loss)			(2,007)					(2,007)
Other comprehensive income (loss), net of tax				125				125
Net transfers from Parent			872					872
Changes in non-controlling interests							2	2
Equity – December 31, 2020	—	$—	$6,023	$(1,096)	$—	$—	$58	$4,985

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - January 1, 2021	—	$—	$6,023	$(1,096)	$—	$—	$58	$4,985
Net income (loss)			(1,929)			(375)		(2,304)
Other comprehensive income (loss), net of tax				292				292
Issuance of common stock and reclassification of net transfers from Parent	224.1	4,271	(4,095)	(339)				(163)
Common stock issued under employee plans	0.1	13						13
Purchases of treasury stock	0.0				(1)			(1)
Changes in non-controlling interests							(56)	(56)
Equity - December 31, 2021	224.2	$4,284	$—	$(1,143)	$(1)	$(375)	$3	$2,767

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - January 1, 2022	224.2	$4,284	$—	$(1,143)	$(1)	$(375)	$3	$2,767
Net income (loss)						(229)		(229)
Other comprehensive income (loss), net of tax				54				54
Common stock issued under employee plans	0.5	31						31
Purchases of treasury stock	(0.2)				(3)			(3)
Changes in non-controlling interests							91	91
Equity - March 31, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)						(1,374)		(1,374)
Other comprehensive income (loss), net of tax				27				27
Common stock issued under employee plans	4.8	113						113
Purchases of treasury stock	(1.7)				(19)			(19)
Changes in non-controlling interests							4	4
Equity – March 31, 2023	227.7	$4,428	$—	$(1,062)	$(23)	$(1,978)	$97	$1,462

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Kyndryl’s Spin-off

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading technology services company and the largest IT infrastructure services provider in the world, serving thousands of enterprise customers whose operations span over 100 countries. Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM”, “Parent” or “former Parent”).

In November 2021, our former Parent, IBM effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. In connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. On November 3, 2021, the Separation was achieved through the Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the Parent’s common stock as of the close of business on the record date of October 25, 2021. Kyndryl’s stock began trading as an independent company on November 4, 2021, and IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off.

Description of Business

Our purpose is to design, build and manage secure and responsive private, public and multicloud environments to serve our customers’ needs and accelerate their digital transformations. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems.

We provide engineering talent, operating solutions and insights derived from our knowledge and data around IT systems. This enables us to deliver advisory, implementation and managed services at scale across technology infrastructures that allow our customers to de-risk and realize the full value of their digital transformations. We do this while embracing new technologies and solutions and continually expanding our skills and capabilities, as we help advance the vital systems that power progress for our customers. We deliver technology services capabilities, insights and depth of expertise to modernize and manage IT environments based on our customers’ unique needs. We offer services across domains such as cloud services, core enterprise and zCloud services, applications, data and artificial intelligence services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud and on-premises environments as “one” for our customers, enabling them to scale seamlessly. To deliver these services, we rely on our global team of skilled practitioners, consisting of approximately 90,000 professionals.

Basis of Presentation

We prepare our consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions.

The financial statements and footnotes for the year ending December 31, 2020 and the period from January 1 through November 3, 2021 (the “pre-Separation periods”) reflect allocations of certain IBM corporate, infrastructure and shared services expenses using a variety of allocation methodologies that are appropriate for the type of allocated expense. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, gross profit, asset or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by Kyndryl during the periods presented. For the periods subsequent to November 3, 2021, the financial statements are presented on a consolidated basis as the Company became a standalone public company.

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

As a result of the allocations and carve-out methodologies used to prepare the consolidated financial statements for the pre-Separation periods, the results for those periods may not be indicative of the Company’s future performance, and may not reflect the results of operations, financial position and cash flows Kyndryl would have achieved if it had been a separate, standalone company during the pre-Separation periods.

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

Transition Period

In January 2022, the Board of Directors of Kyndryl approved a change to the fiscal year-end of the Company from December 31 to March 31. The Company’s 2023 fiscal year began on April 1, 2022 and ended March 31, 2023. The Company filed a Transition Report on Form 10-QT for the period of January 1 to March 31, 2022 (the “Transition Period”) with the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2022.

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

After the Separation on November 3, 2021, the Company’s consolidated financial statements are based on our reported results as a standalone company. All significant transactions and intercompany accounts between Kyndryl entities were eliminated. Prior to the Separation, all significant intercompany transactions between IBM and Kyndryl were included within Net Parent investment on the accompanying consolidated financial statements.

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

The Company’s standard billing terms are that payment is due upon receipt of invoice, payable within 30 days. Invoices are generally issued as services are rendered and/or as control transfers, either at monthly or quarterly intervals or upon achievement of contractual milestones. In some services contracts, the Company bills the client prior to recognizing revenue from performing the services. In these cases, deferred income is presented in the Consolidated Balance Sheet. In other services contracts, the Company performs the services prior to billing the client. When the Company performs services prior to billing the client, the right to consideration is typically subject to milestone completion or client acceptance, and the amount is recorded as a contract asset. Contract assets are generally classified as current and are recorded on a net basis with deferred income (i.e., contract liabilities) at the contract level. Refer to Note 3 – Revenue Recognition for contract assets for the periods presented.

The Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional; total conditional contract assets of $30 million, $41 million and $62 million at March 31, 2023, March 31, 2022 and December 31, 2021, respectively, are included in prepaid expenses and other current assets. Total unconditional contract assets (“unbilled accounts receivable”) of $384 million, $473 million and $454 million at March 31, 2023, March 31, 2022 and December 31, 2021, respectively, are included in accounts receivable in the Consolidated Balance Sheet.

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

Performance Obligations

The Company’s capabilities as an infrastructure services company include offerings that often encompass multiple types of services and may integrate various OEM hardware and/or OEM software components. When an arrangement contains multiple separate performance obligations, revenue follows the specific revenue recognition policies for each performance obligation, depending on the type of offering. The Company determines if the products or services are distinct and allocates the consideration to each separate performance obligation on a relative standalone selling price basis. When products and services are not distinct, the Company determines an appropriate measure of progress based on the nature of its overall promise for the single performance obligation.

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

In certain instances, the Company may not be able to establish an SSP range based on observable prices and the Company estimates SSP. The Company estimates SSP by considering multiple factors including, but not limited to, overall market conditions, including geographic or regional specific factors, competitive positioning, competitor actions, internal costs, profit objectives and pricing practices. Estimating SSP is a formal process that includes review and approval by the Company’s management.

Nature of Products and Services

The Company delivers transformation and secure cloud services capabilities, insights and depth of expertise to modernize and manage IT environments based on its customers’ needs. The Company offers services such as cloud managed services, application hosting and modernization, security and resiliency services, enterprise infrastructure services, digital workplace services, network services and distributed cloud services to support its customers through technological change. Many of these services can be delivered entirely or partially through cloud or as-a-service delivery models. The Company’s services are provided on a time-and-material basis, as a fixed-price contract or as a fixed-price-per-measure-of-output contract, and the contract terms range from less than one year to over 10 years. The Company typically satisfies the performance obligation and recognizes revenue over time in services arrangements because the client simultaneously receives and consumes the benefits provided as the Company performs the services.

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

The Company’s services offerings may include the integration and/or sale of OEM hardware and/or software components. Contracts that include hardware and/or software components are evaluated to determine if they are separate performance obligations as discussed in “Performance Obligations” above. For distinct OEM hardware sales, revenue is recognized when control has transferred to the customer, which typically occurs when the hardware has been shipped to the client, risk of loss has transferred to the client and the Company has a present right to payment for the hardware.

Cost of Services

Recurring operating costs for services contracts are recognized as incurred. Certain eligible, nonrecurring costs (i.e., setup costs) incurred in the initial phases of outsourcing contracts and other cloud-based services contracts, are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future and the costs are expected to be recovered. These costs consist of transition and setup costs related to the installation of systems and processes and other deferred fulfillment costs, including, for example, prepaid assets used in services contracts (i.e., prepaid software or prepaid maintenance). Capitalized costs are amortized on a straight-line basis over the expected period of benefit, which approximates the pattern of transfer to the client of the services to which the asset relates and includes anticipated contract renewals or extensions. Additionally, fixed assets associated with these contracts are capitalized and depreciated on a straight-line basis over the expected useful life of the asset and recorded in cost of sales. If an asset is contract-specific and cannot be repurposed, then the depreciation period is the shorter of the useful life of the asset or the contract term. Setup costs paid on behalf of clients in excess of the fair value of services delivered in outsourcing arrangements are deferred and amortized on a straight-line basis as a reduction of revenue over the expected period of benefit. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. If the carrying amount is deemed not recoverable, an impairment loss is recognized. Refer to Note 3 – Revenue Recognition for the amount of deferred costs to fulfill a contract at March 31, 2023, March 31, 2022 and December 31, 2021.

In situations in which an outsourcing contract is terminated, the terms of the contract may require the client to reimburse the Company for the recovery of unbilled accounts receivable, unamortized deferred contract costs and additional costs incurred by the Company to transition the services.

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a straight-line basis, which approximates the pattern that the assets’ economic benefits are expected to be consumed, over the expected customer relationship period if the Company expects to recover those costs. The expected customer relationship period is determined based on the average customer relationship period, including expected renewals, for each offering type and ranges from three to six years. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The Company has determined that certain commissions programs meet the requirements to be capitalized. For contracts shorter than one year, the Company has elected the practical expedient to recognize sales commissions as incurred. Additionally, some commission programs are not subject to capitalization as the revenue for services is paid over time and the commission expense is paid and recognized as the related revenue is recognized.

Expense and Other (Income)

Expense and other income within the Company’s financial statements through the Separation reflect allocations to the Company by IBM based on direct usage, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures the Company has determined as reasonable. Expense and other income within the Company’s consolidated financial statements for the periods from November 4, 2021 onward is based on our reported results as a standalone company.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense is charged to income as incurred, except for certain sales commissions, which are capitalized and amortized. For further information regarding capitalizing sales commissions, see “Incremental Costs of Obtaining a Contract” above. Expenses of promoting and selling services are classified as selling expense and, in addition to sales commissions, include such items as compensation, advertising and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. In addition, general and administrative expense includes other operating items such as allowance for credit losses, amortization of certain intangible assets and research, development and engineering (“RD&E”) costs. Total RD&E costs were $79 million, $23 million, $63 million and $76 million for the year ended March 31, 2023, the three months ended March 31, 2022 (transition period), and the years ended December 31, 2021 and 2020, respectively.

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense, which includes media, agency and promotional expense directly incurred by the Company was $136 million, $54 million, $56 million and $34 million for the year ended March 31, 2023, the three months ended March 31, 2022 (transition period), and the years ended December 31, 2021 and 2020, respectively. Costs related to the initial establishment of the Kyndryl brand are recorded in Transaction-related costs in the Consolidated Income Statement. All other advertising and promotional costs are recorded in SG&A expense in the Consolidated Income Statement.

Other Expense

Other expense primarily consists of (income) and expense related to certain components of retirement-related costs, including interest costs, expected return on plan assets, amortization of prior service costs (credits), curtailments and settlements and other net periodic benefit costs. Also included are gains and losses from foreign currency transactions, certain real estate transactions and corporate expenses.

Defined Benefit Pension and Nonpension Postretirement Benefit Plans

Prior to the Separation, the defined benefit plans and nonpension postretirement benefit plans in which certain Kyndryl employees participated were sponsored by IBM. During this period, the Consolidated Income Statement reflected a proportional allocation of net period benefit cost based on headcount associated with the Company.

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

Overfunded plans, in which the fair value of plan assets exceeds the benefit obligation, are aggregated, and recorded in pension assets in the Consolidated Balance Sheet. Underfunded plans, in which the benefit obligation exceeds the fair value of plan assets, are aggregated and the noncurrent portion of this excess is recorded in retirement and nonpension postretirement benefit obligations in the Consolidated Balance Sheet. The current portion of the benefit obligation in excess of the fair value of plan assets represents the actuarial present value of benefits payable in the next twelve months, measured on a plan-by-plan basis. The current portion of this obligation is recorded in accrued compensation and benefits in the Consolidated Balance Sheet.

Net periodic benefit cost of defined benefit pension and nonpension postretirement benefit plans is recorded in the Consolidated Income Statement and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs (credits) and actuarial (gains) losses previously recognized as a component of other comprehensive income (loss) (OCI). The service cost component of net benefit cost is recorded in Cost of services and SG&A in the Consolidated Income Statement (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other expense in the Consolidated Income Statement.

Actuarial (gains) losses and prior service costs (credits) are recognized as a component of OCI in the Consolidated Statement of Comprehensive Income (Loss) as they arise. Those actuarial (gains) losses and prior service costs (credits) are subsequently recognized as a component of net periodic benefit cost pursuant to the recognition and amortization provisions of applicable accounting guidance. Actuarial (gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service costs (credits) represent the cost of benefit changes attributable to prior service granted in plan amendments.

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

Defined Contribution Plans

Prior to the Separation, the Parent offered various defined contribution plans for U.S. and non-U.S. employees. In September 2021, in preparation for the Separation, Kyndryl established standalone defined contribution plans, and employees identified as Kyndryl employees were enrolled into these plans. Contribution expense associated with employer matching benefits is recorded when the employee renders service to the Company. The charge is recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

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

After the Separation, stock-based compensation expense represents the cost related to stock-based awards granted to employees under Kyndryl’s stock-based compensation plan (the “Kyndryl Plan”). The Company establishes stock-based compensation values at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of estimated forfeitures) over the requisite employee service period. Kyndryl grants the Company’s employees Restricted Stock Units (RSUs), market-conditioned stock units, performance-conditioned stock units and stock options. RSUs are stock units granted to employees that entitle the holder to shares of Kyndryl common stock as the award vests, typically over a one- to four-year period. Market-conditioned stock units are granted to employees with vesting conditions based on the Company’s achievement of a market condition and are cliff vested at the end of the three-year service period. Performance-conditioned stock units are granted to employees with vesting conditions based on the attainment of operational targets (e.g., signings and free cash flows) and are cliff vested at the end of the three-year performance period. Stock options are vested over a one- to four-year period and have a ten-year contractual term. As of March 31, 2023, 30.9 million shares of common stock have been approved to be granted to employees under the Kyndryl Plan. Dividend equivalents are not paid on the stock-based awards described above. The fair value of the RSUs is determined on the grant date based on Kyndryl’s stock price, adjusted for the exclusion of dividend equivalents where applicable. The fair value of market-conditioned stock units is determined on the date of grant using a Monte Carlo simulation model which estimates the probability of satisfying market conditions. The fair value of the performance-conditioned stock units is determined on the grant date based on Kyndryl’s stock price. The fair value of stock options is determined on the grant date using a Black-Scholes model. Stock-based compensation cost is recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

At the time of Kyndryl’s Spin-off, each outstanding IBM RSU and PSU held by a Kyndryl employee was converted into a Kyndryl RSU. The equity award exchange ratio was determined as the closing per share price of IBM shares on the last trading day prior to the Spin-off divided by the opening price of Kyndryl common stock on the first trading day following the Spin-off.

The Company records deferred tax assets for awards that result in tax deductions in the consolidated financial statements calculated based on the amount of compensation cost recognized and the relevant statutory tax rates. The differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded as a benefit or expense to the provision for income taxes in the Consolidated Income Statement.

Derivative Financial Instruments

Prior to the third quarter of 2021, Kyndryl did not independently execute derivative financial instruments to manage its foreign currency risk and instead participated in a centralized foreign currency hedging program administered by IBM. The hedging activity allocated to Kyndryl was for the management of the Company’s forecasted foreign currency expenses.

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

Derivatives are recognized in the Consolidated Balance Sheet at fair value on a gross basis as either assets or liabilities and classified as current or noncurrent based upon whether the maturity of the instrument is less than or greater than twelve months. We designate the derivative based on the exposure being hedged and assess, both at the hedge’s inception and on an ongoing basis, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged items. Changes in the fair value of effective-hedging derivatives designated as cash flow hedge are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. Changes in fair value of derivatives not designated as effective hedges are reported in earnings primarily in other expense. See Note 7 – Financial Assets and Liabilities for further information.

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

Property and equipment, deferred income and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars are translated at the approximate exchange rates prevailing when the Company acquired the assets or liabilities. All other assets and liabilities denominated in a currency other than U.S. dollars are translated at year-end exchange rates with the transaction gain or loss recognized in other expense. Income and expense items are translated at the weighted-average rates of exchange prevailing during the year. These translation gains and losses are included in net income for the period in which exchange rates change.

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

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer.

An agreement with a third-party financial institution, initially executed in November 2021 and since amended, enables us to sell, at any one time, on a revolving basis, up to $1.0 billion of our trade receivables with payment terms from three to nine months. This amended agreement provides that we may sell an additional amount of trade receivables with payment terms of less than three months, contingent on the approval of the counterparty to purchase such receivables, with no defined limit on such sales. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless one of the parties elects not to extend. Beginning in June 2022, the Company entered into an agreement with a separate third-party financial institution in which the sale of receivables is contingent on the approval of the counterparty with no defined facility limit. The initial term of this agreement is 12 months. Prior to entering into the third-party agreement in November 2021, the Company had arrangements to assign certain financial assets to the financing division of our former Parent, as well as to sell receivables under the former Parent’s agreements with third parties. Refer to Note 17 – Transactions With Former Parent for further information, including the amount of proceeds under this arrangement for the years ended December 31, 2021 and 2020.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties and the financing division of our former Parent were $3.1 billion, $485 million, $2.5 billion and $3.9 billion for the year ended March 31, 2023, the three months ended March 31, 2022, and the years ended December 31, 2021 and 2020, respectively. The fees associated with the transfers of receivables were $47 million for the year ended March 31, 2023, $7 million for the three months ended March 31, 2022, and not material for the years ended December 31, 2021 and 2020.

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

Leases

When procuring goods or services, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, has the right to control the use of that asset. Leases are classified as either finance leases or operating leases.

The Company recognized right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet for leases with a term of more than twelve months when a majority percentage of utilization was attributed to the Company. The lease liabilities recognized pre-Separation were measured at the lease commencement date and determined using the present value of the lease payments not yet paid and the Parent’s incremental borrowing rate, since they were negotiated by the Parent prior to Separation. Any new or modified leases entered into after the Separation are measured at Kyndryl’s incremental borrowing rate, as the interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

Operating leases are included in operating right-of-use assets net, current operating lease liabilities and operating lease liabilities in the Consolidated Balance Sheet. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in the Consolidated Balance Sheet. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Intangible Assets Including Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues or expected cash flows. Goodwill inherited from the former Parent pre-Separation represents the historical goodwill balances in the IBM’s managed infrastructure services business arising from acquisitions specific to the Company. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time. Amortization of completed technology is recorded in cost of services, and amortization of all other intangible assets is recorded in SG&A expense. All costs related to internally developed computer software during the preliminary project stage and post-implementation operation stage are expensed as incurred. Costs incurred during application development stage are capitalized and included in intangibles.

Impairment

Long-lived assets, other than goodwill, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The impairment test is based on undiscounted cash flows and, if impaired, the asset is written down to fair value based on either discounted cash flows or appraised values. Goodwill is tested for impairment at least annually and whenever changes in circumstances indicate an impairment may exist. The goodwill impairment test is performed at the reporting unit level, which aligns with our operating segments. Impairment charges related to long-lived assets, intangible assets and goodwill, if any, are recorded as impairment expense in the Consolidated Income Statement.

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

Workforce Rebalancing and Site-Rationalization Charges

The Company has incurred workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets and charges related to lease terminations. We record a liability for employee termination benefits either when it is probable that an employee is entitled to them and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees. Workforce rebalancing charges are recorded as a separate line on the Consolidated Income Statement. Charges related to ceasing to use leased assets and owned fixed assets and charges related to lease terminations are recognized as cost of services or selling, general and administrative expenses based on our classification policy for each category. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

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

We compute depreciation expense on a straight-line method over the estimated useful lives of the assets as follows:

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

Post-Separation, the income tax provisions are calculated based on Kyndryl’s operating footprint, as well as tax return elections and assertions. Prior to the Separation, current income tax liabilities including amounts for unrecognized tax benefits related to our activities included in IBM’s income tax returns were deemed to be immediately settled with IBM through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from

Parent in the financing activities section in the Consolidated Statement of Cash Flows. Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

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

Net Loss per Share

Net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted earnings per share for any of the periods presented prior to Separation were based on the number of shares outstanding on November 4, 2021, which assumed that there are no dilutive equity instruments as there were no Kyndryl stock-based awards outstanding prior to that date. Weighted-average common shares outstanding do not include restricted stock, market-conditioned and performance-conditioned stock units or stock options for the periods presented because the effect of their inclusion would have been anti-dilutive. Refer to Note 6 – Net Loss per Share for a reconciliation as well as Note 15 – Stock-based Compensation for further discussion on awards.

NOTE 2. ACCOUNTING CHANGES

Standards Implemented

In December 2019, the Financial Accounting Standards Board (“FASB”) issued guidance (“Simplifying the Accounting for Income Taxes”) intended to simplify various aspects of income tax accounting by removing certain exceptions to the general principle of the guidance and also clarified and amended existing guidance to improve consistency in application. The guidance was effective January 1, 2021, and early adoption was permitted. The Company adopted the guidance on a prospective basis as of the effective date. The guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2021, the FASB issued guidance (“Revenue Contracts with Customers Acquired in a Business Combination”) which requires that an acquirer recognize and measure contract assets and liabilities acquired in a business combination as if the acquirer had originated the contracts, in accordance with ASC 606, Revenue from Contracts with Customers. Deferred revenue acquired in a business combination is no longer required to be measured at its fair value, which had historically resulted in a deferred revenue impairment at the date of acquisition. The guidance was effective January 1, 2023, and early adoption was permitted. The Company adopted the guidance as of January 1, 2022. Our adoption did not materially affect our consolidated financial statements.

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

New Standards to be Implemented

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The roll-forward information is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company has evaluated the impact of the amended guidance and concluded that the guidance will have no impact on the Company’s consolidated financial statements, given that we do not have any supplier finance programs.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common-Control Arrangements. This guidance amends the accounting for leasehold improvements in common-control arrangements by requiring a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The Company has evaluated the impact of the amended guidance and concluded that the guidance will not have a material impact on the Company’s consolidated financial statements.

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

At March 31, 2023, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $38.5 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the next two years, approximately 35 percent in the subsequent three years, and the balance thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the year ended March 31, 2023, revenue increased by $8 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	At March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Accounts receivable (net of allowances of $32 at March 31, 2023, $44 at March 31, 2022, and $44 at December 31, 2021) *	$1,523	$2,271	$2,279
Contract assets **	30	41	62
Deferred income (current)	820	882	872
Deferred income (noncurrent)	362	452	475
*	Including unbilled receivable balances of $384 million at March 31, 2023, $473 million at March 31, 2022 and $454 million at December 31, 2021.
**

Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the year ended March 31, 2023 that was included within the deferred income balance at March 31, 2022 was $582 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the year ended March 31, 2023, the three months ended March 31, 2022 (transition period), and the years ended December 31, 2021 and 2020:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Beginning balance	$44	$44	$91	$82
Additions (releases)	6	6	(23)	25
Write-offs	(13)	(4)	(5)	(7)
Other *	(5)	(2)	(19)	(9)
Ending balance	$32	$44	$44	$91

* Primarily represents translation adjustments and reclassifications.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the year ended March 31, 2023 and the three months ended March 31, 2022 (transition period). Other than transactions with the former Parent, no single client represented 10 percent or more of the Company’s total revenue in the years ended December 31, 2021 and 2020. Other than receivables with the former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of March 31, 2023, March 31, 2022 and December 31, 2021, respectively.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at March 31, 2023, March 31, 2022 and December 31, 2021:

	At March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Deferred transition costs	$856	$961	$1,012
Prepaid software costs	782	806	658
Capitalized costs to fulfill contracts	285	302	235
Capitalized costs to obtain contracts	313	318	282
Total deferred costs *	$2,236	$2,387	$2,185

* Of the total deferred costs, $1,070 million was current and $1,166 million was noncurrent at March 31, 2023, $1,143 million was current and $1,244 million was noncurrent at March 31, 2022, and $920 million was current and $1,265 million was noncurrent at December 31, 2021.

The amount of total deferred costs amortized during the year ended March 31, 2023 was $1.7 billion, composed of $342 million of amortization of deferred transition costs, $857 million of amortization of prepaid software and $472 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the three months ended March 31, 2022 (transition period) was $455 million, composed of $112 million of amortization of deferred transition costs, $207 million of amortization of prepaid software and $136 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended December 31, 2021 was $1.8 billion, composed of $403 million of amortization of deferred transition costs, $874 million of amortization of prepaid software and $563 million of amortization of capitalized contract costs. There were no material impairment losses incurred in any period. Refer to Note 1 – Significant Accounting Policies for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs, and foreign currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

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

The following table reflects the results of the Company’s segments:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Revenue
United States	$4,726	$1,169	$4,805	$5,084
Japan	2,502	706	2,923	3,042
Principal Markets	5,957	1,579	7,085	7,187
Strategic Markets	3,840	978	3,844	4,040
Total revenue	$17,026	$4,431	$18,657	$19,352
Segment adjusted EBITDA
United States	$839	$248	$842	$940
Japan	407	154	501	534
Principal Markets	371	98	341	375
Strategic Markets	436	92	540	488
Total segment adjusted EBITDA	$2,052	$592	$2,223	$2,337

The following table reconciles consolidated pretax income (loss) to segment adjusted EBITDA:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Pretax income (loss)	$(851)	$(189)	$(1,903)	$(1,760)
Workforce rebalancing charges	71	—	39	918
Charges related to ceasing to use leased/fixed assets and lease terminations	80	—	—	—
Transaction-related costs	264	58	627	21
Stock-based compensation expense	113	31	71	64
Impairment expense	—	—	469	—
Interest expense	94	21	64	63
Depreciation of property, equipment and capitalized software	900	246	1,300	1,445
Amortization expense	1,245	326	1,314	1,408
Corporate expense not allocated to the segments	77	56	154	153
Other adjustments*	59	43	88	27
Segment adjusted EBITDA	$2,052	$592	$2,223	$2,337

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

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Revenue*
United States	$4,726	$1,169	$4,805	$5,081
Japan	2,502	706	2,923	3,037
Other countries	9,797	2,556	10,930	11,235
Total revenue	$17,026	$4,431	$18,657	$19,352
*	Revenues are attributed to countries based on the location of the client and exclude certain allocations.

	At		At
	March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Property and equipment, net
United States *	$922	$894	$890
Other countries	1,857	1,940	2,033
Total property and equipment, net	$2,779	$2,834	$2,923

Operating right-of-use assets, net
United States *	$124	$199	$205
Japan	110	124	139
Belgium	149	167	176
Other countries	580	822	841
Total operating right-of-use assets, net	$964	$1,312	$1,361

*       Includes corporate and other.

NOTE 5. TAXES

Prior to the Separation, income taxes have been calculated as if we filed income tax returns for the Company on a standalone basis. The Company’s operations historically have been included in the income tax returns of IBM.

Income (loss) before income taxes by geography was as follows:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Income (loss) before income taxes:
U.S. operations	$(1,543)	$(255)	$(1,765)	$(974)
Non-U.S. operations	692	66	(138)	(786)
Total income (loss) before income taxes	$(851)	$(189)	$(1,903)	$(1,760)

The components of the provision for income taxes by taxing jurisdiction were as follows:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
U.S. federal:
Current	$—	$—	$17	$—
Deferred	(19)	(43)	(73)	—
	$(19)	$(43)	$(56)	$—
U.S. state and local:
Current	$2	$—	$—	$—
Deferred	(4)	(10)	(5)	—
	$(2)	$(10)	$(5)	$—
Non-U.S.:
Current	$236	$51	$790	$305
Deferred	308	42	(327)	(58)
	$545	$93	$463	$247
Total provision for income taxes	$524	$40	$402	$247

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations was as follows:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
	2023	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%	21.0%
Tax differential on foreign income	(3.9)%	(1.1)%	(8.6)%	(5.9)%
State and local taxes	5.7%	5.6%	3.0%	2.8%
Valuation allowances	(72.0)%	(30.8)%	(16.1)%	(26.1)%
Reserves for uncertain tax positions	(6.5)%	(5.4)%	(8.3)%	(4.9)%
Global Intangible Low-Taxed Income (GILTI)	(2.0)%	(4.4)%	—%	—%
Undistributed foreign earnings	1.5%	(3.4)%	(0.6)%	(1.0)%
Impact of foreign operations	(8.6)%	2.5%	(4.7)%	—%
Separation-related transactions	—%	—%	(2.6)%	—%
Goodwill impairment	—%	—%	(4.0)%	—%
Tax Credits	4.7%	—%	—%	—%
Return to provision	0.3%	(4.4)%	—%	—%
Nondeductible items	(2.0)%	(0.6)%	—%	—%
Other*	—%	—%	(0.2)%	0.1%
Effective tax rate	(61.6)%	(21.0)%	(21.1)%	(14.0)%

*       Includes intercompany prepayment of 0.5% and 0.7% in 2021 and 2020, respectively.

The provision for income taxes for the year ended March 31, 2023 was $524 million compared to $402 million for the year ended December 31, 2021. The increase in income tax expense was primarily driven by the changes in valuation allowances, offset by tax charges in 2021 related to the transfer of Kyndryl’s operations that were considered a one-time item from Separation. The provision for income taxes for the year ended December 31, 2021 was $402 million compared to $247 million for the year ended December 31, 2020. The increase in income tax expense was primarily driven by foreign operations, tax charges related to the transfer of Kyndryl’s operations from IBM that were deemed to be immediately settled with IBM through the Net Parent Investment account and changes in uncertain tax positions, offset by valuation allowance reductions.

The Company’s effective tax rate for the year ended March 31, 2023 was lower than the Company’s statutory tax rate primarily due to changes in valuation allowances, taxes on foreign operations and uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2022 was lower than the Company’s statutory tax rate primarily due to tax effects of cross-border tax laws, undistributed foreign earnings, taxes on foreign operations, uncertain tax positions and the establishment of valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. The Company’s effective tax rate for 2021 was lower than the statutory tax rate primarily due to changes in valuation allowances, losses in certain jurisdictions that cannot be benefited from and tax charges related to the transfer of Kyndryl’s operations from IBM that were deemed to be immediately settled with IBM through the Net Parent Investment account. The Company’s effective tax rate for 2020 was lower than the statutory tax rate primarily due to changes in valuation allowances and losses in certain jurisdictions that cannot be benefited from.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Deferred tax assets
Retirement benefits	$115	$201	$255
Leases	280	408	340
Stock-based and other compensation	36	64	60
U.S. tax loss/credit carryforwards	412	35	16
Deferred income	47	55	31
Foreign tax loss/credit carryforwards	118	102	76
Allowance for credit losses	28	16	10
Fixed assets and depreciation	—	112	130
Goodwill and intangible assets	34	—	—
Workforce rebalancing charges	25	—	—
Limitation on deductibility of interest	35	5	—
Accruals	61	63	57
Other	124	74	54
Gross deferred tax assets	$1,314	$1,135	$1,029
Less: valuation allowance	(620)	(65)	(6)
Net deferred tax assets	$694	$1,069	$1,023

Deferred tax liabilities
Fixed assets and depreciation	$7	$—	$—
Goodwill and intangible assets	—	25	—
Leases and right-of-use assets	267	411	331
Undistributed foreign earnings	19	32	25
Deferred transition costs	135	122	106
Prepaids	30	3	—
Other	87	6	21
Gross deferred tax liabilities	$544	$600	$483

As of March 31, 2023, the Company had tax-effected U.S. and foreign net operating loss deferred tax assets of $412 million and $118 million, respectively. As of March 31, 2022, the Company had tax-effected U.S. and foreign net operating loss deferred tax assets of $35 million and $102 million, respectively. As of December 31, 2021, the Company had tax-effected U.S. and foreign net operating loss deferred tax assets of $16 million and $76 million, respectively. If not utilized, the U.S. state net operating loss carryforwards will begin to expire in 2026 and foreign net operating loss carryforwards will begin to expire in 2024. The U.S. federal net operating loss can be carried forward indefinitely.

The valuation allowances as of March 31, 2023 and 2022, and December 31, 2021 were $620 million, $65 million, and $6 million, respectively. The increase in valuation allowances from March 31, 2022 to March 31, 2023 was

$555 million. The increase in valuation allowance is primarily a result of current year net operating losses generated in the U.S. that are not supported by the reversal of taxable temporary differences and changes in judgment associated with the realizability of deferred tax assets in certain foreign jurisdictions. For purposes of the historical periods presented on a “carve-out” basis, the Company’s income tax provisions were calculated using the separate return basis, as if the Company filed separate tax returns. Prior to Separation, the Company’s operations were included in the consolidated U.S. federal and certain state, local and foreign income tax returns filed by IBM. Post-Separation, certain net operating losses and tax credit carryforwards that were included for purposes of the historical periods presented on a “carve-out” basis available to be utilized by IBM are not available for future utilization by the Company and were settled through Net Parent investment immediately prior to the Separation. As of March 31, 2023, based on all available evidence, management concluded that no other valuation allowance was necessary to reduce the deferred tax assets remaining post-Separation since estimated future taxable income is expected to be sufficient to utilize these assets prior to their expiration. Estimates of future taxable income could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Balance at beginning of period	$55	$44	$18	$15
Additions based on tax positions related to the current year	46	12	479	89
Additions for tax positions of prior years	3	—	—	—
Reductions for tax positions of prior years (including impacts due to a lapse of statute)	—	(1)	—	—
Settlements (closed out to Net Parent investment)	—	—	(453)	(86)
Balance at end of period	$104	$55	$44	$18

Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

With limited exceptions, the Company is generally subject to income tax audits for tax years subsequent to September 1, 2021, or post-Separation, including the U.S., Germany, Japan, and Spain, which constitutes the Company’s major jurisdictions. Pursuant to the Tax Matters Agreement, any tax liabilities attributable to the tax period (or portion thereof) ending on or before November 3, 2021, are generally not the Company’s liability. As of March 31, 2023, the Company is not aware of any material open income tax audits that would result in a liability owed by the Company. The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The net amount of $104 million unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended March 31, 2023, the Company recognized $6 million in interest expense and penalties. The Company had $6 million for interest and penalties accrued at March 31, 2023.

Pursuant to the Tax Matters Agreement with Kyndryl’s former Parent, the Company identified certain tax refunds related to estimated tax payments and refundable value-added taxes for which we are required to reimburse our former Parent as the refunds are received, as well as certain tax benefits related to net operating losses that were transferred to the Company for which we are required to indemnify our former Parent as the tax benefits are realized. As of March 31, 2023, the Company estimated the amount of our indemnification obligations to our former Parent related to these tax refunds and tax benefits to be approximately $14 million, where $2 million is recorded in other accrued expenses and liabilities expected to be paid within one year, and $12 million is recorded in other liabilities expected to be paid beyond the one-year period. The Company also estimated the amount of our former Parent’s indemnification obligations to us related to income tax liabilities attributable to tax periods (or portions thereof) ending on or before November 3, 2021, to be approximately $45 million, which is recorded in prepaid expenses and other current assets on our Consolidated Balance Sheet.

At March 31, 2023, the Company’s undistributed earnings from certain non-U.S. subsidiaries were not indefinitely reinvested. Accordingly, the Company recorded a deferred tax liability of $19 million for the estimated taxes associated with the repatriation of these earnings. The Company intends to repatriate certain foreign earnings that have been taxed in the U.S. and undistributed earnings to the extent the foreign earnings are not restricted by local laws and can be accessed in a cost-effective manner. Undistributed earnings of approximately $185 million in foreign subsidiaries are indefinitely reinvested and would only be taxable upon future distributions, liquidation or other disposition of the foreign subsidiaries. Quantification of the deferred tax liability, if any, associated with indefinitely reinvested earnings is not practicable.

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following tables provide the computation of basic and diluted earnings per share of common stock for the year ended March 31, 2023, the three months ended March 31, 2022 (transition period), and the years ended December 31, 2021 and 2020.

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021	2020
Net income (loss) on which basic and diluted earnings per share is calculated	$(1,374)	$(229)	$(2,304)	$(2,007)
Number of shares on which basic and diluted earnings per share is calculated	226.7	224.4	224.1	224.1

Basic earnings (loss) per share	(6.06)	(1.02)	(10.28)	(8.96)
Diluted earnings (loss) per share	(6.06)	(1.02)	(10.28)	(8.96)

Prior to the Separation, the Company did not have any publicly-traded common stock or equivalents issued and outstanding. Accordingly, for periods prior to the Separation, the number of shares used in the calculation of basic and diluted earnings per share were based on the 224.1 million shares distributed in the Separation.

Post-Separation, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

		Three Months
	Year Ended	Ended	Year Ended
	March 31,	March 31,	December 31,
(In millions)	2023	2022	2021
Nonvested restricted stock units	9.4	9.8	10.2
Nonvested performance-conditioned stock units	2.3	—	—
Nonvested market-conditioned stock units	2.3	1.8	1.8
Stock options issued and outstanding	3.7	3.8	3.8
Total	17.7	15.5	15.8

Pre-Separation, the Company did not have any publicly-traded common stock or equivalents issued or outstanding. Accordingly, for the period ended December 31, 2020 there were no anti-dilutive securities that were not included in the computation of diluted net loss per share.

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2023, March 31, 2022 and December 31, 2021.

	Fair Value
	Hierarchy	At March 31, 2023		At March 31, 2022		At December 31, 2021
(Dollars in millions)	Level	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$4	$3	$4	$—	$4	$—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	11	5	5	2	5	—
Total		$15	$9	$9	$2	$9	$1

The gross balances of derivative assets are contained within prepaid expenses and other current assets, and the gross balances of derivative liabilities are contained within other accrued expenses and liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at March 31, 2023, March 31, 2022 and December 31, 2021.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at March 31, 2023, March 31, 2022 and December 31, 2021 was $814 million, $972 million and $609 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of March 31, 2023, March 31, 2022, and December 31, 2021, respectively. The debt had an estimated fair value of $2.5 billion, $2.7 billion and $3.0 billion as of March 31, 2023, March 31, 2022, and December 31, 2021, respectively, which consisted of quoted prices for identical debt instruments (Level 1) and expected present value calculated off observable inputs (Level 2).

Derivative Financial Instruments

Derivatives Designated as Hedging Instruments

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain currencies. Changes in fair value of derivatives designated as a cash flow hedge are recorded, net of applicable taxes, in other comprehensive income and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows. Through the pre-Separation periods, derivatives designated as cash flow hedges were deemed to be associated with the Company’s operations and were allocated to the Company’s Consolidated Income Statement based on its pro-rata share of the underlying items hedged, where applicable, with the remainder allocated on a pro-rata basis of revenue.

At March 31, 2023, March 31, 2022 and December 31, 2021, the total notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $283 million, $216 million and $213 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At March 31, 2023, March 31, 2022 and December 31, 2021, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At March 31, 2023, March 31, 2022 and December 31, 2021, the total fair value of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $1 million, $4 million and $4 million, respectively.

At March 31, 2023, March 31, 2022 and December 31, 2021, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized gains of $1 million, $3 million and $4 million (each before taxes), respectively, in AOCI. The Company estimates that $1 million (before taxes) of deferred net gains on derivatives in AOCI at March 31, 2023 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets and liabilities across its subsidiaries. These contracts are not designated as hedging instruments, and therefore changes in fair value of these contracts are reported in earnings in other expense. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. The changes in the fair values of these contracts and of the underlying hedged exposures are generally offsetting and are recorded in other expense in the Consolidated Income Statement. At March 31, 2023, March 31, 2022 and December 31, 2021, the total notional amount of derivative instruments in economic hedges of foreign currency exposure was $1.5 billion, $945 million and $581 million, respectively. At March 31, 2023, March 31, 2022 and December 31, 2021, the total fair value of derivative instruments in economic hedges of foreign currency exposure was $6 million, $3 million and $5 million, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Gain (Loss) Recognized in Consolidated Income Statement
			Three
	Consolidated	Year Ended	Months Ended	Year Ended	Year Ended
	Income Statement	March 31,	March 31,	December 31,	December 31,
(Dollars in millions)	Line Item	2023	2022	2021	2020

Derivative instruments not designated as hedging instruments:		Recognized on Derivatives
Foreign exchange contracts	Other expense	$20	$(1)	$4	$6
Total		$20	$(1)	$4	$6

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Gain (Loss) Recognized in Consolidated Income Statement
	and Other Comprehensive Income
		Three
	Year Ended	Months Ended	Year Ended	Year Ended
	March 31,	March 31,	December 31,	December 31,
(Dollars in millions)	2023	2022	2021	2020

Derivative instruments in cash flow hedges:	Recognized in OCI *
Foreign exchange contracts	$(4)	$1	$4	$—
Total	$(4)	$1	$4	$—

Consolidated Income Statement Line Item	Reclassified from AOCI *
Cost of services	$(2)	$1	$1	$7
Selling, general and administrative expenses	—	—	—	(1)
Total	$(2)	$1	$1	$6
*	Pre-Separation, hedging activity was allocated from the former Parent to the Consolidated Income Statement, resulting in no gain (loss) either recognized in other comprehensive income or reclassified from accumulated other comprehensive income.

For the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur; nor are there any anticipated in the normal course of business.

NOTE 8. PROPERTY AND EQUIPMENT

The following table presents the balances of property and equipment by type:

	At		At
	March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Information technology equipment	$6,912	$7,646	$7,847
Buildings and leasehold improvements	2,665	2,862	2,869
Office and other equipment	370	401	397
Land and land improvements	70	71	72
Property and equipment, gross	$10,016	$10,980	$11,185
Accumulated depreciation	(7,237)	(8,146)	(8,261)
Property and equipment, net	$2,779	$2,834	$2,923

Depreciation of property and equipment was $900 million, $246 million, $1.3 billion and $1.5 billion for the year ended March 31, 2023, the three months ended March 31, 2022 (the transition period) and the years ended

December 31, 2021, and 2020, respectively. Additionally, as part of the site-rationalization program, the Company recognized $7 million of accelerated depreciation related to ceasing to use certain owned fixed assets. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for additional details.

NOTE 9. LEASES

The following table presents the various components of lease costs:

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Finance lease costs	$85	$21	$69	$61
Operating lease costs	434	111	354	424
Short-term lease costs	7	4	7	10
Variable lease costs	108	16	73	114
Sublease income	(9)	(1)	(5)	(4)
Total lease costs	$625	$150	$498	$605

For pre-Separation periods, the Company’s components of lease costs reflected in the Consolidated Income Statement are based on an allocation of IBM’s lease costs, depending on the type of lease. Finance lease costs relating to assets specifically utilized by the Company were fully allocated to the Company. The real estate lease costs were allocated based on the percentage of space utilized by the Company. The remaining lease costs were allocated to the Company based on headcount.

The Company had no sale and leaseback transactions for the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020.

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities and, as such, are excluded from the amounts below.

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31,
(Dollars in millions)	2023	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for finance leases	$5	$1	$3	$3
Financing cash outflows for finance leases	83	20	70	72
Operating cash outflows for operating leases	417	118	327	450
Right-of-use assets obtained in exchange for new finance lease liabilities	111	19	86	129
Right-of-use assets obtained in exchange for new operating lease liabilities	175	67	562	336

The following table presents the weighted-average lease term and discount rate for finance and operating leases:

	March 31,		March 31,		December 31,
	2023		2022		2021
Finance leases
Weighted-average remaining lease term	3.5	years	3.6	years	3.3	years
Weighted-average discount rate	3.36%		1.82%		1.41%
Operating leases
Weighted-average remaining lease term	4.7	years	5.1	years	5.2	years
Weighted-average discount rate	4.38%		2.84%		2.66%

The following table presents a maturity analysis of expected undiscounted cash flows for operating and finance leases on an annual basis for the next five years and thereafter.

Year Ending	March 31,	March 31,	March 31,	March 31,	March 31,		Imputed
(Dollars in millions)	2024	2025	2026	2027	2028	Thereafter	Interest*	Total**
Finance leases	$67	$78	$61	$35	$21	$—	$(20)	$242
Operating leases	350	$256	$206	$120	$65	$138	$(113)	1,022

*      Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

**    The Company entered into lease agreements for certain facilities and equipment with payments totaling approximately $2 million that have not yet commenced as of March 31, 2023 and therefore are not included in this table.

The following table presents the total amount of finance leases recognized in the Consolidated Balance Sheet:

	March 31,		December 31,
(Dollars in millions)	2023	2022	2021
Right-of-use assets – Property and equipment	$245	$220	$221
Lease liabilities:
Current	82	68	76
Noncurrent	160	151	147

For the twelve months ended March 31, 2023, we identified and abandoned certain operating right-of-use assets that were inherited from the former Parent at Separation. We determined that we will no longer receive economic benefits from these leased properties and do not have the intent or practical ability to sublease or sell them. Accordingly, we recorded accelerated depreciation in the amount of $69 million for the year ended March 31, 2023, representing the remaining carrying value of the identified right-of-use assets. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

NOTE 10. INTANGIBLE ASSETS INCLUDING GOODWILL

Business Combinations

On February 1, 2022, the Company completed two business combinations. Our financial statements for the three months ended March 31, 2022 reflect the assets, liabilities, operating results and cash flows of both business combinations commencing from the acquisition date. These transactions consisted of an immaterial acquisition in our Strategic Markets segment and a transfer of a majority interest (51%) of a managed infrastructure services joint venture in Japan (the “Exa transaction”) from our former Parent that could not be completed prior to the Separation due to local regulatory approvals. The Company completed the Exa transaction for consideration of $48 million, net of cash acquired of $59 million. The non-controlling interest associated with the Exa transaction represents the fair value of the joint venture pro-rated by the non-controlling shareholder’s percentage of ownership (49%). The Exa transaction enabled us to seamlessly continue our relationships with certain key customers in Japan. Acquisition costs associated with these two acquisitions were immaterial and expensed as incurred.

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

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At March 31, 2023
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$83	$(15)	$68
Customer relationships*	232	(141)	91
Completed technology	20	(20)	—
Patents and trademarks*	18	(6)	13
Total	$353	$(182)	$171

	At March 31, 2022
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$16	$(16)	$1
Customer relationships*	229	(100)	129
Completed technology	20	(20)	—
Patents and trademarks*	18	(2)	16
Total	$283	$(138)	$145

	At December 31, 2021
	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount
Capitalized software	$16	$(13)	$3
Customer relationships	130	(97)	33
Completed technology	20	(20)	—
Patents and trademarks	2	(2)	—
Total	$169	$(132)	$36

* Amounts include effects from foreign currency translation.

There was no impairment of identifiable intangible assets recorded in the periods reported. The net carrying amount of intangible assets increased $26 million during the year ended March 31, 2023, primarily due to additions of capitalized software, partially offset by amortization and retirement of internal use software inherited from our former

Parent. The aggregate intangible asset amortization expense was $46 million, $7 million and $37 million for the year ended March 31, 2023, three months ended March 31, 2022 and year ended December 31, 2021, respectively.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2023:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2024	$18	$27	$3	$49
2025	19	24	3	46
2026	17	20	3	41
2027	14	17	3	34
2028	—	1	—	1
Thereafter	—	1	—	1

Goodwill

The following table presents a roll-forward of goodwill balances by segment for the year ended March 31, 2023, the three months ended March 31, 2022 (transition period), and the year ended December 31, 2021:

		Foreign
		Currency				Additions		Additions
(Dollars in	Balance at	Translation			Balance at	and	Balance at	and	Balance at
millions)	January 1,	and Other	Re-allocation		December 31,	Other	March 31,	Other	March 31,
Segment	2021	Adjustments*	of Goodwill	Impairment	2021	Adjustments	2022	Adjustments*	2023
Americas	$440	$(10)	$(431)	$—	$—	$—	$—	$—	$—
EMEA	288	5	—	(293)	—	—	—	—	—
Asia Pacific	78	(16)	(62)	—	—	—	—	—	—
Japan	424	(9)	—	—	415	91	506	(11)	495
United States	—	—	176	(176)	—	—	—	—	—
Principal Markets	—	1	141	—	142	—	142	—	142
Strategic Markets	—	—	176	—	176	—	176	—	176
Total	$1,230	$(29)	—	$(469)	$732	$91	$823	$(11)	$812
*	Primarily driven by foreign currency translation.

Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. As a result of the change in our fiscal year-end, the annual goodwill impairment assessment date was changed from October 1 to January 1. The change was made to better align the annual goodwill impairment test with the change in our annual planning and budgeting process for the new fiscal year-end. In the year ended March 31, 2023, the Company performed the goodwill impairment test at both October 1, 2022 and January 1, 2023. The change in annual impairment testing did not delay, accelerate or avoid an impairment charge. The Company has determined this change in the method of applying an accounting principle is preferable.

We use an income-based approach where fair value is determined using a discounted cash flow model that requires significant judgment with respect to revenue growth rates, based upon annual budgets and long-term strategic plans. Fair value estimates employed in our annual impairment review of goodwill involve using various assumptions. Assumptions critical to our fair value estimates were discount rates, expected revenue growth and projected EBITDA margins used in determining the fair value of the reporting units. These and other assumptions are impacted by economic conditions and expectations of management and may change based on different facts and circumstances. We believe the assumptions used to estimate future cash flows are reasonable, but there can be no assurance that the expected cash flows will be realized. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and therefore could change impairment determinations.

There were no goodwill impairment losses recorded for the year ended March 31, 2023. We prepared our impairment test as of January 1, 2023 and determined that the fair values of each of our reporting units exceeded net book value by more than 90%. Among our reporting units, the narrowest difference between the calculated fair value and net book value was in our Principal Markets segment’s Canada reporting unit, whose calculated fair value exceeded its net book value by 93%. Future developments related to macroeconomic factors, including increases to the discount rate used, or changes to other inputs and assumptions, including revenue growth, could reduce the fair value of this and/or other reporting units and lead to impairment.

As a result of our impairment test performed as of October 1, 2022, the Company determined that the fair values of each of our reporting units exceeded net book value by more than 50%. Among our reporting units, the narrowest difference between the calculated fair value and net book value was in our Principal Markets segment’s Canada reporting unit, whose calculated fair value exceeded its net book value by 53%.

Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

NOTE 11. BORROWINGS

Debt

The following table presents the components of our debt:

			March 31,	March 31,	December 31,
(Dollars in millions)	Interest Rate	Maturity	2023	2022	2021
Unsecured floating-rate term loan	5.83%*	November 2024	$500	$500	$500
Commercial loan agreement	3.00%	July 2026	96	123	129
Unsecured senior notes due 2026	2.05%	October 2026	700	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550	550
Finance lease obligations **	3.36%	2023-2028	242	219	222
			$3,238	$3,242	$3,251
Less: Unamortized discount			5	5	5
Less: Unamortized debt issuance costs			13	15	15
Less: Current maturities of long-term debt			110	96	103
Total long-term debt			$3,111	$3,127	$3,128

* Floating rate was calculated as of March 31, 2023, using a rate equal to one-month U.S. dollar LIBOR plus 1.125%.

** Finance lease obligations were presented using the weighted-average incremental borrowing rate.

Contractual obligations of long-term debt outstanding at March 31, 2023, exclusive of finance lease obligations, were as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2024	$28
2025	529
2026	29
2027	710
2028	—
Thereafter	1,700
Total	$2,996

*    Contractual obligations approximate scheduled repayments.

Senior Unsecured Notes

In October 2021, we completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes (the “Notes”) as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041. The Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in reliance on Regulation S of the Securities Act. The Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner. In connection with the issuance of the Notes, we entered into a registration rights agreement with the initial purchasers of the Notes, pursuant to which we completed a registered offering to exchange each series of Notes for new notes with substantially identical terms during the quarter ended September 30, 2022.

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

The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements will be based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements. The total facility fees recorded by the Company for the Term Loan Credit Agreement and Revolving Credit Agreement was $5 million for the year ended March 31, 2023, and immaterial for the three months ended March 31, 2022 and the years ended December 31, 2021. As of March 31, 2023, there has been no drawdown on the Revolving Credit Agreement.

The Notes, revolving credit facility and term loan were initially guaranteed by our former Parent. Approximately $900 million of the net proceeds from the term loan and the sale of the Notes was transferred to our former Parent in conjunction with the Separation. Following the completion of the Separation on November 3, 2021, the guarantee was released and the Notes, term loan and revolving credit facility are no longer obligations of our former Parent.

We expect to be able to voluntarily prepay borrowings under the Credit Agreements without premium or penalty, subject to customary “breakage” costs. The Credit Agreements include certain customary mandatory prepayment provisions. In addition, the Credit Agreements include customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Credit Agreements) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00. The Company is in compliance with its debt covenants.

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

Interest on Debt

Interest expense for the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020 was $94 million, $21 million, $64 million and $63 million, respectively. Cost of financing and interest capitalized for the periods presented was immaterial. Most of the interest for the pre-Separation period presented in the historical Consolidated Income Statement reflects the allocation of interest expense associated with debt issued by IBM from which a portion of the proceeds benefited Kyndryl.

NOTE 12. OTHER LIABILITIES

The following table provides the components of other liabilities at March 31, 2023, March 31, 2022 and December 31, 2021.

	At March 31,		At December 31,
(Dollars in millions)	2023	2022	2021
Workforce rebalancing (current)	$75	$22	$82
Other current accruals	549	660	662
Other accrued expenses and liabilities	$624	$682	$744
Workforce rebalancing (noncurrent)	$21	$35	$51
Deferred taxes	98	86	135
Income tax reserve	85	55	44
Other	246	273	293
Other noncurrent liabilities	$450	$449	$522

In response to changing business needs, the Company has taken workforce rebalancing actions to increase productivity, enhance cost-competitiveness and rebalance skills. The current and noncurrent workforce rebalancing liabilities at March 31, 2022 and December 31, 2021 were derived from actions taken by the former Parent related to terminated employees who are no longer working for the Company who were granted annual payments in certain countries. Depending on the individual country’s legal requirements, these required payments will continue until the former employee begins receiving pension benefits or dies. The workforce rebalancing liabilities at March 31, 2023 include liabilities inherited from our former Parent plus new actions taken by Kyndryl during the fiscal year. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details.

Pursuant to the Tax Matters Agreement with our former Parent, the Company will be required to reimburse our former Parent for certain tax refunds we receive and to indemnify our former Parent for certain tax payments. For more information, see Note 5 – Taxes.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2023, March 31, 2022 and December 31, 2021 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. Certain of these commitments were allocated to the Company as part of the Separation from its former Parent. The Company has determined that these commitments may exceed the Company’s needs over the next four to six years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2023, we had short-term (April 2023 through March 2024), mid-term (April 2024 through March 2026) and long-term (April 2026 onward) purchase commitments in the amount of $0.7 billion, $1.0 billion and $1.1 billion, respectively.

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

Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the Company will continue to defend itself vigorously, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected in any particular period by the resolution of one or more of these matters. As of March 31, 2023 the Company has recorded $50 million and $24 million of current and noncurrent legal reserves, respectively.

In July 2017, BMC Software, Inc. (“BMC”) filed suit against IBM in the U.S. Court for the Southern District of Texas in a dispute involving various aspects of IBM’s business, including its managed infrastructure business. BMC alleged IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract, fraudulent inducement and trade secret misappropriation. In May 2022, the trial court entered a judgment against IBM and awarded BMC $717 million in direct damages and $717 million in punitive damages, plus interest. IBM has appealed the judgment and is seeking a complete reversal on appeal. IBM may seek an indemnity from the Company in connection with this matter. Until there is a final and conclusive judgment in the case after all appeals and proceedings are concluded, until the amount of any applicable insurance is determined, and until a definitive assessment of Kyndryl’s indemnity obligations (if any) occurs, which in the aggregate will likely take several years, the amount of indemnity obligation (if any) that the Company may owe to IBM is indeterminate.

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. IBM and Kyndryl have commenced arbitration proceedings related to certain of these matters. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

NOTE 14. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the year ended March 31, 2023, the three months ended March 31, 2022 (transition period) and the years ended December 31, 2021 and 2020:

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the year ended March 31, 2023	Amount	Benefit	Amount
Foreign currency translation adjustments	$(186)	$—	$(186)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$—	$(4)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(3)	$—	$(2)
Retirement-related benefit plans*:
Prior service (credits) costs	$4	$—	$3
Net gains (losses) arising during the period	175	—	175
Curtailments and settlements	10	(2)	8
Amortization of prior service (credits) costs	1	—	1
Amortization of net (gains) losses	40	(11)	29
Total retirement-related benefit plans	$229	$(14)	$215
Other comprehensive income (loss)	$40	$(14)	$27

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the three months ended March 31, 2022:	Amount	Benefit	Amount
Foreign currency translation adjustments	$(51)	$—	$(51)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	1	—	1
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$—	$—	$—
Retirement-related benefit plans*:
Net gains (losses) arising during the period	$136	$(45)	$91
Curtailments and settlements	4	(1)	3
Amortization of net (gains) losses	16	(4)	12
Total retirement-related benefit plans	$156	$(50)	$105
Other comprehensive income (loss)	$105	$(50)	$54
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the year ended December 31, 2021:	Amount	Benefit	Amount
Foreign currency translation adjustments	$194	$—	$194
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) arising during the period	4	—	4
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Prior service (credits) costs	$1	$(2)	$(1)
Net gains (losses) arising during the period	72	(17)	54
Curtailments and settlements	3	(1)	2
Amortization of net (gains) losses	51	(13)	38
Total retirement-related benefit plans	$127	$(33)	$94
Other comprehensive income (loss)	$324	$(33)	$292
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net of Tax
For the year ended December 31, 2020:	Amount	Benefit	Amount
Foreign currency translation adjustments	$129	$—	$129
Retirement-related benefit plans*:
Net gains (losses) arising during the period	$(41)	$13	$(28)
Amortization of prior service (credits) costs	(1)	—	—
Amortization of net (gains) losses	36	(12)	24
Total retirement-related benefit plans	$(6)	$2	$(4)
Other comprehensive income (loss)	$123	$2	$125
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign Currency	Net Change	Accumulated Other
	Gains (Losses)	Translation	Retirement-Related	Comprehensive
(Dollars in millions)	on Cash Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
December 31, 2019	$—	$(1,007)	$(214)	$(1,221)
Other comprehensive income (loss)	—	129	(4)	125
December 31, 2020	$—	$(878)	$(218)	$(1,096)
Net transfers from Parent	—	—	(339)	(339)
Other comprehensive income (loss)	3	194	94	292
December 31, 2021	$3	$(684)	$(463)	$(1,143)
Other comprehensive income (loss)	—	(51)	105	54
March 31, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(2)	(186)	215	27
March 31, 2023	$—	$(921)	$(142)	$(1,062)

*	Foreign currency translation adjustments are presented gross.

NOTE 15. STOCK-BASED COMPENSATION

The following table presents stock-based compensation cost which is included in net income (loss).

		Three Months
	Year Ended	Ended
	March 31,	March 31,	Year Ended December 31
(Dollars in millions)	2023	2022	2021	2020
Cost of services	$21	$7	$28	$26
Selling, general and administrative expense	92	24	44	37
Pretax stock-based compensation cost	$113	$31	$71	$64
Income tax benefits	(5)	(5)	(13)	(14)
Stock-based compensation cost, net of tax	$108	$26	$58	$49

The Company’s total unrecognized compensation cost related to non-vested awards at March 31, 2023 was $165 million and is expected to be recognized over a weighted-average period of approximately 2.2 years. Capitalized stock-based compensation cost was not material during any period presented.

Incentive Awards

Stock-based incentive awards were provided to employees under the terms of Kyndryl’s employment and Kyndryl Plan. Awards under the Kyndryl Plan principally include Restricted Stock Units (RSUs), market-conditioned and performance-conditioned stock units and stock options. RSUs and stock options generally vest based on continued passage of time. Market-conditioned and performance-conditioned stock units are cliff-vested at the end of the performance period if the market or performance conditions have been satisfied.

The following table summarizes RSU, market-conditioned stock units, performance-conditioned stock units and stock option activities:

			Market-Conditioned		Performance-Conditioned
	RSUs		Stock Units		Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Nonvested balance at December 31, 2021	10.2	$26.82	1.8	$15.14	—	$—
Awards granted	0.4	17.61	—	—	—	—
Awards vested	(0.5)	28.04	—	—	—	—
Awards canceled/forfeited	(0.2)	28.44	—	—	—	—
Nonvested balance at March 31, 2022	9.8	$26.36	1.8	$15.14	—	$—
Awards granted	5.0	$10.80	0.7	$12.51	2.5	$10.62
Awards vested	(4.9)	26.09	—	—	—	—
Awards canceled/forfeited	(0.5)	23.09	(0.2)	14.46	(0.1)	10.62
Nonvested balance at March 31, 2023	9.4	$18.43	2.3	$14.40	2.3	$10.62

	Stock Options
		Weighted-
	Number	Average
	of Units	Exercise Price
	(in millions)	(per share)
Outstanding balance at December 31, 2021	3.8	$17.76
Awards granted	—	—
Awards exercised	—	—
Awards canceled/forfeited	—	—
Outstanding balance at March 31, 2022	3.8	$17.76
Awards granted	—	—
Awards exercised	—	—
Awards canceled/forfeited	(0.2)	17.78
Outstanding balance at March 31, 2023	3.7	$17.76

The weighted-average grant-date fair value of RSUs granted by Kyndryl for the years ended March 31, 2023, the three months ended March 31, 2022 (transition period) and the post-Separation period in the year ended December 31, 2021 was $10.80, $17.61 and $18.20, respectively. Prior to the Separation, the weighted-average grant-date fair value of RSUs and PSUs granted by our former Parent was $126.01 and $114.70 for the pre-Separation period in the year ended December 31, 2021 and for the year ended December 31, 2020, respectively, which were derived from our former Parent’s stock price at their grant dates. On the Separation date, such awards were converted to Kyndryl awards, resulting in a weighted-average grant-date fair value of $28.78 per share.

The grant date fair value of the market-conditioned stock units issued during the years ended March 31, 2023 and December 31, 2021 were determined using Monte Carlo simulation models which estimate the probability of satisfying market conditions. The significant assumptions used to calculate the Monte Carlo simulation for the awards issued during the year ended March 31, 2023 were a share price of $10.89, a risk-free rate of 2.85%, no dividend yield, and a volatility of 39%. The significant assumptions used to calculate the Monte Carlo simulation for the awards issued during the year ended December 31, 2021 were a share price of $18.31, a term structure of risk-free rates of 0.26% for one year, 0.64% for two years and 0.92% for three years, no dividend yield, and a volatility of 35%. For the year ended March 31, 2023 and December 31, 2021, the volatility assumptions used in the Monte Carlo simulations were based on the average unadjusted three-year historic volatility across a group of peer companies.

The grant date fair value of performance-conditioned stock units issued during the year ended March 31, 2023 was $10.62, determined using the stock price at the grant date, and is recognized as stock-based compensation expense based upon the probability of achievement of performance targets at each reporting period over the vesting period.

The total fair value of RSUs, market-conditioned stock units and performance-conditioned stock units that vested during the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020 was $127 million, $15 million, $45 million and $36 million, respectively.

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $6.54 per share. No stock options were granted in any other period presented. The weighted-average remaining contractual term for stock options outstanding at March 31, 2023 and March 31, 2022 was 8.7 and 9.7, respectively, with immaterial aggregate intrinsic value. The weighted-average remaining contractual term for stock options exercisable at March 31, 2023 and 2022 was 2.1 and 3.1 years, respectively. During the year ended March 31, 2023, the total fair value of shares vested was $6 million. There was no vesting during the three months ended March 31, 2022 or during the years ended December 31, 2021 or 2020. No stock options were exercised during any period presented. At March 31, 2023, there were 1.1 million stock options that were vested and exercisable with an immaterial aggregate intrinsic value.

The method used to determine the fair value of the stock options granted during the year ended December 31, 2021 was a Black-Scholes model on the grant date. The assumptions used to produce the fair value of stock options issued during the year ended December 31, 2021 were the share price on the date of issuance, weighted-average expected option term of 6.25 years, no dividend yield, volatility of 35% and a risk-free interest rate of 1.4%. The volatility assumption used was based on the average unadjusted historic volatility of common shares across a group of peer companies. The Company utilized the simplified method to estimate the weighted-average option term due to a lack of relevant historical data.

NOTE 16. RETIREMENT-RELATED BENEFITS

Defined Benefit Pension Plans

The Company sponsors and co-sponsors defined benefit pension plans that cover certain non-U.S. employees and retirees. The defined benefit pension plan benefits are based principally on employees’ years of service and/or compensation levels at or near retirement. These plans are accounted for as defined benefit pension plans for purposes of the consolidated financial statements. Accordingly, the net benefit plan obligations and the related benefit plan expenses of those plans have been recorded in the Company’s consolidated financial statements.

The following tables present the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement.

		Three
	Year Ended	Months Ended	Year Ended	Year Ended
	March 31,	March 31,	December 31,	December 31,
(Dollars in millions)	2023	2022	2021	2020
Service cost	$44	$14	$81	$109
Interest cost*	32	6	11	10
Expected return on plan assets*	(43)	(10)	(30)	(24)
Amortization of prior service costs (credits)*	1	—	—	(1)
Recognized actuarial losses*	40	16	51	36
Curtailments and settlements*	10	4	2	—
Total net periodic pension cost	$84	$30	$115	$130

*These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The following table presents the changes in net benefit obligation and plan assets for the defined benefit pension plans.

	Year	Three Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
(Dollars in millions)	2023	2022	2021
Change in benefit obligation
Benefit obligation at beginning of period	$2,024	$2,302	$1,202
Service cost*	44	14	10
Interest cost	32	6	4
Plan participants’ contributions	4	1	1
Benefit obligation assumed from former Parent**	—	—	1,178
Actuarial losses (gains)	(299)	(224)	(43)
Benefits paid from trust	(15)	(4)	(2)
Direct benefit payments	(37)	(11)	(3)
Foreign exchange impact	(66)	(50)	(34)
Amendments, curtailments, settlements and other	(29)	(11)	(11)
Benefit obligation at end of period	$1,659	$2,024	$2,302
Change in plan assets
Fair value of plan assets at beginning of period	$1,383	$1,496	$654
Actual return on plan assets	(88)	(71)	39
Employer contributions	27	2	23
Fair value of plan assets assumed from former Parent**	—	—	810
Plan participants’ contributions	4	1	1
Benefits paid from trust	(15)	(4)	(2)
Foreign exchange impact	(40)	(34)	(22)
Settlements	(44)	(7)	(8)
Fair value of plan assets at end of period	$1,226	$1,383	$1,496
Funded Status at end of period	$(433)	$(641)	$(807)
Accumulated benefit obligation***	$1,574	$1,907	$2,181
*	Represents service costs attributable to Company-sponsored and co-sponsored plans.
**	Represents the impact to benefit obligation and fair value of plan assets resulting from pension assets and liabilities assumed in connection with establishment of certain Kyndryl legal entities.
***	Represents the benefit obligation assuming no future participant compensation increases.

The following table presents the amounts recorded in the Consolidated Balance Sheet for the defined benefit pension plans.

	At March 31,	At March 31,	At December 31,
(Dollars in millions)	2023	2022	2021
Noncurrent assets – pension assets	$94	$61	$58
Current liabilities – accrued compensation and benefits	(38)	(28)	(28)
Noncurrent liabilities – retirement and nonpension postretirement benefit obligations	(489)	(674)	(836)
Funded status, net	$(433)	$(641)	$(807)

The following table presents information for defined benefit pension plans with accumulated benefit obligations (ABO) or projected benefit obligations (PBO) in excess of plan assets.

	At March 31, 2023		At March 31, 2022		At December 31, 2021
	Benefit	Plan	Benefit	Plan	Benefit	Plan
(Dollars in millions)	Obligation	Assets	Obligation	Assets	Obligation	Assets
PBO in excess of plan assets	$953	$426	$1,743	$1,040	$1,990	$1,125
ABO in excess of plan assets	630	171	1,553	962	1,790	1,039
Plan assets in excess of PBO	706	800	281	343	312	371

The following table presents the pretax net loss and prior service costs (credits) recognized in OCI and the changes in pretax net loss and prior service costs (credits) as well as Separation-related transfers from Parent recognized in AOCI for the defined benefit pension plans.

	Year	Three Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	December 31,
(Dollars in millions)	2023	2022	2021
Net loss (gain) at beginning of period	$474	$629	$314
Current period loss (gain)	(172)	(135)	(75)
Curtailments and settlements	(10)	(4)	(3)
Amortization of net loss included in net periodic benefit cost	(39)	(15)	(51)
Separation-related transfers from Parent **	—	—	444
Net loss (gain) at end of period	$253	$474	$629
Prior service costs (credits) at beginning of period	9	9	(2)
Current period prior service costs (credits)	—	—	3
Amortization for prior service costs (credits) included in net periodic benefit cost	(1)	—	—
Separation-related transfers from Parent **	—	—	9
Prior service costs (credits) at end of period	$8	$9	$9
Total amounts recognized in accumulated other comprehensive loss (income) *	$261	$484	$638
*

See Note 14 – Equity for the total change in AOCI and the Consolidated Statement of Comprehensive Income for the components of net periodic benefit cost, which includes components related to nonpension postretirement benefit plans as well as the related tax effects, recognized in OCI for the retirement-related benefit plans.

**

Separation-related transfers from Parent represent the pretax impact resulting from the assumption of pension assets and liabilities, along with the associated deferred costs, in connection with establishment of certain Kyndryl legal entities. These transfers are not recognized in OCI; rather they are recognized as transfers into AOCI. See Note 14 – Equity.

The following table presents the weighted-average assumptions used to measure the net periodic pension cost and the year-end benefit obligations for the defined benefit pension plans.

		Three
	Year Ended	Months Ended	Year Ended	Year Ended
	March 31,	March 31,	December 31,	December 31,
Weighted-average assumptions used to measure	2023	2022	2021	2020
Net periodic pension cost
Discount rate	1.88%	1.19%	0.62%	0.86%
Expected long-term returns on plan assets	3.33%	3.00%	3.00%	4.03%
Rate of compensation increase	2.54%	2.30%	2.22%	2.25%
Benefit obligations
Discount rate	3.57%	1.88%	1.19%	0.62%
Rate of compensation increase	2.85%	2.54%	2.30%	2.22%
Interest crediting rate - cash balance plans	1.52%	1.52%	1.43%

In certain countries, a hypothetical portfolio of high-quality corporate bonds is used to construct a yield curve. Projected cash flows from the Company’s expected benefit obligation payments are matched to the yield curve to derive discounts. In other countries where the markets for high-quality long-term bonds are not as well developed, a portfolio of long-term government bonds is used as a base and a credit spread is added to simulate corporate bond yields at these maturities in the jurisdiction of each plan. This is the benchmark for developing the respective discount rates.

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

The investment objective of the defined benefit plans is to generate returns that will enable the plan to meet its future obligations. The weighted-average target allocation for the defined benefit plans is 28 percent equity securities, 43 percent fixed-income securities, 5 percent real estate, 15 percent insurance contracts and 8 percent other investments. Typically the responsibility for determining the target allocation and managing the investments lies with a plan governing board that may include up to 50 percent of members elected by employees and retirees. Generally, these defined benefit plans do not invest in illiquid assets, and their use of derivatives is mainly for currency hedging, interest rate risk management, credit exposure and alternative investment strategies.

The following table presents the Company’s defined benefit pension plans’ asset classes and their associated fair value at March 31, 2023, March 31, 2022 and December 31, 2021.

	At March 31, 2023				At March 31, 2022
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity
Equity securities	$—	$—	$—	$—	$9	$—	$—	$9
Fixed income
Government and related (1)	—	107	—	107	—	147	—	147
Corporate bonds	—	20	—	20	—	29	—	29
Insurance contracts	—	191	—	191	—	224	—	224
Cash and short-term investments (2)	3	—	—	3	9	1	—	10
Derivative assets (3)	—	5	—	5	3	9	—	12
Subtotal	$3	$322	$—	$326	$21	$410	$—	$431
Investments measured at net asset value using NAV as a practical expedient (4)	—	—	—	901	—	—	—	953
Fair value of plan assets	$3	$322	$—	$1,226	$21	$410	$—	$1,383

					At December 31, 2021
(Dollars in millions)					Level 1	Level 2	Level 3	Total
Equity
Equity securities					$9	$—	$—	$9
Fixed income
Government and related (1)					—	158	—	158
Corporate bonds					—	32	—	32
Insurance contracts					—	255	—	255
Cash and short-term investments (2)					14	—	—	14
Derivative assets (3)					3	12	—	15
Subtotal					$26	$457	$—	$483
Investments measured at net asset value using NAV as a practical expedient (4)					—	—	—	1,013
Fair value of plan assets					$26	$457	$—	$1,496
(1)	Includes debt issued by national, state and local governments and agencies.
(2)	Includes cash, cash equivalents and short-term marketable securities.
(3)	Includes forward contracts, interest rate swaps, exchange traded and other over-the-counter derivatives.
(4)

Investments measured at fair value using the net asset value (NAV) per share (or its equivalent), as a practical expedient. These investments include commingled funds, hedge funds, common collective trusts, private equity partnerships and real estate partnerships.

Approximately 79 percent of plan assets are held in plans which are co-sponsored by the Company and the former Parent. The allocation of the fair value of co-sponsored plan assets is based on the initial pension assets assumed in connection with establishment of certain Kyndryl legal entities, Company contributions, distributions and market returns.

Defined benefit pension plan assets are recognized and measured at fair value. Because of the inherent uncertainty of valuations, these fair value measurements may not necessarily reflect the amounts the Company could realize in current market transactions. The following is a description of the valuation techniques used to measure plan assets at fair value. There were no changes in valuation techniques during the periods presented.

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

It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The company contributed $27 million, $2 million, $25 million and $4 million to the defined benefit pension plans during the year ended March 31, 2023, the three months ended March 31, 2022, and the years ended December 31, 2021 and 2020, respectively. Additionally, the Company made direct payments of $37 million, $11 million, $33 million and $19 million to participants of the defined benefit pension plans during the year ended March 31, 2023, the three months ended March 31, 2022, and the years ended December 31, 2021 and 2020, respectively.

The Company estimates contributions to its defined benefit pension plans in fiscal year 2024 to be approximately $23 million. This amount generally represents legally mandated minimum contributions. Financial market performance in fiscal year 2024 could increase the legally mandated minimum contribution in certain countries that require monthly or daily remeasurement of the funded status. The Company could also elect to contribute more than the legally mandated amount based on market conditions or other factors.

The following table presents the expected benefit payments to participants of the defined benefit pension plans.

Expected
(Dollars in millions)	Benefit Payments
Fiscal year ending March 31,
2024	$109
2025	115
2026	113
2027	115
2028	123
2029-2033	647

The fiscal year 2024 expected benefit payments not covered by the respective plan assets represent a component of compensation and benefits, within current liabilities, in the Consolidated Balance Sheet.

Defined Contribution Retirement Plans

The Company sponsors defined contribution retirement plans for certain eligible employees. The Company’s contribution expense associated with employer matching benefits was $142 million, $35 million, $165 million and $194 million for the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively.

Nonpension Postretirement Benefit Plans and Multi-Employer Plans

Certain Company employees participate in multi-employer defined benefit pension plans and post-retirement health plans which are sponsored by third parties and include other participants as well as other nonpension postretirement benefit plans that are sponsored by the Company. Accordingly, the Company does not record an asset or liability to recognize the funded status of the multi-employer plans. However, the Company records service cost attributable to its employees who participate in the multi-employer plans, as well as expense allocated for certain corporate and shared functional employees. These amounts are included in the Consolidated Income Statement, and were not material for any of the periods presented. The nonpension postretirement benefit plans provide a fixed monthly dollar credit for retiree health care expense. The related expenses for these plans are included in the consolidated financial statements, and were not material for any period presented.

Contributions to the nonpension postretirement benefit plans and the multi-employer plans and components of net periodic benefit cost related to these plans and were not material for any period presented. Additionally, the components resulting in a change in benefit obligation and the activity recognized in AOCI related to the nonpension postretirement benefit plans were not material for the periods presented. The nonpension postretirement benefit plans had a noncurrent liability recorded in the retirement and nonpension postretirement benefit obligation Consolidated Balance Sheet of $10 million, $17 million and $19 million at March 31, 2023, March 31, 2022 and December 31, 2021, respectively. The weighted-average discount rate used to measure the nonpension postretirement benefit plan obligation was 3.02%, 1.23%, 1.04% and 8.31% for the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. There were no plan assets in the nonpension postretirement benefit plans for any period presented. As a result, the noncurrent liability related to these plans represented the accumulated postretirement benefit obligation in excess of plan assets for each period presented. Future expected benefit payments to participants of the nonpension postretirement benefit plans are not expected to be material, and the Company expects contributions to the multi-employer and nonpension postretirement benefits plans to be not material in fiscal year 2024.

NOTE 17. TRANSACTIONS WITH FORMER PARENT

Change in Beneficial Ownership

IBM transferred all of its 19.9% retained interest in Kyndryl common stock to a third-party financial institution through exchange agreements in May and August 2022. IBM ceased to be a related party of Kyndryl in August 2022. Transactions related to former Parent after August 11, 2022 are no longer reported as related-party activities. As a result, there was no related-party revenue or cost of services recognized subsequent to August 11, 2022.

Revenue and Purchases Related to Former Parent

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Related-party revenue generated from these services was $287 million, $236 million, $704 million and $645 million for the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. No related-party revenue was recognized after August 2022.

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $1.4 billion, $924 million, $4.0 billion and $3.8 billion for the year ended March 31, 2023, the three months ended March 31, 2022, and the years ended December 31, 2021 and 2020, respectively. No related-party cost of services was recognized after August 2022.

Capital Expenditures with Former Parent

Related-party capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $89 million, $25 million, $299 million and $504 million for the year ended March 31, 2023, the three months ended March 31, 2022 and the years ended December 31, 2021 and 2020, respectively. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, up to approximately $265 million of upgraded hardware over an expected two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at March 31, 2023. For the year ended March 31, 2023, $84 million of the upgraded hardware committed by IBM was delivered to Kyndryl. Accordingly, such balance was transferred from other assets (noncurrent) to property and equipment on the Balance Sheet and recognized as non-cash investing activity. The Company intends to recognize depreciation expense related to such equipment over its useful life of five years, consistent with its depreciation policy.

Allocation of Corporate Expenses

Following the Separation, general corporate expenses from IBM are no longer allocated to Kyndryl; therefore, no related amounts were reflected on the Company’s financial statements for the year ended March 31, 2023 or the three months ended March 31, 2022.

Prior to the Separation, IBM allocated certain general corporate expenses that would have been incurred by Kyndryl had it been a separate, standalone company. These allocated general corporate expenses from IBM were recorded in the historical Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. Allocations for management costs and corporate support services provided to Kyndryl for the year ended December 31, 2021 were $989 million, which consisted of $10 million of allocated other expense, $46 million of allocated interest expense and $932 million of allocated selling, general and administrative expense. Allocations for management costs and corporate support services provided to Kyndryl for the year ended December 31, 2020 were $1.3 billion, which consisted of $4 million of allocated other expense, $63 million of allocated interest expense and $1.2 billion of allocated selling, general and administrative expense. Allocated selling, general and administrative expense primarily represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts have been deemed to have been incurred and settled by Kyndryl in the period in which the costs were recorded and are included in the net Parent investment. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

Net Parent Investment

As a result of the Separation, net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Equity was fully settled on November 3, 2021. As such, there was no balance in net Parent investment at December 31, 2021, March 31, 2022 and March 31, 2023, and there was no activity within the account during the three months ended March 31, 2022 and the year ended March 31, 2023.

Prior to the Separation, net Parent investment in the historical Balance Sheet and Statement of Equity represented IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings. During the years ended December 31, 2021 and 2020, there were non-cash transfers of $30 million to Parent and $377 million from Parent, respectively, which included income taxes, allocation of Parent’s stock-based compensation, depreciation and other non-cash items.

Assignment of Receivables

Prior to the Separation, a portion of Kyndryl’s receivables with extended payment terms were assigned to IBM’s Global Financing business. These receivables were not recognized on the Company’s Consolidated Balance

Sheet. The gross amounts of Kyndryl receivables assigned to IBM Global Financing was $1.9 billion for the year ended December 31, 2021. The fees and the net gains and losses associated with the assignment of receivables were not material for any of the periods presented. In October 2021, in preparation for the Separation, the Company entered into a Receivables Purchase Agreement with an unaffiliated bank with capacity similar to the amounts historically financed by IBM. As a result, there was no assignment of Kyndryl receivables for the year ended March 31, 2023 and the three months ended March 31, 2022.

Lease Guarantees

Kyndryl has lease agreements with third parties with an estimated aggregate lease liability of $79 million that are guaranteed by IBM as of March 31, 2023.

NOTE 18. TRANSITION PERIOD

We are presenting our consolidated financial statements for the three-month period ended March 31, 2022, as required. The following tables provide certain unaudited comparative financial information for the same period of the prior year.

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021 (unaudited)
Revenues *	$4,431	$4,771

Cost of services **	$3,824	$4,318
Selling, general and administrative expenses	690	714
Workforce rebalancing charges	—	52
Transaction-related costs	58	55
Interest expense	21	14
Other expenses	27	22
Total costs and expenses	$4,620	$5,175

Income (loss) before income taxes	$(189)	$(403)
Provision for income taxes	$40	$91
Net income (loss)	$(229)	$(494)

Basic earnings (loss) per share	$(1.02)	$(2.20)
Diluted earnings (loss) per share	$(1.02)	$(2.20)

Weighted-average basic shares outstanding	224.4	224.1
Weighted-average diluted shares outstanding	224.4	224.1

* Including related-party revenue of $236 million and $154 million for the three months ended March 31, 2022 and 2021, respectively

** Including related-party cost of services of $924 million and $1,006 million for the three months ended March 31, 2022 and 2021, respectively

	Three Months Ended March 31,
(Dollars in millions)	2022	2021 (unaudited)
Cash flows from operating activities:
Net income (loss)	$(229)	$(494)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property and equipment	246	339
Depreciation of right-of-use assets	103	99
Amortization of transition costs and prepaid software	319	323
Amortization of capitalized contract costs	136	160
Amortization of intangible assets	7	7
Stock-based compensation	31	16
Deferred taxes	(10)	17
Net (gain) loss on asset sales and other	12	(1)
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(672)	(548)
Right-of-use assets and liabilities (excluding depreciation)	(117)	(118)
Workforce rebalancing liabilities	(73)	(138)
Receivables	(31)	(138)
Accounts payable	384	(99)
Taxes (including items settled with former Parent in prior-year period)	(66)	74
Other assets and other liabilities	151	172
Net cash provided by (used in) operating activities	$189	$(328)

Cash flows from investing activities:
Payments for property and equipment	$(180)	$(180)
Proceeds from disposition of property and equipment	9	93
Other investing activities, net	(53)	(13)
Net cash used in investing activities	$(225)	$(100)

Cash flows from financing activities:
Debt repayments	$(28)	$(17)
Net transfers from Parent	—	460
Common stock repurchases for tax withholdings	(3)	—
Other financing activities, net	(12)	—
Net cash provided by (used in) financing activities	$(43)	$443

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(7)	$(3)
Net change in cash, cash equivalents and restricted cash	$(86)	$13

Cash, cash equivalents and restricted cash at January 1	$2,240	$38
Cash, cash equivalents and restricted cash at March 31	$2,154	$50

Supplemental data
Income taxes paid, net of refunds received	$47	$—
Interest paid on debt	$3	$—

NOTE 19. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the year ended March 31, 2023, management initiated actions to reduce our overall cost structure and increase our operating efficiency. These actions gave rise to workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges. We expect the total charges to be incurred for this program to be approximately $270 million, consisting of $150 million in workforce rebalancing charges and $120 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment. We will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods.

The following table presents the segment breakout of charges incurred during the year ended March 31, 2023.

Year Ended
(Dollars in millions)	March 31, 2023
United States	$14
Japan	2
Principal Markets	63
Strategic Markets	47
Total charges by segment	$125
Corporate charges not allocated to the segments	10
Total charges	$135

The following table presents the classification of workforce rebalancing and site-rationalization activity in the Consolidated Income Statement during the year ended March 31, 2023.

Year Ended
(Dollars in millions)	March 31, 2023
Cost of services	$71
Selling, general and administrative expenses	9
Workforce rebalancing charges (benefits)	55
Total charges	$135

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges accrual during the year ended March 31, 2023.

		Charges	Charges	Abandonment
	Workforce	Related to	Related to	of Certain
	Rebalancing	Ceasing to Use	Lease	Company-owned
(Dollars in millions)	Charges*	Leased Assets	Terminations	Fixed Assets	Total
Balance at March 31, 2022	$—	$—	$—	$—	$—
Charges	55	69	4	7	135
Cash payments	—	—	(1)	—	(1)
Non-cash adjustments	—	(69)	—	(7)	(76)
Balance at March 31, 2023	$55	$—	$3	$—	$58

* Excludes workforce rebalancing liabilities inherited from the former Parent of $57 million as of March 31, 2022, charges of $16 million related to one-off terminations, cash payments of $32 million, and ending balance of $42 million as of March 31, 2023. Workforce rebalancing liabilities are recorded within Other Liabilities; refer to Note 12 – Other Liabilities for further details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2023, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of March 31, 2023, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm” on page 52.

Item 9B. Other Information:

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers may be found under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated by reference in this Item 10.

Code of Ethics

The Kyndryl Code of Conduct (our Code of Ethics) is applicable to all of our directors, officers and employees, including our Chairman and Chief Executive Officer, Chief Financial Officer, Controller and other senior financial officers. The Kyndryl Code of Conduct sets forth our policies and expectations on a number of topics, including conflicts of interest, compliance with laws (including insider trading laws), use of our assets and business conduct and fair dealing. The Kyndryl Code of Conduct also satisfies the requirements for a code of ethics, as defined by Item 406 of Regulation S-K promulgated by the SEC. The Kyndryl Code of Conduct may be found on our investor relations website at investors.kyndryl.com under Corporate Responsibility: Governance: Governance Documents: The Kyndryl Code of Conduct.

To the extent applicable, we will disclose within four business days any substantive changes in, or waivers of, the Kyndryl Code of Conduct granted to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website as set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website within four business days of the date of such waiver.

Except as set forth above, the information called for by this Item 10 will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days after March 31, 2023, the last day of our fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item 11 will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days after March 31, 2023, the last day of our fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth, as of March 31, 2023, certain information regarding our equity compensation plans. The only plan pursuant to which we may currently make equity grants is the Amended and Restated Kyndryl 2021 Long-Term Performance Plan.

Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	21,232,907 (1)	$17.76 per share (2)	7,719,268 (3)
(1)

Total includes (i) 3,678,412 stock options, (ii) 8,153,059 performance share units (assuming maximum performance with respect to each of the performance measures) and (iii) 9,401,436 restricted stock units.

(2)

The weighted-average exercise price relates only to stock options. The calculation of the weighted-average exercise price does not include outstanding equity awards that are received or exercised for no consideration.

(3)

These shares are available for grant as of March 31, 2023, under the Amended and Restated Kyndryl 2021 Long-Term Performance Plan pursuant to which the Compensation and Human Capital Committee of the Board of Directors may make various stock-based awards, including stock options, stock appreciation rights, restricted stock, restricted stock units and other awards based, in whole or in part, on the value of our common stock.

Except as set forth above, the information called for by this Item 12 will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days after March 31, 2023, the last day of our fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days after March 31, 2023, the last day of our fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by this Item 14 will be included in our Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed within 120 days after March 31, 2023, the last day of our fiscal year covered by this Form 10-K. Such information is incorporated herein by reference.

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

3.2

The Amended and Restated Bylaws of the registrant, effective January 25, 2023, was filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2023 and is hereby incorporated by reference.

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

4.3

Guarantee Agreement, dated as of October 15, 2021, among International Business Machines Corporation, Kyndryl Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, in favor of the holders of the notes was filed as Exhibit 4.3 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.

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

10.4

The First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 26, 2022, among Kyndryl, Inc., Kyndryl Holdings, Inc. and Banco Santander S.A. was filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.

10.5

The Second Amendment to Amended and Restated Receivable Purchase Agreement, dated September 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 filed on February 9, 2023 and is hereby incorporated by reference.

10.6

The Third Amendment to Amended and Restated Receivable Purchase Agreement, dated as of December 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 filed on February 9, 2023 and is hereby incorporated by reference.

10.7

The Transition Services Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc., was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.8

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

10.11

The Real Estate Matters Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc. was filed as Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.12

The IBM International Client Relationship Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.13

The Master Subcontracting Framework Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.14

The Stockholder and Registration Rights Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl Holdings, Inc. was filed as Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.

10.15

The Amended and Restated Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 29, 2022 and is hereby incorporated by reference.†

10.16

The Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units and (ii) retention restricted stock unit awards was filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.17

The Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.18

The Form of Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.19	The Kyndryl Excess Plan was filed as Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†
10.20

The Offer Letter by and between International Business Machines Corporation and Martin Schroeter, dated January 2, 2021, the LTPP performance share unit award agreement, dated February 1, 2021, and the related terms and conditions document, effective December 15, 2020, and the noncompetition agreement, dated January 3, 2021, was filed as Exhibit 10.13 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.21

The Offer Letter by and between International Business Machines Corporation and David Wyshner, dated July 23, 2021, and the noncompetition agreement, dated July 25, 2021, was filed as Exhibit 10.14 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.22

The Offer Letter by and between International Business Machines Corporation and Elly Keinan, dated March 1, 2021, the LTPP performance share unit award agreement, dated April 1, 2021, and the related terms and conditions document, effective March 1, 2021, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated March 2, 2021, was filed as Exhibit 10.15 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.23

The Offer Letter by and between International Business Machines Corporation and Maryjo Charbonnier, dated May 28, 2021, the LTPP performance share unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective March 1, 2021, the LTPP retention restricted stock unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective June 1, 2020, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated June 1, 2021, was filed as Exhibit 10.16 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.24

The LTPP performance share unit award agreement for Edward Sebold, dated May 3, 2021, and the related terms and conditions document, effective May 1, 2021, and the noncompetition agreement, dated April 25, 2012, was filed as Exhibit 10.17 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.25

The Kyndryl Holdings, Inc. Executive Severance and Retirement Plan was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†

10.26

The Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 1, 2022 and is hereby incorporated by reference. †

10.27	The Kyndryl Annual Incentive Plan for Executives was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference. †
10.28

The Form of LTPP equity award agreement for directors was filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.29

The Form of Terms and Conditions for LTPP equity award agreement for directors was filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.30

The Form of LTPP equity award agreement for performance share units (Fiscal 2023) was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022 and is hereby incorporated by reference. †

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	May 26, 2023
		By:	/s/ Martin J. Schroeter

Martin J. Schroeter
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Martin J. Schroeter	Director, Chairman and Chief Executive Officer	May 26, 2023
	Martin J. Schroeter	(Principal Executive Officer)
By	/s/ David B. Wyshner	Chief Financial Officer	May 26, 2023
	David B. Wyshner	(Principal Financial Officer)
By	/s/ Vineet Khurana	Vice President and Controller	May 26, 2023
	Vineet Khurana	(Principal Accounting Officer)
By	*	Director	May 26, 2023
Dominic J. Caruso
By	*	Director	May 26, 2023
John D. Harris II
By	*	Director	May 26, 2023
Stephen A.M. Hester
By	*	Director	May 26, 2023
Shirley Ann Jackson
By	*	Director	May 26, 2023
Janina Kugel
By	*	Director	May 26, 2023
Denis Machuel
By	*	Director	May 26, 2023
Rahul N. Merchant
By	*	Director	May 26, 2023
Jana Schreuder
By	*	Director	May 26, 2023
Howard I. Ungerleider
*By	/s/ Evan Barth
Evan Barth, Attorney-in-fact