Form 10-Q
period 2023-06-30
Kyndryl Holdings, Inc.
filed 2023-08-08
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at August 1, 2023 was 228,892,066.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2023	2022
Revenues *	$4,193	$4,288

Cost of services **	$3,449	$3,677
Selling, general and administrative expenses	720	694
Workforce rebalancing charges	58	4
Transaction-related costs	42	103
Interest expense	29	20
Other expense (income)	5	(3)
Total costs and expenses	$4,302	$4,493

Income (loss) before income taxes	$(109)	$(205)
Provision for income taxes	$32	$45
Net income (loss)	$(141)	$(250)

Basic earnings (loss) per share	$(0.62)	$(1.11)
Diluted earnings (loss) per share	$(0.62)	$(1.11)

Weighted-average basic shares outstanding	227.9	225.3
Weighted-average diluted shares outstanding	227.9	225.3

* Including related-party revenue of $205 for the three months ended June 30, 2022

** Including related-party cost of services of $961 for the three months ended June 30, 2022

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Net income (loss)	$(141)	$(250)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(15)	(267)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	15	(5)
Reclassification of (gains) losses to net income	(1)	(1)
Total unrealized gains (losses) on cash flow hedges	14	(6)
Retirement-related benefit plans – amortization of net (gains) losses	2	10
Other comprehensive income (loss), before tax	1	(263)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	(1)
Other comprehensive income (loss), net of tax	—	(264)
Total comprehensive income (loss)	$(141)	$(514)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	June 30,	March 31,
	2023	2023
Assets:
Current assets:
Cash and cash equivalents	$1,507	$1,847
Restricted cash	14	12
Accounts receivable (net of allowances for expected credit losses of $29 at June 30, 2023 and $32 at March 31, 2023)	1,490	1,523
Deferred costs (current portion)	1,075	1,070
Prepaid expenses and other current assets	567	510
Total current assets	$4,653	$4,963

Property and equipment, net	$2,750	$2,779
Operating right-of-use assets, net	932	964
Deferred costs (noncurrent portion)	1,122	1,166
Deferred taxes	190	248
Goodwill	807	812
Intangible assets, net	187	171
Pension assets	100	94
Other noncurrent assets	245	267
Total assets	$10,986	$11,464

Liabilities:
Current liabilities:
Accounts payable	$1,626	$1,774
Value-added tax and income tax liabilities	359	347
Current portion of long-term debt	134	110
Accrued compensation and benefits	473	533
Deferred income (current portion)	785	820
Operating lease liabilities (current portion)	307	316
Accrued contract costs	351	346
Other accrued expenses and liabilities	556	624
Total current liabilities	$4,591	$4,868

Long-term debt	$3,149	$3,111
Retirement and nonpension postretirement benefit obligations	501	504
Deferred income (noncurrent portion)	334	362
Operating lease liabilities (noncurrent portion)	672	707
Other noncurrent liabilities	401	450
Total liabilities	$9,648	$10,002
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: June 30, 2023 – 231.0, March 31, 2023 – 229.6)	$4,451	$4,428
Accumulated deficit	(2,120)	(1,978)
Treasury stock, at cost (shares: June 30, 2023 – 2.4, March 31, 2023 – 1.9)	(30)	(23)
Accumulated other comprehensive income (loss)	(1,062)	(1,062)
Total stockholders’ equity before non-controlling interests	$1,240	$1,365
Non-controlling interests	99	97
Total equity	$1,338	$1,462
Total liabilities and equity	$10,986	$11,464

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(141)	$(250)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property, equipment and capitalized software	210	228
Depreciation of right-of-use assets	91	85
Amortization of transition costs and prepaid software	325	293
Amortization of capitalized contract costs	138	111
Amortization of acquisition-related intangible assets	8	14
Stock-based compensation	22	26
Deferred taxes	26	46
Net (gain) loss on asset sales and other	29	2
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(418)	(369)
Right-of-use assets and liabilities (excluding depreciation)	(103)	(84)
Workforce rebalancing liabilities	(23)	6
Receivables	53	222
Accounts payable	(143)	(14)
Taxes	(25)	12
Other assets and other liabilities	(222)	(224)
Net cash provided by (used in) operating activities	$(173)	$104

Cash flows from investing activities:
Capital expenditures	$(100)	$(213)
Proceeds from disposition of property and equipment	6	7
Other investing activities, net	(19)	(13)
Net cash used in investing activities	$(113)	$(218)

Cash flows from financing activities:
Debt repayments	$(30)	$(28)
Common stock repurchases for tax withholdings	(7)	(13)
Other financing activities, net	(1)	—
Net cash provided by (used in) financing activities	$(38)	$(41)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(15)	$(111)
Net change in cash, cash equivalents and restricted cash	$(339)	$(266)

Cash, cash equivalents and restricted cash at beginning of period	$1,860	$2,154
Cash, cash equivalents and restricted cash at end of period	$1,521	$1,888

Supplemental data
Income taxes paid, net of refunds received	$65	$8
Interest paid on debt	$46	$38

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(141)		(141)
Other comprehensive income (loss), net of tax			—				—
Common stock issued under employee plans	1.4	22					22
Purchases of treasury stock	(0.5)			(7)			(7)
Changes in non-controlling interests						2	2
Equity – June 30, 2023	228.6	$4,451	$(1,062)	$(30)	$(2,119)	$99	$1,338

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - April 1, 2022	224.5	$4,315	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)					(250)		(250)
Other comprehensive income (loss), net of tax			(264)				(264)
Common stock issued under employee plans	3.3	26					26
Purchases of treasury stock	(1.1)			(13)			(13)
Changes in non-controlling interests						1	1
Equity - June 30, 2022	226.7	$4,341	$(1,353)	$(17)	$(855)	$95	$2,211

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading technology services company and the largest IT infrastructure services provider in the world, serving as a partner to thousands of enterprise customers whose operations span over 100 countries. Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM” or “former Parent”).

In November 2021, our former Parent effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. In connection with the Separation, the Company entered into several agreements with IBM that govern the relationship of the parties following the Separation. Kyndryl’s stock began trading as an independent company on November 4, 2021.

Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the accompanying financial statements include all adjustments necessary to present fairly the Company’s financial position and its results of operations for all the periods presented. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report for the fiscal year ended March 31, 2023.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Principles of Consolidation

The accompanying financial statements are presented on a consolidated basis. All significant transactions and intercompany accounts between Kyndryl entities were eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses and deferred transition costs.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision in accordance with U.S. GAAP. The estimated annual effective tax rate is applied to the year-to-date ordinary income, exclusive of discrete items, to arrive at the reported interim tax provision.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

New Standards to be Implemented

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for

Notes to Consolidated Financial Statements (continued)

fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The roll-forward information is effective for fiscal years beginning after December 15, 2023. The Company has evaluated the impact of the amended guidance and concluded that the guidance has no impact on the Company’s consolidated financial statements.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common-Control Arrangements. This guidance amends the accounting for leasehold improvements in common-control arrangements by requiring a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. The Company has evaluated the impact of the amended guidance and concluded that the guidance does not have a material impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. The FASB issued temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of markets transitioning from the use of LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferring the sunset date of Topic 848 to December 31, 2024. In June 2023, the Company modified its contracts that use LIBOR, transitioning from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The use of SOFR became effective in modified contracts beginning on July 1, 2023.

NOTE 3. REVENUE RECOGNITION

Disaggregation of Revenue

The Company views its segment results to be the best view of disaggregated revenue. Refer to Note 4 – Segments.

Remaining Performance Obligations

The remaining performance obligation (“RPO”) represents the aggregate amount of contractual deliverables yet to be recognized as revenue at the end of the reporting period. It is intended to be a statement of overall work under contract that has not yet been performed and does not include contracts for which the customer is not committed. The customer is not considered committed when it is able to terminate for convenience without payment of a substantive penalty. The RPO also includes estimates of variable consideration. RPO estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency.

At June 30, 2023, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $36.7 billion. Approximately 60 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 34 percent in the subsequent three through five years, and the balance thereafter.

During the three months ended June 30, 2023 and June 30, 2022, revenue was increased by $11 million and $1 million, respectively for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	June 30,	March 31,
(Dollars in millions)	2023	2023
Accounts receivable (net of allowances for expected credit losses of $29 at June 30, 2023 and $32 at March 31, 2023) *	$1,490	$1,523
Contract assets **	31	30
Deferred income (current)	785	820
Deferred income (noncurrent)	334	362
*	Included unbilled receivable balances of $410 million at June 30, 2023 and $384 million at March 31, 2023.
**

Contract assets represent goods or services delivered by the Company which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three months ended June 30, 2023 and June 30, 2022 that was included within the deferred income balance at March 31, 2023 and March 31, 2022 was $188 million and $246 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Beginning balance	$32	$44
Additions (releases)	(1)	(2)
Write-offs	(3)	(1)
Other *	1	(7)
Ending balance	$29	$34
*	Primarily represents currency translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three months ended June 30, 2023 and 2022. Other than receivables due from our former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of June 30, 2023 and March 31, 2023, respectively.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at June 30, 2023 and March 31, 2023:

	June 30,	March 31,
(Dollars in millions)	2023	2023
Deferred transition costs	$828	$856
Prepaid software costs	828	782
Capitalized costs to fulfill contracts	240	285
Capitalized costs to obtain contracts	301	313
Total deferred costs *	$2,196	$2,236
*	Of the total deferred costs, $1,075 million was current and $1,122 million was noncurrent at June 30, 2023, and $1,070 million was current and $1,166 million was noncurrent at March 31, 2023.

The amount of total deferred costs amortized for the three months ended June 30, 2023, was $463 million, composed of $241 million of amortization of prepaid software, $85 million of amortization of deferred transition costs and $138 million of amortization of capitalized contract costs.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, income taxes, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs, and foreign currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

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

Notes to Consolidated Financial Statements (continued)

The following table reflects the results of the Company’s segments:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Revenue
United States	$1,164	$1,168
Japan	610	634
Principal Markets	1,484	1,516
Strategic Markets	935	970
Total revenue	$4,193	$4,288
Segment adjusted EBITDA
United States	$236	$200
Japan	100	115
Principal Markets	167	100
Strategic Markets	133	96
Total segment adjusted EBITDA	$636	$511

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Segment adjusted EBITDA	$636	$511
Workforce rebalancing charges	(58)	(4)
Charges related to ceasing to use leased/fixed assets and lease terminations	(10)	—
Transaction-related costs	(42)	(103)
Stock-based compensation expense	(22)	(26)
Interest expense	(29)	(20)
Depreciation of property, equipment and capitalized software	(210)	(228)
Amortization expense	(333)	(308)
Corporate expense not allocated to the segments	(24)	(20)
Other adjustments*	(16)	(9)
Pretax income (loss)	$(109)	$(205)

* Other adjustments represent pension costs other than pension servicing costs and multi-employer plan costs, significant litigation costs, and foreign currency impacts of highly inflationary countries.

NOTE 5. TAXES

For the three months ended June 30, 2023, the Company’s effective tax rate was (29.6%), compared to (22.1%) for the three months ended June 30, 2022. The Company’s negative effective tax rates in 2023 and 2022 reflect a tax expense on a pretax book loss in both periods.

The Company’s effective tax rate for the three months ended June 30, 2023 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The Company’s effective tax rate for the three months ended June 30, 2022 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and the increase in valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. For the period ended June 30, 2022, the addition to valuation allowances primarily relates to a partial valuation allowance established against certain deferred tax assets in the United States.

Notes to Consolidated Financial Statements (continued)

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(In millions, except per share amounts)	2023	2022
Net income (loss) on which basic and diluted earnings per share is calculated	$(141)	$(250)
Number of shares on which basic and diluted earnings per share is calculated	227.9	225.3

Basic earnings (loss) per share	$(0.62)	$(1.11)
Diluted earnings (loss) per share	(0.62)	(1.11)

For the three months ended June 30, 2023 and 2022, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

	Three Months Ended June 30,
(In millions)	2023	2022
Nonvested restricted stock units	8.9	7.1
Nonvested performance-conditioned stock units	1.5	—
Nonvested market-conditioned stock units	2.3	1.8
Stock options issued and outstanding	3.7	3.8
Total	16.4	12.6

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

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are recorded at fair value or at cost, as appropriate, in the period they are initially recognized, and such balances may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The impairment models used for non-financial assets depend on the type of asset. The fair value measurements, in such instances, would be classified in Level 3 of the fair value hierarchy. We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three months ended June 30, 2023 and 2022.

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2023 and March 31, 2023.

	Fair Value
	Hierarchy	At June 30, 2023			At March 31, 2023
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$19	$6	$13	$4	$3	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	17	11	6	11	5	6
Total		$36	$17	$19	$15	$9	$6

The gross balances of derivative assets are contained within prepaid expenses and other current assets, and the gross balances of derivative liabilities are contained within other accrued expenses and liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at June 30, 2023 and March 31, 2023. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

Financial Assets and Liabilities Not Measured at Fair Value

Accounts receivable are financial assets with carrying values that approximate fair value. Accounts payable, other accrued expenses and short-term debt are financial liabilities with carrying values that approximate fair value. If measured at fair value in the consolidated financial statements, these financial assets and liabilities would be classified as Level 3 in the fair value hierarchy, except for short-term debt, which would be classified as Level 2.

Notes to Consolidated Financial Statements (continued)

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at June 30, 2023 and March 31, 2023 were $690 million and $814 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of June 30, 2023 and March 31, 2023, with an estimated fair value of $2.5 billion as of June 30, 2023 and March 31, 2023, which consisted of quoted prices for identical debt instruments (Level 1) and expected present value calculated using observable inputs (Level 2).

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $1.2 billion for the three months ended June 30, 2023 and $613 million for the three months ended June 30, 2022. The fees associated with the transfers of receivables were $16 million for the three months ended June 30, 2023 and $8 million for the three months ended June 30, 2022.

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

At June 30, 2023 and March 31, 2023, the total gross notional amount of forward contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $919 million and $283 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At June 30, 2023 and March 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.4 years and 0.5 years, respectively.

At June 30, 2023 and March 31, 2023, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred gains of $15 million and $1 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $15 million (before taxes) of deferred net gains on derivatives in AOCI at June 30, 2023 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements (continued)

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets, liabilities and earnings across its subsidiaries. These contracts are not designated as hedging instruments, and therefore changes in fair value of these contracts are reported in earnings in other expense (income) in the Consolidated Income Statement. The gains and losses on these contracts generally offset the gains and losses in the underlying hedged exposures, which are also reported in other expense (income) in the Consolidated Income Statement. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. At June 30, 2023 and March 31, 2023, the total gross notional amount of derivative instruments in economic hedges of foreign currency exposure was $2.0 billion and $1.5 billion, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income
Three months ended June 30:	2023	2022	Line Item	2023	2022
Foreign exchange contracts	$15	$(5)	Cost of services	$1	$1
Total	$15	$(5)		$1	$1

For the three months ended June 30, 2023 and 2022, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended June 30:	Line Item	2023	2022
Foreign exchange contracts	Other expense (income)	$(17)	$(2)
Total		$(17)	$(2)

Notes to Consolidated Financial Statements (continued)

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class.

	At June 30, 2023			At March 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$117	$(19)	$98	$83	$(15)	$68
Customer relationships*	224	(146)	78	232	(141)	91
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks*	18	(6)	11	18	(6)	13
Total	$379	$(191)	$187	$353	$(182)	$171
*	Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $16 million during the three months ended June 30, 2023, primarily due to additions in capitalized software, partially offset by amortization and foreign currency translation. The aggregate intangible asset amortization expense was $11 million and $14 million for the three months ended June 30, 2023 and 2022, respectively. This included amortization of capitalized software of $4 million for the three months ended June 30, 2023, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2023:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2024 (remaining nine months)	$21	$20	$2	$44
2025	29	22	3	55
2026	27	18	3	48
2027	21	15	3	39
2028	—	1	—	1
Thereafter	—	1	—	1

Goodwill

The changes in the goodwill balances by segment for the three months ended June 30, 2023 were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	March 31, 2023	Adjustments*	June 30, 2023
United States	$—	$—	$—
Japan	495	(4)	490
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$812	$(4)	807
*	Primarily driven by foreign currency translation.

Notes to Consolidated Financial Statements (continued)

There were no goodwill impairment losses recorded for the three months ended June 30, 2023 and 2022. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			June 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2023	2023
Unsecured floating-rate term loan	6.27%*	November 2024	$500	$500
Commercial loan agreement	3.00%	July 2026	89	96
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations **	4.14%	2023-2028	311	242
			$3,299	$3,238
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			13	13
Less: Current maturities of long-term debt			134	110
Total long-term debt			$3,149	$3,111

* Floating rate calculated as of June 30, 2023, using a rate equal to one-month U.S. dollar LIBOR plus 1.125%. Refer to Note 2 – Accounting Pronouncements for additional information.

** Finance lease obligations presented using the weighted-average interest rate.

Contractual obligations of long-term debt outstanding at June 30, 2023, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2024 (remaining nine months)	$21
2025	529
2026	29
2027	710
2028	—
Thereafter	1,700
Total	$2,989

*    Contractual obligations approximate scheduled repayments.

As of June 30, 2023, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

During the three months ended June 30, 2023, the right-of-use assets obtained in exchange for new finance lease liabilities were $97 million. During the three months ended June 30, 2022, the right-of-use assets obtained in exchange for new finance lease liabilities were immaterial.

Notes to Consolidated Financial Statements (continued)

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2023 and March 31, 2023 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the three months ended June 30, 2023, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

As a company with approximately 90,000 employees and with clients around the world, Kyndryl is subject to, or could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. Given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients could become subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of Kyndryl’s scope and scale, the Company is subject to, or could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to contracts, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, a party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, or may be, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.

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

Notes to Consolidated Financial Statements (continued)

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

NOTE 11. EQUITY

The following table presents reclassifications and taxes related to items of other comprehensive income (loss) for the three months ended June 30, 2023 and 2022:

	Pretax	Tax (Expense)	Net of Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended June 30, 2023:
Foreign currency translation adjustments	$(15)	$—	$(15)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$15	$(1)	$13
Reclassification of (gains) losses to net income	(1)	—	—
Total unrealized gains (losses) on cash flow hedges	$14	$(1)	$13
Retirement-related benefit plans – amortization of net (gains) losses*	2	—	2
Other comprehensive income (loss)	$1	$(1)	$—

For the three months ended June 30, 2022:
Foreign currency translation adjustments	$(267)	$—	$(267)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(5)	2	(3)
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$(6)	$2	$(4)
Retirement-related benefit plans – amortization of net (gains) losses*	$10	$(3)	$7
Other comprehensive income (loss)	$(263)	$(1)	$(264)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	13	(15)	2	—
June 30, 2023	$13	$(936)	$(140)	$(1,062)

April 1, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(4)	(267)	7	(264)
June 30, 2022	$(1)	$(1,002)	$(350)	$(1,353)
*	Foreign currency translation adjustments are presented gross.

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three months ended June 30, 2023 and 2022.

	For the three months ended June 30:
(Dollars in millions)	2023	2022
Service cost	$10	$12
Interest cost(1)	14	9
Expected return on plan assets(1)	(15)	(11)
Recognized actuarial losses (gains)(1)	1	10
Net periodic pension cost	$10	$22
(1)	These components of net periodic pension cost are included in other expense (income) in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

NOTE 13. TRANSACTIONS WITH FORMER PARENT

Change in Beneficial Ownership

IBM ceased to be a related party of Kyndryl in August 2022 after IBM transferred all of its 19.9% retained interest in Kyndryl common stock to a third-party financial institution through exchange agreements in May and August 2022. Transactions related to former Parent after August 11, 2022 are no longer reported as related-party activities. As a result, there was no related party revenue or cost of services recognized for the three months ended June 30, 2023.

Revenue and Purchases Related to Former Parent

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $205 million for the three months ended June 30, 2022.

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $961 million for the three months ended June 30, 2022. The related-party cost of $961 million for

Notes to Consolidated Financial Statements (continued)

the prior-year quarter includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation.

Capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $61 million for the three months ended June 30, 2022. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, approximately $265 million of upgraded hardware over a two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at June 30, 2023. For the three months ended June 30, 2023, $26 million of the upgraded hardware committed by IBM was consumed by Kyndryl. From the inception of the program to date, $110 million of the upgraded hardware committed by IBM has been delivered to Kyndryl. The expected average useful life of the upgraded hardware is approximately five years, and the Company intends to recognize total depreciation approximating $265 million over the useful life, consistent with our depreciation policy.

Lease Guarantees

Kyndryl has lease agreements with third parties with an estimated aggregate lease liability of $64 million that are guaranteed by IBM as of June 30, 2023.

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the fiscal year ended March 31, 2023, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency. These actions are anticipated to occur over several quarters and result in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges (collectively, the “charges”). We expect the total charges to be incurred for this program to be approximately $270 million, consisting of $150 million in workforce rebalancing charges and $120 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment. We will continue to seek opportunities to increase our operational efficiency and reduce costs, which may result in additional charges in future periods.

The following table presents the segment breakout of charges incurred during the three months ended June 30, 2023.

	Three Months Ended	Costs Incurred
(Dollars in millions)	June 30, 2023	to Date
United States	$12	$25
Japan	1	4
Principal Markets	24	86
Strategic Markets	28	75
Corporate charges not allocated to the segments	3	13
Total charges	$68	$203

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three months ended June 30, 2023. Charges in the three months ended June 30, 2022 were immaterial.

Three Months Ended
(Dollars in millions)	June 30, 2023
Cost of services	$1
Selling, general and administrative expenses	10
Workforce rebalancing charges	58
Total charges	$68

Notes to Consolidated Financial Statements (continued)

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the three months ended June 30, 2023.

		Liabilities	Liabilities
	Workforce	Related to	Related to	Liabilities Related
	Rebalancing	Ceasing to Use	Lease	to Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Terminations	Fixed Assets	Total
Balance at March 31, 2023	$55	$—	$3	$—	$58
Charges	58	2	1	8	68
Cash payments	(73)	—	(4)	(4)	(80)
Non-cash adjustments	(1)	(2)	—	(4)	(7)
Balance at June 30, 2023	$39	$—	$—	$—	$39
*	Excludes historical workforce rebalancing liabilities of $42 million as of March 31, 2023 and $35 million as of June 30, 2023 as well as $6 million cash paid for workforce rebalancing liabilities that were inherited from the former Parent. Workforce rebalancing liabilities are recorded within Other Liabilities on the Consolidated Balance Sheet.

NOTE 15. SUBSEQUENT EVENTS

In July 2023, the Company extinguished $70 million of finance lease obligations through the sale and assignment of certain IT infrastructure services equipment that the Company previously classified as finance leases, resulting in an immaterial gain in the Consolidated Income Statement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2023

Overview

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Revenue	$4,193	$4,288
Revenue growth (GAAP)	(2)%	(10)%
Revenue growth in constant currency(1)	(1)%	(3)%
Net income (loss)	$(141)	$(250)
Adjusted EBITDA(1)	$612	$491

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	June 30,	March 31,
(Dollars in millions)	2023	2023
Assets	$10,986	$11,464
Liabilities	9,648	10,002
Equity	1,338	1,462

Organization of Information

Kyndryl Holdings, Inc. was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the managed infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, Kyndryl separated from IBM through a spin-off that was tax-free for U.S. federal tax purposes. Following the Separation, Kyndryl became an independent, publicly-traded company and the world’s leading managed infrastructure services provider.

Financial Performance Summary

Macro Dynamics

In fiscal year 2023, we saw continuing demand for information technology services, despite declining economic growth, increased geopolitical tensions, inflationary pressures and government efforts to stem inflation. Although the risk of economic slowdowns in certain geographies has increased due to higher interest rates and other factors, most economists, including the International Monetary Fund, expect positive global macroeconomic growth in calendar years 2023 and 2024.

Quarterly Financial Performance

For the three months ended June 30, 2023, we reported $4.2 billion in revenue, a decline of 2 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as currency effects. United States revenue was unchanged, Japan revenue declined 4 percent (but increased in constant currency), Principal Markets revenue declined 2 percent and Strategic Markets revenue decreased 4 percent, in each case compared to the three months ended June 30, 2022. Net loss of $141 million improved by $109 million versus the prior-year period driven by lower transaction-related costs and progress on our key initiatives to drive operating efficiencies and increased margins, partially offset by a $54 million increase in workforce rebalancing charges in the current quarter.

Management Discussion (continued)

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three months ended June 30, 2023 and 2022. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended June 30,		Year-over-Year Change
(Dollars in millions)	2023	2022	2023 vs. 2022
Revenue
United States	$1,164	$1,168	0%
Japan	610	634	(4)%
Principal Markets	1,484	1,516	(2)%
Strategic Markets	935	970	(4)%
Total revenue	$4,193	$4,288	(2)%
Revenue growth in constant currency(1)	(1)%	(3)%
Adjusted EBITDA(1)
United States	$236	$200	18%
Japan	100	115	(13)%
Principal Markets	167	100	67%
Strategic Markets	133	96	39%
Corporate and other(2)	(24)	(20)	NM
Total adjusted EBITDA(1)	$612	$491	25%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

We report our financial results in accordance with U.S. GAAP. We also present certain non-GAAP financial measures to provide useful supplemental information to investors. We provide these non-GAAP financial measures as we believe it enhances visibility to underlying results and the impact of management decisions on operational performance and enables better comparison to peer companies.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding net interest expense, income taxes, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs, pension costs other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs and foreign currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business. We provide this non-GAAP financial measure as we believe it enhances visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business.

Management Discussion (continued)

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Net income (loss)	$(141)	$(250)
Provision for income taxes	32	45
Workforce rebalancing charges	58	4
Charges related to ceasing to use leased/fixed assets and lease terminations	10	—
Transaction-related costs	42	103
Stock-based compensation expense	22	26
Interest expense	29	20
Depreciation of property, equipment and capitalized software	210	228
Amortization expense	333	308
Other adjustments*	16	9
Adjusted EBITDA (non-GAAP)	$612	$491
*	Other adjustments represent pension expense other than pension servicing costs and multi-employer plan costs, significant litigation costs and currency impacts of highly inflationary countries.

United States

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Revenue	$1,164	$1,168
Revenue year-over-year change	0%	(3)%
Adjusted EBITDA	$236	$200
Adjusted EBITDA year-over-year change	18%

For the three months ended June 30, 2023, United States revenue of $1.2 billion was unchanged compared to the prior-year quarter. Adjusted EBITDA increased $36 million from the prior-year quarter, primarily driven by increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $16 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Japan

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Revenue	$610	$634
Revenue year-over-year change	(4)%	(15)%
Revenue growth in constant currency	2%	1%
Adjusted EBITDA	$100	$115
Adjusted EBITDA year-over-year change	(13)%

For the three months ended June 30, 2023, Japan revenue of $610 million decreased 4 percent compared to the prior-year quarter, driven by an unfavorable currency exchange rate impact of six points. Adjusted EBITDA decreased

Management Discussion (continued)

$15 million from the prior-year quarter, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

Principal Markets

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Revenue	$1,484	$1,516
Revenue year-over-year change	(2)%	(18)%
Revenue growth in constant currency	(2)%	(9)%
Adjusted EBITDA	$167	$100
Adjusted EBITDA year-over-year change	67%

For the three months ended June 30, 2023, Principal Markets revenue of $1.5 billion decreased 2 percent compared to the prior-year quarter. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $67 million from the prior-year quarter, primarily due to a decrease in software costs of $21 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments, increased operating efficiencies and higher margins on recent signings.

Strategic Markets

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Revenue	$935	$970
Revenue year-over-year change	(4)%	2%
Revenue growth in constant currency	(4)%	8%
Adjusted EBITDA	$133	$96
Adjusted EBITDA year-over-year change	39%

For the three months ended June 30, 2023, Strategic Markets revenue of $935 million decreased 4 percent compared to the prior-year quarter. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $37 million from the prior-year quarter, primarily due to increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $9 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $24 million in the three months ended June 30, 2023, compared to a loss of $20 million in the three months ended June 30, 2022.

Management Discussion (continued)

Costs and Expenses

	Three Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$4,193	$4,288	100.0%	100.0%	(2)%
Cost of services	3,449	3,677	82.3%	85.8%	(6)%
Selling, general and administrative expenses	720	694	17.2%	16.2%	4%
Workforce rebalancing charges	58	4	1.4%	0.1%	NM
Transaction-related costs	42	103	1.0%	2.4%	(60)%
Interest expense	29	20	0.7%	0.5%	47%
Other expense (income)	5	(3)	0.1%	(0.1)%	NM
Income (loss) before income taxes	$(109)	$(205)

NM – not meaningful

Cost of services was 82.3% of revenue in the three months ended June 30, 2023, compared to 85.8% in the three months ended June 30, 2022, driven by increased operating efficiencies and higher margins on recent signings. Selling, general and administrative expenses were 17.2% of revenue in the three months ended June 30, 2023 compared to 16.2% in the prior-year quarter, driven by the impact of currency on revenue compared to our U.S. dollar-denominated expenses. Workforce rebalancing charges were 1.4% of revenue in the three months ended June 30, 2023 versus 0.1% of revenue in the prior-year quarter, due to workforce rebalancing actions in the first quarter of fiscal 2024. Transaction-related costs were 1.0% of revenue in the three months ended June 30, 2023 compared to 2.4% in the prior-year quarter driven by reduced rebranding and employee retention costs. Interest expense was 0.7% of revenue in the three months ended June 30, 2023 compared to 0.5% in the prior-year quarter.

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

Workforce Rebalancing and Site-Rationalization Charges

During the fiscal year ending March 31, 2023, management initiated certain actions to reduce our overall cost structure and increase our operating efficiency. These actions include workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. As a result, we disposed of these assets through abandonment or early termination. During the three months ended June 30, 2023, the Company recognized $58 million in workforce rebalancing charges and $10 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Management expects total future charges for this program to be approximately $70 million, consisting of $50 million in workforce rebalancing charges and $20 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company estimates that the program in aggregate will require a cash outlay of approximately $260 million, of which approximately $92 million has been paid through June 30, 2023 (including $11 million of contractual payments toward leased assets we have ceased to use) and approximately $100 million is expected to be paid within fiscal year 2024, and the remainder thereafter. Management expects that these workforce rebalancing

Management Discussion (continued)

and site-rationalization activities will reduce future payroll costs, rent expenses and depreciation of property and equipment by approximately $200 million in fiscal year 2024. There can be no guarantee that we will achieve our expected cost savings. The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 14 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Income Taxes

The provision for income taxes for the three months ended June 30, 2023 was $32 million of expense, compared to $45 million of expense for the three months ended June 30, 2022. Our income tax expense for each of the three months ended June 30, 2023 and 2022 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Financial Position

Dynamics

Total assets of $11.0 billion decreased by $477 million (and decreased by $450 million adjusted for currency) from March 31, 2023, primarily driven by: a decrease in cash and cash equivalents of $341 million mainly due to the net loss in the period as well as payments for license agreements, annual incentives and workforce rebalancing liabilities; and a decrease of $33 million in accounts receivable due to lower revenue.

Total liabilities of $9.6 billion decreased by $354 million (and decreased by $379 million adjusted for currency) from March 31, 2023, primarily as a result of: a decrease in accounts payable of $148 million; a decrease in deferred income of $63 million mainly due to lower advanced billings; and a decrease in accrued compensation and benefits of $60 million due to payments of annual incentives; partially offset by an increase in debt of $63 million due to new finance leases. Total equity of $1.3 billion decreased $124 million from March 31, 2023, principally due to our comprehensive loss in the period.

Working Capital

	June 30,	March 31,
(Dollars in millions)	2023	2023
Current assets	$4,653	$4,963
Current liabilities	4,591	4,868
Working capital	$62	$95

Working capital decreased $33 million from March 31, 2023. Current assets decreased $310 million (and decreased $300 million adjusted for currency) primarily driven by: a decrease of $341 million in cash and cash equivalents and a decrease of $33 million in accounts receivable. Current liabilities decreased $277 million (and decreased $298 million adjusted for currency) as a result of a decrease in accounts payable of $148 million and a decrease in accrued compensation and benefits of $60 million.

Management Discussion (continued)

Noncurrent Assets and Liabilities

Noncurrent assets of $6.3 billion at June 30, 2023 decreased by $167 million (and decreased by $150 million adjusted for currency) compared to March 31, 2023, driven by a decrease in deferred taxes of $58 million; and a decrease in deferred costs (noncurrent) of $44 million.

Noncurrent liabilities of $5.1 billion at June 30, 2023 decreased $77 million (and decreased by $82 million adjusted for currency) compared to March 31, 2023, mainly driven by a decrease in deferred tax liability of $30 million; and a decrease in deferred income (noncurrent) of $28 million; partially offset by an increase in long-term debt of $38 million.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Three Months Ended June 30,
(Dollars in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(173)	$104
Investing activities	(113)	(218)
Financing activities	(38)	(41)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15)	(111)
Net change in cash, cash equivalents and restricted cash	$(339)	$(266)

Net cash used in operating activities was $173 million in the three months ended June 30, 2023, compared to net cash provided of $104 million in the prior-year period. This change was primarily driven by payments toward license agreements, annual incentives and workforce rebalancing liabilities in the current quarter and higher cash flows from receivables in the prior-year quarter.

Net cash used by investing activities was $113 million in the three months ended June 30, 2023, compared to a net cash use of $218 million in the prior-year period due to lower capital expenditures.

Net cash used by financing activities totaled $38 million in the three months ended June 30, 2023, compared to net cash used by financing activities of $41 million in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
(Dollars in billions)	2023	2022
Total signings	$2.8	$2.9

Signings decreased by $145 million in the three months ended June 30, 2023, or 5%, compared to the prior-year quarter due to the Company’s efforts to reduce certain low-margin revenues. We believe that the estimated values of signings provide insight into the Company’s potential future revenue and are a tool to monitor trends in the business, including the business’ ability to attract new customers and sell additional scope into our existing customer base, and we believe signings are helpful information for investors. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including

Management Discussion (continued)

the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and the Revolving Credit Agreement entered into in October 2021, will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

In June 2023, we amended the Credit Agreements by replacing the London Interbank Offered Rate (“LIBOR”) as the interest rate benchmark for U.S. Dollar borrowings with the Secured Overnight Financing Rate (“SOFR”). The first repricing date using SOFR will be in July 2023.

The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements are based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements. As of June 30, 2023, there were no borrowings under the Revolving Credit Agreement.

We may voluntarily prepay our debt without premium or penalty, subject to customary “breakage” costs. The Company is in compliance with all of its debt covenants for all periods presented.

Management Discussion (continued)

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell, at any one time, on a revolving basis, our trade receivables with payment terms from three to nine months in the amount of up to $1.0 billion, and trade receivables with payment terms of less than three months with no defined limit, contingent on the approval of the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless one of the parties elects not to extend. The second agreement was executed in June 2022 with a separate third-party financial institution, in which the sale of receivables is contingent on the approval of the counterparty with no defined facility limit. The initial term of this agreement is twelve months, and was extended for an additional year.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under such programs were $1.2 billion and $613 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The fees associated with the transfers of receivables were $16 million and $8 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The year-over-year change was due to the aforementioned amendments.

Critical Accounting Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 for more information; we refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2023 as the “Form 10-K”.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “will,” “anticipate,” “predict,” “project,” “contemplate,” “plan,” “forecast,” “estimate,” “expect,” “intend,” “target,” “may,” “should,” “would,” “could,” “seek,” “aim,” “believe” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	risks related to the Company’s spin-off from IBM;
●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	technological developments and the Company’s response to such developments;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of local legal, economic, political, health and other conditions;
●	a downturn in economic environment and customer spending budgets;
●	damage to the Company’s reputation;

Management Discussion (continued)

●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	its implementation of a new enterprise resource planning system and other systems and processes;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities, and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity and data privacy;
●	risks relating to non-compliance with legal and regulatory requirements;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

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

Website and Social Media Disclosure

The Company may use its website and/or social media outlets, such as Facebook, LinkedIn and Twitter, as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://investors.kyndryl.com, its Facebook page at https://www.facebook.com/kyndryl, its LinkedIn page at https://linkedin.com/company/kyndryl and its Twitter account (@Kyndryl) at https://twitter.com/Kyndryl. We may also use our Investors Relations website, https://investors.kyndryl.com, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under the “Resources” section at https://investors.kyndryl.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, see the information under the heading “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. There have been no material changes to the Company’s disclosure about market risk in the Form 10-K.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, we completed the initial phase of a new SAP enterprise resource planning system implementation, which we expect will enhance our transactional processing and financial reporting. The implementation included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We believe we have maintained appropriate internal control over financial reporting during the implementation and will continue to monitor the impact of the implementation on our processes, procedures and internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

Refer to Note 10 – Commitments and Contingencies, in the notes to consolidated financial statements in this report.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10-K for the year ended March 31, 2023. There have been no material changes with respect to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

10.1

Amendment No.1 to the Five-Year Revolving Credit Agreement, dated as of June 21, 2023 among the Company, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 23, 2023, and is hereby incorporated by reference.

10.2

Amendment No.1 to the Term Loan Credit Agreement, dated as of June 21, 2023 among the Company, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 23, 2023, and is hereby incorporated by reference.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	August 8, 2023
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)