Form 10-Q
period 2023-09-30
Kyndryl Holdings, Inc.
filed 2023-11-08
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of November 1, 2023 was 229,463,899.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues *	$4,073	$4,179	$8,266	$8,467

Cost of services **	$3,422	$3,613	$6,871	$7,290
Selling, general and administrative expenses	634	706	1,353	1,400
Workforce rebalancing charges	39	3	97	6
Transaction-related costs	48	68	89	171
Interest expense	31	19	61	38
Other expense (income)	8	(10)	13	(13)
Total costs and expenses	$4,182	$4,399	$8,484	$8,892

Income (loss) before income taxes	$(109)	$(219)	$(218)	$(425)
Provision for income taxes	$33	$61	$65	$107
Net income (loss)	$(142)	$(281)	$(283)	$(531)

Basic earnings (loss) per share	$(0.62)	$(1.24)	$(1.24)	$(2.35)
Diluted earnings (loss) per share	$(0.62)	$(1.24)	$(1.24)	$(2.35)

Weighted-average basic shares outstanding	229.1	226.8	228.5	226.0
Weighted-average diluted shares outstanding	229.1	226.8	228.5	226.0

* Including related-party revenue of $82 for the three months ended September 30, 2022 and $287 for the six months ended September 30, 2022.

** Including related-party cost of services of $421 for the three months ended September 30, 2022 and $1,382 for the six months ended September 30, 2022.

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(142)	$(281)	$(283)	$(531)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(109)	(221)	(125)	(488)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	11	—	26	(5)
Reclassification of (gains) losses to net income	(4)	—	(5)	(1)
Total unrealized gains (losses) on cash flow hedges	7	—	21	(6)
Retirement-related benefit plans:
Amortization of prior service (credits) costs	—	—	1	—
Amortization of net (gains) losses	1	10	3	20
Total retirement-related benefit plans	1	10	4	20
Other comprehensive income (loss), before tax	(101)	(211)	(100)	(474)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(3)	(3)	(5)	(4)
Other comprehensive income (loss), net of tax	(105)	(214)	(104)	(478)
Total comprehensive income (loss)	$(247)	$(495)	$(388)	$(1,009)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	September 30,	March 31,
	2023	2023
Assets:
Current assets:
Cash and cash equivalents	$1,408	$1,847
Restricted cash	3	12
Accounts receivable (net of allowances for credit losses of $28 at September 30, 2023 and $32 at March 31, 2023)	1,663	1,523
Deferred costs (current portion)	952	1,070
Prepaid expenses and other current assets	566	510
Total current assets	$4,593	$4,963

Property and equipment, net	$2,646	$2,779
Operating right-of-use assets, net	898	964
Deferred costs (noncurrent portion)	1,031	1,166
Deferred taxes	186	248
Goodwill	806	812
Intangible assets, net	188	171
Pension assets	97	94
Other noncurrent assets	158	267
Total assets	$10,602	$11,464

Liabilities:
Current liabilities:
Accounts payable	$1,246	$1,774
Value-added tax and income tax liabilities	308	347
Current portion of long-term debt	121	110
Accrued compensation and benefits	609	533
Deferred income (current portion)	790	820
Operating lease liabilities (current portion)	274	316
Accrued contract costs	509	346
Other accrued expenses and liabilities	628	624
Total current liabilities	$4,485	$4,868

Long-term debt	$3,123	$3,111
Retirement and nonpension postretirement benefit obligations	481	504
Deferred income (noncurrent portion)	316	362
Operating lease liabilities (noncurrent portion)	660	707
Other noncurrent liabilities	423	450
Total liabilities	$9,489	$10,002
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: September 30, 2023 – 232.2, March 31, 2023 – 229.6)	$4,476	$4,428
Accumulated deficit	(2,262)	(1,978)
Treasury stock, at cost (shares: September 30, 2023 – 2.8, March 31, 2023 – 1.9)	(35)	(23)
Accumulated other comprehensive income (loss)	(1,167)	(1,062)
Total stockholders’ equity before non-controlling interests	$1,013	$1,365
Non-controlling interests	100	97
Total equity	$1,113	$1,462
Total liabilities and equity	$10,602	$11,464

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(283)	$(531)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization
Depreciation of property, equipment and capitalized software	431	449
Depreciation of right-of-use assets	173	191
Amortization of transition costs and prepaid software	631	584
Amortization of capitalized contract costs	281	222
Amortization of acquisition-related intangible assets	15	25
Stock-based compensation	48	54
Deferred taxes	51	41
Net (gain) loss on asset sales and other	22	21
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(699)	(738)
Right-of-use assets and liabilities (excluding depreciation)	(195)	(193)
Workforce rebalancing liabilities	(18)	(1)
Receivables	(110)	471
Accounts payable	(494)	181
Taxes	(55)	33
Other assets and other liabilities	75	(316)
Net cash provided by (used in) operating activities	$(127)	$491

Cash flows from investing activities:
Capital expenditures	$(275)	$(466)
Proceeds from disposition of property and equipment	119	10
Other investing activities, net	(53)	(60)
Net cash used in investing activities	$(208)	$(516)

Cash flows from financing activities:
Debt repayments	$(67)	$(56)
Common stock repurchases for tax withholdings	(12)	(13)
Other financing activities, net	(1)	—
Net cash provided by (used in) financing activities	$(80)	$(69)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(33)	$(160)
Net change in cash, cash equivalents and restricted cash	$(448)	$(253)

Cash, cash equivalents and restricted cash at beginning of period	$1,860	$2,154
Cash, cash equivalents and restricted cash at end of period	$1,412	$1,901

Supplemental data
Income taxes paid, net of refunds received	$88	$37
Interest paid on debt	$59	$34

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2023	228.6	$4,451	$(1,062)	$(30)	$(2,119)	$99	$1,338
Net income (loss)					(142)		(142)
Other comprehensive income (loss), net of tax			(105)				(105)
Common stock issued under employee plans	1.2	25					25
Purchases of treasury stock	(0.4)			(5)			(5)
Changes in non-controlling interests						1	1
Equity – September 30, 2023	229.5	$4,476	$(1,167)	$(35)	$(2,262)	$100	$1,113

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2022	226.7	$4,341	$(1,353)	$(17)	$(855)	$95	$2,211
Net income (loss)					(281)		(281)
Other comprehensive income (loss), net of tax			(214)				(214)
Common stock issued under employee plans	0.1	28					28
Changes in non-controlling interests						2	2
Equity – September 30, 2022	226.8	$4,370	$(1,567)	$(17)	$(1,136)	$96	$1,746

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(283)		(283)
Other comprehensive income (loss), net of tax			(104)				(104)
Common stock issued under employee plans	2.6	48					48
Purchases of treasury stock	(0.9)			(12)			(12)
Changes in non-controlling interests						3	3
Equity – September 30, 2023	229.5	$4,476	$(1,167)	$(35)	$(2,262)	$100	$1,113

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - April 1, 2022	224.5	$4,315	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)					(531)		(531)
Other comprehensive income (loss), net of tax			(478)				(478)
Common stock issued under employee plans	3.3	54					54
Purchases of treasury stock	(1.1)			(13)			(13)
Changes in non-controlling interests						3	3
Equity - September 30, 2022	226.8	$4,370	$(1,567)	$(17)	$(1,136)	$96	$1,746

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses and deferred transition costs. Actual results may differ from these estimates.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision in accordance with U.S. GAAP. The estimated annual effective tax rate is applied to the year-to-date ordinary income, exclusive of discrete items, to arrive at the reported interim tax provision.

Notes to Consolidated Financial Statements (continued)

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. The FASB issued temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of markets transitioning from the use of LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferring the sunset date of Topic 848 to December 31, 2024. In June 2023, the Company modified its contracts that use LIBOR, transitioning from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The use of SOFR became effective in modified contracts beginning on July 1, 2023. The change of reference rate did not result in any material impact to the Company’s consolidated financial statements.

In September 2022, the FASB amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The requirement to present roll-forward information is effective for fiscal years beginning after December 15, 2023. The Company adopted the guidance at the beginning of fiscal year 2024. The Company did not have any outstanding obligations under supplier finance programs in the periods presented.

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement which requires a joint venture to measure all contributions received upon its formation at fair value. This guidance should be applied prospectively, effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025 with early adoption permitted. The Company has evaluated the impact of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

Notes to Consolidated Financial Statements (continued)

by several factors, including terminations, changes in the scope of contracts, periodic revalidations, adjustments for revenue that has not materialized and adjustments for currency.

At September 30, 2023, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $34.0 billion. Approximately 58 percent of the amount is expected to be recognized as revenue in the next two years, approximately 35 percent in the subsequent three years, and the balance thereafter.

During the three and six months ended September 30, 2023, revenue was increased by $2 million and $15 million, respectively, and during the three and six months ended September 30, 2022, revenue was increased by $4 million and $3 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	September 30,	March 31,
(Dollars in millions)	2023	2023
Accounts receivable (net of allowances for credit losses of $28 at September 30, 2023 and $32 at March 31, 2023) *	$1,663	$1,523
Contract assets **	35	30
Deferred income (current)	790	820
Deferred income (noncurrent)	316	362
*	Including unbilled receivable balances of $458 million at September 30, 2023 and $384 million at March 31, 2023.
**

Contract assets represent goods or services delivered by the Company, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended September 30, 2023 that was included within the deferred income balance at the beginning of the period was $176 million and $360 million, respectively. The amount of revenue recognized during the three and six months ended September 30, 2022 that was included within the deferred income balance at the beginning of the period was $184 million and $367 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for credit losses for the six months ended September 30, 2023 and 2022.

	Six Months Ended September 30,
(Dollars in millions)	2023	2022
Beginning balance	$32	$44
Additions (releases)	—	2
Write-offs	(3)	(5)
Other *	(1)	(7)
Ending balance	$28	$33
*	Primarily represents currency translation adjustments.

The contract assets allowance for credit losses was not material in any of the periods presented.

Notes to Consolidated Financial Statements (continued)

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and six months ended September 30, 2023 and 2022. Other than receivables due from our former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of September 30, 2023 or March 31, 2023.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at September 30, 2023 and March 31, 2023:

	September 30,	March 31,
(Dollars in millions)	2023	2023
Deferred transition costs	$778	$856
Prepaid software costs	705	782
Capitalized costs to fulfill contracts	219	285
Capitalized costs to obtain contracts	281	313
Total deferred costs *	$1,983	$2,236
*	Of the total deferred costs, $952 million was current and $1,031 million was noncurrent at September 30, 2023, and $1,070 million was current and $1,166 million was noncurrent at March 31, 2023.

The amount of total deferred costs amortized for the three months ended September 30, 2023 was $449 million, composed of $88 million of amortization of deferred transition costs, $218 million of amortization of prepaid software and $143 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2023 was $912 million, composed of $173 million of amortization of deferred transition costs, $459 million of amortization of prepaid software and $281 million of amortization of capitalized contract costs.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, income taxes, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing

Notes to Consolidated Financial Statements (continued)

to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs, and currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

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

The following table reflects the results of the Company’s segments:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue
United States	$1,108	$1,149	$2,272	$2,317
Japan	569	614	1,180	1,249
Principal Markets	1,465	1,472	2,949	2,988
Strategic Markets	930	944	1,865	1,914
Total revenue	$4,073	$4,179	$8,266	$8,467
Segment adjusted EBITDA
United States	$176	$167	$412	$367
Japan	84	113	184	228
Principal Markets	185	57	352	157
Strategic Markets	150	111	283	207
Total segment adjusted EBITDA	$596	$448	$1,232	$959

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Segment adjusted EBITDA	$596	$448	$1,232	$959
Workforce rebalancing charges	(39)	(3)	(97)	(6)
Charges related to ceasing to use leased/fixed assets and lease terminations	—	—	(10)	—
Transaction-related costs	(48)	(68)	(89)	(171)
Stock-based compensation expense	(25)	(28)	(48)	(54)
Interest expense	(31)	(19)	(61)	(38)
Depreciation of property, equipment and capitalized software	(220)	(221)	(431)	(449)
Amortization expense	(313)	(301)	(646)	(609)
Corporate expense not allocated to the segments	(21)	(20)	(45)	(40)
Other adjustments*	(7)	(9)	(23)	(18)
Pretax income (loss)	$(109)	$(219)	$(218)	$(425)
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs, currency impacts of highly inflationary countries, and an adjustment to reduce amortization expense for the amount already included in transaction-related costs above.

Notes to Consolidated Financial Statements (continued)

NOTE 5. TAXES

For the three months ended September 30, 2023, the Company’s effective tax rate was (30.3%), compared to (27.9%) for the three months ended September 30, 2022. For the six months ended September 30, 2023, the Company’s effective tax rate was (29.8%), compared to (25.1%) for the six months ended September 30, 2022. The Company’s negative effective tax rates for the three and six months ended September 30, 2023 and 2022 reflect a tax expense on a pretax book loss in those periods.

The Company’s effective tax rate for the three and six months ended September 30, 2023 and 2022 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and six months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) on which basic and diluted earnings per share is calculated	$(142)	$(281)	$(283)	$(531)
Number of shares on which basic and diluted earnings per share is calculated	229.1	226.8	228.5	226.0

Basic earnings (loss) per share	$(0.62)	$(1.24)	$(1.24)	$(2.35)
Diluted earnings (loss) per share	(0.62)	(1.24)	(1.24)	(2.35)

For the three and six months ended September 30, 2023 and 2022, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

	September 30,
(In millions)	2023	2022
Nonvested restricted stock units	9.0	11.0
Nonvested performance-conditioned stock units	2.8	2.4
Nonvested market-conditioned stock units	2.7	2.4
Stock options issued and outstanding	3.6	3.7
Total	18.2	19.6

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and six months ended September 30, 2023 and 2022.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2023 and March 31, 2023:

	Fair Value
	Hierarchy	At September 30, 2023			At March 31, 2023
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$18	$4	$14	$4	$3	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	19	14	5	11	5	6
Total		$37	$18	$19	$15	$9	$6

The gross balances of derivative assets are contained within prepaid expenses and other current assets, and the gross balances of derivative liabilities are contained within other accrued expenses and liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at September 30, 2023 and March 31, 2023. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at September 30, 2023 and March 31, 2023 were $713 million and $814 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of September 30, 2023 and March 31, 2023, and an estimated fair value of $2.5 billion as of September 30, 2023 and March 31, 2023.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized at the time of the transfer.

Notes to Consolidated Financial Statements (continued)

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $913 million and $2.1 billion for the three and six months ended September 30, 2023, respectively, and $722 million and $1.3 billion for the three and six months ended September 30, 2022, respectively. The fees associated with the transfers of receivables were $12 million and $28 million for the three and six months ended September 30, 2023, respectively, and $12 million and $20 million for the three and six months ended September 30, 2022, respectively.

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

At September 30, 2023 and March 31, 2023, the total gross notional amount of foreign exchange contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $644 million and $283 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At September 30, 2023 and March 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.4 years and 0.5 years, respectively.

At September 30, 2023 and March 31, 2023, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred gains of $22 million and $1 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $22 million (before taxes) of net deferred gains on derivatives in AOCI at September 30, 2023 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets, liabilities and earnings across its subsidiaries. These contracts are not designated as hedging instruments, and therefore changes in fair value of these contracts are reported in earnings in other expense (income) in the Consolidated Income Statement. The gains and losses on these contracts generally offset the gains and losses in the underlying hedged exposures, which are also reported in other expense (income) in the Consolidated Income Statement. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. At September 30, 2023 and March 31, 2023, the total gross notional amount of derivative instruments in economic hedges of foreign currency exposure was $1.6 billion and $1.5 billion, respectively.

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income
Three months ended September 30:	2023	2022	Line Item	2023	2022
Foreign exchange contracts	$11	$—	Cost of services	$4	$—
Total	$11	$—		$4	$—

	Unrealized Gain (Loss)		Consolidated	Gain (Loss)
(Dollars in millions)	Recognized in OCI		Income Statement	Reclassified from AOCI
Six months ended September 30:	2023	2022	Line Item	2023	2022
Foreign exchange contracts	$26	$(5)	Cost of services	$5	$1
Total	$26	$(5)		$5	$1

For the three and six months ended September 30, 2023 and 2022, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended September 30:	Line Item	2023	2022
Foreign exchange contracts	Other expense (income)	$(36)	$(14)
Total		$(36)	$(14)

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Six months ended September 30:	Line Item	2023	2022
Foreign exchange contracts	Other expense (income)	$(53)	$(16)
Total		$(53)	$(16)

Notes to Consolidated Financial Statements (continued)

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At September 30, 2023			At March 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$137	$(28)	$109	$83	$(15)	$68
Customer relationships*	221	(152)	70	232	(141)	91
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks*	17	(7)	10	18	(6)	13
Total	$394	$(206)	$188	$353	$(182)	$171

* Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $17 million during the six months ended September 30, 2023, primarily due to additions in capitalized software, partially offset by amortization and foreign currency translation. The aggregate intangible asset amortization expense was $16 million and $27 million for the three and six months ended September 30, 2023, compared to $10 million and $25 million for the three and six months ended September 30, 2022, respectively. This included amortization of capitalized software of $9 million and $13 million for the three and for the six months ended September 30, 2023, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2023:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2024 (remaining six months)	$17	$13	$1	$31
2025	35	21	3	59
2026	33	18	3	54
2027	24	15	2	42
2028	—	1	—	1
Thereafter	—	1	—	1

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the six months ended September 30, 2023 were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	March 31, 2023	Adjustments*	September 30, 2023
United States	$—	$—	$—
Japan	495	(6)	489
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$812	$(6)	$806

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded for the six months ended September 30, 2023 and 2022. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			September 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2023	2023
Unsecured floating-rate term loan	6.55%*	November 2024	$500	$500
Commercial loan agreement	3.00%	July 2026	82	96
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations **	5.03%	2023-2028	278	242
			$3,260	$3,238
Less: Unamortized discount			4	5
Less: Unamortized debt issuance costs			12	13
Less: Current maturities of long-term debt			121	110
Total long-term debt			$3,123	$3,111

* Floating rate calculated as of September 30, 2023, using a rate equal to one-month SOFR plus 1.225%. Refer to Note 2 – Accounting Pronouncements for additional information.

** Finance lease obligations presented using the weighted-average interest rate.

Notes to Consolidated Financial Statements (continued)

Contractual obligations of long-term debt outstanding at September 30, 2023, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2024 (remaining six months)	$14
2025	529
2026	29
2027	710
2028	—
Thereafter	1,700
Total	$2,982

*    Contractual obligations approximate scheduled repayments.

During the three months ended September 30, 2023, the Company extinguished $67 million of finance lease obligations through the sale of certain IT infrastructure services equipment and assignment of associated finance leases, resulting in an immaterial gain in the Consolidated Income Statement.

During the three and six months ended September 30, 2023, the right-of-use assets obtained in exchange for new finance lease liabilities were $53 million and $150 million, respectively. During the three and six months ended September 30, 2022, the right-of-use assets obtained in exchange for new finance lease liabilities were $29 million and $37 million, respectively.

As of September 30, 2023, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2023 and March 31, 2023 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the three and six months ended September 30, 2023, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

As a company with approximately 85,000 employees and with clients around the world, Kyndryl is subject to, or could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. Given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients could become subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of Kyndryl’s scope and scale, the Company is subject to, or could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to contracts, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, a party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, or may be, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.

Notes to Consolidated Financial Statements (continued)

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

Notes to Consolidated Financial Statements (continued)

NOTE 11. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and six months ended September 30, 2023 and 2022:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended September 30, 2023:
Foreign currency translation adjustments	$(109)	$—	$(109)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$11	$(4)	$7
Reclassification of (gains) losses to net income	(4)	1	(3)
Total unrealized gains (losses) on cash flow hedges	$7	$(3)	$4
Retirement-related benefit plans*:
Amortization of prior service (credits) costs	$—	$—	$—
Amortization of net (gains) losses	1	—	1
Total retirement-related benefit plans	$1	$—	$1
Other comprehensive income (loss)	$(101)	$(3)	$(105)

For the three months ended September 30, 2022:
Foreign currency translation adjustments	$(221)	$—	$(221)
Retirement-related benefit plans – amortization of net (gains) losses*	$10	$(3)	$7
Other comprehensive income (loss)	$(211)	$(3)	$(214)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the six months ended September 30, 2023:
Foreign currency translation adjustments	$(125)	$—	$(125)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$26	$(5)	$21
Reclassification of (gains) losses to net income	(5)	1	(4)
Total unrealized gains (losses) on cash flow hedges	$21	$(4)	$17
Retirement-related benefit plans*:
Amortization of prior service (credits) costs	$1	$—	$1
Amortization of net (gains) losses	3	(1)	2
Total retirement-related benefit plans	$4	$(1)	$3
Other comprehensive income (loss)	$(100)	$(5)	$(104)

For the six months ended September 30, 2022:
Foreign currency translation adjustments	$(488)	$—	$(488)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(5)	$2	$(3)
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$(6)	$2	$(4)
Retirement-related benefit plans – amortization of net (gains) losses*	$20	$(6)	$14
Other comprehensive income (loss)	$(474)	$(4)	$(478)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
July 1, 2023	$13	$(936)	$(140)	$(1,062)
Other comprehensive income (loss)	4	(109)	1	(105)
September 30, 2023	$17	$(1,045)	$(139)	$(1,167)

July 1, 2022	$(1)	$(1,002)	$(350)	$(1,353)
Other comprehensive income (loss)	—	(221)	7	(214)
September 30, 2022	$(1)	$(1,223)	$(343)	$(1,567)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	17	(125)	3	(104)
September 30, 2023	$17	$(1,045)	$(139)	$(1,167)

April 1, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(4)	(488)	14	(478)
September 30, 2022	$(1)	$(1,223)	$(343)	$(1,567)

*	Foreign currency translation adjustments are presented gross.

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and six months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Service cost	$9	$12	$19	$24
Interest cost*	15	9	29	18
Expected return on plan assets*	(16)	(10)	(30)	(21)
Amortization of prior service costs (credits)*	—	—	1	—
Recognized actuarial losses (gains)*	1	10	3	20
Net periodic pension cost	$9	$21	$21	$41

* These components of net periodic pension cost are included in other expense (income) in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

Notes to Consolidated Financial Statements (continued)

NOTE 13. TRANSACTIONS WITH FORMER PARENT

Change in Beneficial Ownership

IBM ceased to be a related party of Kyndryl in August 2022 after IBM transferred all of its 19.9% retained interest in Kyndryl common stock to a third-party financial institution through exchange agreements in May and August 2022. Transactions related to former Parent after August 11, 2022 are no longer reported as related-party activities. As a result, there was no related party revenue or cost of services recognized for the three and six months ended September 30, 2023.

Revenue and Purchases Related to Former Parent

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Revenue generated from these services was $82 million and $287 million for the three and six months ended September 30, 2022, respectively.

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $421 million and $1,382 million for the three and six months ended September 30, 2022. The related-party cost for the prior-year periods includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation.

Capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amount of $89 million for the six months ended September 30, 2022. Additionally, as part of the Separation, IBM has committed to provide Kyndryl, at no cost, up to $265 million of upgraded hardware over a two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at September 30, 2023. For the three and six months ended September 30, 2023, $84 million and $110 million, respectively, of the upgraded hardware committed by IBM was delivered to Kyndryl. For the three and six months ended September 30, 2022, $21 million of the upgraded hardware committed by IBM was delivered to Kyndryl. From the inception of the program to date, $193 million of upgraded hardware committed by IBM has been delivered to Kyndryl. The expected average useful life of the upgraded hardware is approximately five years, and the Company intends to recognize total depreciation approximating $265 million over the useful life, consistent with our depreciation policy.

Lease Guarantees

Kyndryl has lease agreements with third parties with an estimated aggregate lease liability of $56 million that are guaranteed by IBM as of September 30, 2023.

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the fiscal year ended March 31, 2023, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency. These actions are anticipated to occur over several quarters and result in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges (collectively, the “charges”). We expect the total charges to be incurred for this program to be approximately $290 million, consisting of $180 million in workforce rebalancing charges and $110 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment. We will continue to seek opportunities to increase our operational efficiency and reduce costs, which may result in additional charges in future periods.

Notes to Consolidated Financial Statements (continued)

The following table presents the segment breakout of charges incurred during the three and six months ended September 30, 2023 and during the full length of the program.

	Three Months Ended	Six Months Ended	Costs Incurred
(Dollars in millions)	September 30, 2023	September 30, 2023	to Date
United States	$3	$15	$28
Japan	—	2	4
Principal Markets	19	42	105
Strategic Markets	16	45	91
Corporate charges not allocated to the segments	—	3	13
Total charges	$39	$107	$242

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three and six months ended September 30, 2023 and during the full length of the program. Charges in the three and six months ended September 30, 2022 were immaterial.

	Three Months Ended	Six Months Ended	Costs Incurred
(Dollars in millions)	September 30, 2023	September 30, 2023	to Date
Cost of services	$(3)	$(3)	$68
Selling, general and administrative expenses	3	13	22
Workforce rebalancing charges	39	97	152
Total charges	$39	$107	$242

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the six months ended September 30, 2023.

		Liabilities	Liabilities	Liabilities
	Workforce	Related to	Related to	Related to
	Rebalancing	Ceasing to Use	Lease	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Terminations	Fixed Assets	Total
Balance at March 31, 2023	$55	$—	$3	$—	$58
Charges / (Benefits)	97	3	(3)	10	107
Cash payments	(107)	—	—	(5)	(112)
Non-cash adjustments	(1)	(3)	—	(5)	(9)
Balance at September 30, 2023	$44	$—	$—	$—	$45
*	Excludes historical workforce rebalancing liabilities of $42 million as of March 31, 2023 and $33 million as of September 30, 2023 as well as $2 million of non-cash adjustments and $6 million cash paid for these historical workforce rebalancing liabilities for the six months ended September 30, 2023 that were inherited from the former Parent. Workforce rebalancing liabilities are recorded within Other Liabilities on the Consolidated Balance Sheet.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023

Overview

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$4,073	$4,179	$8,266	$8,467
Revenue growth (GAAP)	(3)%	(9)%	(2)%	(9)%
Revenue growth in constant currency(1)	(5)%	1%	(3)%	(1)%
Net income (loss)	$(142)	$(281)	$(283)	$(531)
Adjusted EBITDA(1)	$574	$428	$1,186	$919

(1)   Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results” below.

	September 30,	March 31,
(Dollars in millions)	2023	2023
Assets	$10,602	$11,464
Liabilities	9,489	10,002
Equity	1,113	1,462

Organization of Information

Kyndryl Holdings, Inc. was formed as a wholly-owned subsidiary of IBM in September 2021 to hold the operations of the infrastructure services unit of IBM’s Global Technology Services segment. On November 3, 2021, Kyndryl separated from IBM through a spin-off that was tax-free for U.S. federal tax purposes. Following the Separation, Kyndryl became an independent, publicly-traded company and the world’s leading IT infrastructure services provider.

Financial Performance Summary

Macro Dynamics

In fiscal year 2023, we saw continuing demand for information technology services, despite declining economic growth, increased geopolitical tensions, inflationary pressures and government efforts to stem inflation. Although the risk of economic slowdowns in certain geographies has increased due to higher interest rates and other factors, most economists, including the International Monetary Fund, continue to expect positive global macroeconomic growth in calendar years 2023 and 2024.

Financial Performance

For the three months ended September 30, 2023, we reported $4.1 billion in revenue, a decline of 3 percent compared to the three months ended September 30, 2022. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. United States revenue declined 4 percent, Japan revenue declined 7 percent, Principal Markets revenue was unchanged and Strategic Markets revenue decreased 1 percent, compared to the three months ended September 30, 2022. Net loss of $142 million improved by $139 million versus the prior-year period driven by progress on our key initiatives to drive operating efficiencies and increased margins, and lower transaction-related costs, partially offset by an increase in workforce rebalancing charges in the current quarter.

Management Discussion (continued)

For the six months ended September 30, 2023, we reported $8.3 billion in revenue, a decline of 2 percent compared to the six months ended September 30, 2022. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. United States revenue declined 2 percent, Japan revenue declined 6 percent, Principal Markets revenue declined 1 percent and Strategic Markets revenue decreased 3 percent, compared to the six months ended September 30, 2022. Net loss of $283 million improved by $248 million versus the prior-year period driven by progress on our key initiatives to drive operating efficiencies and increased margins, and lower transaction-related costs, partially offset by an increase in workforce rebalancing charges in the current period.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and six months ended September 30, 2023 and 2022. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended September 30,		Year-over-Year Change	Six Months Ended September 30,		Year-over-Year Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenue
United States	$1,108	$1,149	(4)%	$2,272	$2,317	(2)%
Japan	569	614	(7)%	1,180	1,249	(6)%
Principal Markets	1,465	1,472	(0)%	2,949	2,988	(1)%
Strategic Markets	930	944	(1)%	1,865	1,914	(3)%
Total revenue	$4,073	$4,179	(3)%	$8,266	$8,467	(2)%
Revenue growth in constant currency(1)	(5)%	1%		(3)%	(1)%
Adjusted EBITDA(1)
United States	$176	$167	6%	$412	$367	12%
Japan	84	113	(26)%	184	228	(19)%
Principal Markets	185	57	227%	352	157	125%
Strategic Markets	150	111	35%	283	207	37%
Corporate and other(2)	(21)	(20)	NM	(45)	(40)	NM
Total adjusted EBITDA(1)	$574	$428	34%	$1,186	$919	29%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding net interest expense, income taxes, depreciation and

Management Discussion (continued)

amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business. We provide this non-GAAP financial measure as we believe it enhances visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Net income (loss)	$(142)	$(281)	$(283)	$(531)
Provision for income taxes	33	61	65	107
Workforce rebalancing charges	39	3	97	6
Charges related to ceasing to use leased/fixed assets and lease terminations	—	—	10	—
Transaction-related costs	48	68	89	171
Stock-based compensation expense	25	28	48	54
Interest expense	31	19	61	38
Depreciation of property, equipment and capitalized software	220	221	431	449
Amortization expense	313	301	646	609
Other adjustments*	7	9	23	18
Adjusted EBITDA (non-GAAP)	$574	$428	$1,186	$919
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs, currency impacts of highly inflationary countries, and an adjustment to reduce amortization expense for the amount already included in transaction-related costs above.

United States

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$1,108	$1,149	$2,272	$2,317
Revenue year-over-year change	(4)%	(2)%	(2)%	(3)%
Adjusted EBITDA	$176	$167	$412	$367
Adjusted EBITDA year-over-year change	6%		12%

For the three months ended September 30, 2023, United States revenue of $1.1 billion decreased 4 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues. Adjusted EBITDA increased $9 million from the prior-year quarter, primarily driven by increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $19 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Management Discussion (continued)

For the six months ended September 30, 2023, United States revenue of $2.3 billion decreased 2 percent compared to the six months ended September 30, 2022, driven by the Company’s efforts to reduce certain low-margin revenues. Adjusted EBITDA increased $45 million from the prior-year period, primarily driven by increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $38 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Japan

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$569	$614	$1,180	$1,249
Revenue year-over-year change	(7)%	(16)%	(6)%	(15)%
Revenue growth in constant currency	(3)%	6%	(1)%	3%
Adjusted EBITDA	$84	$113	$184	$228
Adjusted EBITDA year-over-year change	(26)%		(19)%

For the three months ended September 30, 2023, Japan revenue of $569 million decreased 7 percent compared to the prior-year quarter, driven primarily by an unfavorable currency exchange rate impact of four points. Adjusted EBITDA decreased $29 million from the prior-year quarter, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

For the six months ended September 30, 2023, Japan revenue of $1.2 billion decreased 6 percent compared to the six months ended September 30, 2022, driven by an unfavorable currency exchange rate impact of five points. Adjusted EBITDA decreased $44 million from the prior-year period, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

Principal Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$1,465	$1,472	$2,949	$2,988
Revenue year-over-year change	(0)%	(16)%	(1)%	(17)%
Revenue growth in constant currency	(5)%	(5)%	(3)%	(7)%
Adjusted EBITDA	$185	$57	$352	$157
Adjusted EBITDA year-over-year change	227%		125%

For the three months ended September 30, 2023, Principal Markets revenue of $1.5 billion was unchanged compared to the prior-year quarter, reflecting a favorable currency exchange rate impact of five points. The revenue decline in constant currency was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $128 million from the prior-year quarter, primarily due to increased operating efficiencies, higher margins on recent signings and a decrease in software costs of $24 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

For the six months ended September 30, 2023, Principal Markets revenue of $2.9 billion decreased 1 percent compared to the six months ended September 30, 2022, including a favorable currency exchange rate of two points. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $195 million from the prior-year period, primarily due to increased operating efficiencies, higher margins on recent signings and a decrease in software costs of $48 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Management Discussion (continued)

Strategic Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$930	$944	$1,865	$1,914
Revenue year-over-year change	(1)%	2%	(3)%	2%
Revenue growth in constant currency	(7)%	11%	(6)%	10%
Adjusted EBITDA	$150	$111	$283	$207
Adjusted EBITDA year-over-year change	35%		37%

For the three months ended September 30, 2023, Strategic Markets revenue of $930 million decreased 1 percent compared to the prior-year quarter, including a favorable currency exchange rate impact of six points. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $39 million from the prior-year quarter, primarily due to increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $9 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

For the six months ended September 30, 2023, Strategic Markets revenue of $1.9 billion decreased 3 percent compared to the six months ended September 30, 2022, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $76 million from the prior-year period, primarily due to increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $17 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $21 million in the three months ended September 30, 2023, compared to a loss of $20 million in the three months ended September 30, 2022. Corporate and other had an adjusted EBITDA loss of $45 million in the six months ended September 30, 2023, compared to a loss of $40 million in the six months ended September 30, 2022.

Costs and Expenses

	Three Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$4,073	$4,179	100.0%	100.0%	(3)%
Cost of services	3,422	3,613	84.0%	86.5%	(5)%
Selling, general and administrative expenses	634	706	15.6%	16.9%	(10)%
Workforce rebalancing charges	39	3	1.0%	0.1%	NM
Transaction-related costs	48	68	1.2%	1.6%	(30)%
Interest expense	31	19	0.8%	0.4%	68%
Other expense (income)	8	(10)	0.2%	(0.2)%	NM
Income (loss) before income taxes	$(109)	$(219)

NM – not meaningful

Cost of services was 84.0% of revenue in the three months ended September 30, 2023, compared to 86.5% in the three months ended September 30, 2022, driven by increased operating efficiencies, higher margins on recent signings, and actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Selling, general and administrative expenses were 15.6% of revenue in the three months ended

Management Discussion (continued)

September 30, 2023 compared to 16.9% in the prior-year quarter, driven by increased operating efficiencies and benefits from workforce rebalancing. Workforce rebalancing charges were 1.0% of revenue in the three months ended September 30, 2023 versus 0.1% of revenue in the prior-year quarter, due to workforce rebalancing actions taken in the second quarter of fiscal 2024. Transaction-related costs were 1.2% of revenue in the three months ended September 30, 2023 compared to 1.6% in the prior-year quarter, driven by reduced rebranding and employee retention costs. Interest expense was 0.8% of revenue in the three months ended September 30, 2023 compared to 0.4% in the prior-year quarter.

	Six Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$8,266	$8,467	100.0%	100.0%	(2)%
Cost of services	6,871	7,290	83.1%	86.1%	(6)%
Selling, general and administrative expenses	1,353	1,400	16.4%	16.5%	(3)%
Workforce rebalancing charges (benefits)	97	6	1.2%	0.1%	NM
Transaction-related costs	89	171	1.1%	2.0%	(48)%
Interest expense	61	38	0.7%	0.5%	59%
Other expense (income)	13	(13)	0.2%	(0.2)%	NM
Income (loss) before income taxes	$(218)	$(425)

NM – not meaningful

Cost of services was 83.1% of revenue in the six months ended September 30, 2023, compared to 86.1% in the six months ended September 30, 2022, driven by increased operating efficiencies, higher margins on recent signings and actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Selling, general and administrative expenses were 16.4% of revenue in the six months ended September 30, 2023 compared to 16.5% in the six months ended September 30, 2022. Workforce rebalancing charges were 1.2% of revenue in the six months ended September 30, 2023 versus 0.1% of revenue in the prior-year period, due to workforce rebalancing actions taken in the first half of fiscal 2024. Transaction-related costs were 1.1% of revenue in the six months ended September 30, 2023 compared to 2.0% in the prior-year period, driven by reduced rebranding and employee retention costs. Interest expense was 0.7% of revenue in the six months ended September 30, 2023 compared to 0.5% in the prior-year period.

Stock-Based Compensation

In the three months ended September 30, 2023, the Company granted equity awards to employees. These awards included 2.8 million restricted stock units that will vest ratably over four years; 2.0 million performance-conditioned stock units that are based on the attainment of operational milestones; and 0.6 million market-conditioned performance stock units that are based on the performance of the Company’s stock relative to that of its peers. Both types of performance-based awards will cliff vest based on the extent to which the performance criteria have been achieved as soon as practicable following the completion of the performance period on March 31, 2026. The total grant date fair value of the RSUs was determined using the stock price at the grant date and will be recognized as stock-based compensation expense on a straight-line basis net of actual forfeitures over the vesting period. The fair value of the performance-conditioned performance stock units ($13.37 per unit) was determined using the stock price at the grant date and will be adjusted and recognized as stock-based compensation expense based upon the probability of achievement of performance targets at each reporting period over the vesting period. The fair value of the market-conditioned performance stock units ($14.10 per unit) was determined at the grant date using a Monte Carlo simulation model and will be recognized as stock-based compensation expense on a straight-line basis net of actual forfeitures over the vesting period. Dividend equivalents are not paid on the stock awards described above. The expense associated with these awards was $4 million during the three months ended September 30, 2023.

Management Discussion (continued)

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

Workforce Rebalancing and Site-Rationalization Charges

During the fiscal year ending March 31, 2023, management initiated certain actions to reduce our overall cost structure and increase our operating efficiency. These actions include workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. As a result, we disposed of these assets through abandonment or early termination. During the three months ended September 30, 2023, the Company recognized $39 million in workforce rebalancing charges and immaterial charges related to ceasing to use leased and owned fixed assets and lease termination charges. During the six months ended September 30, 2023, the Company recognized $97 million in workforce rebalancing charges and $10 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Management expects total future charges for this program to be approximately $50 million, primarily relating to workforce rebalancing. The Company estimates that the program in aggregate will require a cash outlay of approximately $280 million, of which approximately $140 million has been paid through September 30, 2023 (including $20 million of contractual payments toward leased assets we have ceased to use) and approximately $100 million is expected to be paid in the second half of fiscal year 2024, and the remainder thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by approximately $240 million in fiscal year 2024. There can be no guarantee that we will achieve our expected cost savings. The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 14 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Income Taxes

The provision for income taxes for the three months ended September 30, 2023 was $33 million of expense, compared to $61 million of expense for the three months ended September 30, 2022. Our income tax expense for the three months ended September 30, 2023 and 2022 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The provision for income taxes for the six months ended September 30, 2023 was $65 million of expense, compared to $107 million of expense for the six months ended September 30, 2022. Our income tax expense for the six months ended September 30, 2023 and 2022 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Management Discussion (continued)

Financial Position

Dynamics

Total assets of $10.6 billion decreased by $862 million (and decreased by $631 million adjusted for currency) from March 31, 2023, primarily driven by: a decrease in cash and cash equivalents of $439 million mainly due to timing of payments, the net loss in the period and currency impacts; a decrease in deferred costs of $254 million due to amortization outpacing additions and currency impacts; a decrease in property and equipment of $133 million mainly due to depreciation outpacing capital expenditures and currency impacts; and a decrease in deferred tax assets of $62 million primarily due to tax effects of certain components of year-to-date pretax income and currency impacts; partially offset by an increase of $140 million in accounts receivable due to timing of billing and collection.

Total liabilities of $9.5 billion decreased by $513 million (and decreased by $335 million adjusted for currency) from March 31, 2023, primarily as a result of: a decrease in accounts payable of $528 million due to the timing of payments and currency impacts; and a decrease in deferred income of $76 million mainly due to currency impacts; partially offset by an increase in accrued contract costs of $164 million due to timing of vendors’ billings. Total equity of $1.1 billion decreased $349 million from March 31, 2023, principally due to our comprehensive loss in the period.

Working Capital

	September 30,	March 31,
(Dollars in millions)	2023	2023
Current assets	$4,593	$4,963
Current liabilities	4,485	4,868
Working capital	$108	$95

Working capital increased $13 million from March 31, 2023. Current assets decreased $370 million (and decreased $267 million adjusted for currency) primarily driven by: a decrease of $439 million in cash and cash equivalents and a decrease of $118 million in deferred costs (current); partially offset by an increase of $140 million in accounts receivable. Current liabilities decreased $383 million (and decreased $253 million adjusted for currency) as a result of a decrease in accounts payable of $528 million; partially offset by an increase in accrued contract costs of $164 million.

Noncurrent Assets and Liabilities

Noncurrent assets of $6.0 billion at September 30, 2023 decreased by $492 million (and decreased by $364 million adjusted for currency) compared to March 31, 2023, driven by a decrease in deferred costs (noncurrent) of $135 million, a decrease in property and equipment of $133 million; and a decrease in deferred tax assets of $62 million.

Noncurrent liabilities of $5.0 billion at September 30, 2023 decreased $130 million (and decreased by $82 million adjusted for currency) compared to March 31, 2023, mainly driven by a decrease in operating lease liabilities of $47 million and a decrease in deferred income (noncurrent) of $46 million.

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Six Months Ended September 30,
(Dollars in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$(127)	$491
Investing activities	(208)	(516)
Financing activities	(80)	(69)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(33)	(160)
Net change in cash, cash equivalents and restricted cash	$(448)	$(253)

Net cash used in operating activities was $127 million in the six months ended September 30, 2023, compared to net cash provided of $491 million in the prior-year period. This change was primarily driven by payments toward license agreements, annual incentives and workforce rebalancing liabilities and timing of billings and collections in the current period.

Net cash used in investing activities was $208 million in the six months ended September 30, 2023, compared to a net cash use of $516 million in the prior-year period due to lower capital expenditures.

Net cash used in financing activities totaled $80 million in the six months ended September 30, 2023, compared to net cash used in financing activities of $69 million in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three and six months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in billions)	2023	2022	2023	2022
Total signings	$2.4	$2.5	$5.2	$5.4

Signings decreased by $58 million in the three months ended September 30, 2023, or 2%, compared to the prior-year quarter. Signings decreased by $203 million in the six months ended September 30, 2023, or 4%, compared to the six months ended September 30, 2022 due to the Company’s efforts to reduce certain low-margin revenues. We believe that the estimated values of signings provide insight into the Company’s potential future revenue and are a tool to monitor trends in the business, including the business’ ability to attract new customers and sell additional scope into our existing customer base, and we believe signings are helpful information for investors. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Management Discussion (continued)

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

In June 2023, we amended the Credit Agreements by replacing the London Interbank Offered Rate (“LIBOR”) as the interest rate benchmark for U.S. Dollar borrowings with the Secured Overnight Financing Rate (“SOFR”). The first repricing date using SOFR was in July 2023.

The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements are based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements. As of September 30, 2023, there were no borrowings under the Revolving Credit Agreement.

We may voluntarily prepay our debt without premium or penalty, subject to customary “breakage” costs. The Company is in compliance with all of its debt covenants for all periods presented.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless one of the parties elects not to extend. The second agreement was executed in June 2022 with a separate third-party financial institution. The initial term of this agreement is twelve months, and was extended for an additional year.

Management Discussion (continued)

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under such programs were $913 million and $2.1 billion for the three and six months ended September 30, 2023, respectively, and $722 million and $1.3 billion for the three and six months ended September 30, 2022, respectively. The fees associated with the transfers of receivables were $12 million and $28 million for the three and six months ended September 30, 2023, respectively, and $12 million and $20 million for the three and six months ended September 30, 2022, respectively. The year-over-year change was due to the aforementioned amendments.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including, without limitation, statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “will,” “anticipate,” “predict,” “project,” “contemplate,” “plan,” “forecast,” “future,” “estimate,” “expect,” “intend,” “target,” “may,” “should,” “would,” “could,” “outlook,” “goal,” “objective,” “seek,” “aim,” “believe” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	risks related to the Company’s spin-off from IBM;
●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	technological developments and the Company’s response to such developments;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	inability to attract, retain and/or manage key personnel and other skilled employees;
●	impact of local legal, economic, political, health and other conditions;
●	a downturn in economic environment and customer spending budgets;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	its implementation of a new enterprise resource planning system and other systems and processes;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions, alliances and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities, and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity and data privacy;
●	risks relating to non-compliance with legal and regulatory requirements;

Management Discussion (continued)

●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2023, as such factors may be updated from time to time in the Company’s subsequent filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Website and Social Media Disclosure

The Company may use its website and/or social media outlets, such as Facebook, LinkedIn and X (formerly Twitter), as distribution channels of material company information. Financial and other important information regarding the Company is routinely posted on and accessible through the Company’s website at https://investors.kyndryl.com, its Facebook page at https://www.facebook.com/kyndryl, its LinkedIn page at https://linkedin.com/company/kyndryl and its X (formerly Twitter) account (@Kyndryl) at https://X.com/Kyndryl. We may also use our Investors Relations website, https://investors.kyndryl.com, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under the “Resources” section at https://investors.kyndryl.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, see the information under the heading “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. There have been no material changes to the Company’s disclosure about market risk in the Form 10-K.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, we completed the implementation of a new enterprise resource planning system. The implementation included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We have updated our internal controls as appropriate in light of the system implementation and will continue to monitor the impact of the implementation on our processes, procedures and internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

10.1

Amendment No. 1 to the Five-Year Revolving Credit Agreement, dated as of June 21, 2023, among the Company, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 23, 2023, and is hereby incorporated by reference.

10.2

Amendment No. 1 to the Term Loan Credit Agreement, dated as of June 21, 2023, among the Company, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 23, 2023, and is hereby incorporated by reference.

10.3

Amended and Restated Kyndryl 2021 Long-Term Performance Plan (LTPP) was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 31, 2023, and is hereby incorporated by reference.

10.4

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2023, and is hereby incorporated by reference.

10.5	Form of LTPP equity award agreement for restricted stock units.
10.6	Form of LTTP equity award agreement for performance share units.
10.7	Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy.
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	November 8, 2023
		By:	/s/ Vineet Khurana

Vineet Khurana
Vice President and Controller (Principal Accounting Officer and Authorized Signatory)