Form 10-Q
period 2023-12-31
Kyndryl Holdings, Inc.
filed 2024-02-07
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of January 31, 2024 was 230,103,348.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues *	$3,936	$4,303	$12,202	$12,771

Cost of services **	$3,184	$3,596	$10,055	$10,886
Selling, general and administrative expenses	705	731	2,059	2,131
Workforce rebalancing charges	19	10	115	16
Transaction-related costs (benefits)	(77)	48	12	218
Interest expense	31	27	92	65
Other expense	21	30	34	16
Total costs and expenses	$3,883	$4,441	$12,367	$13,333

Income (loss) before income taxes	$53	$(138)	$(165)	$(563)
Provision for (benefit from) income taxes	$65	$(32)	$131	$74
Net income (loss)	$(12)	$(106)	$(295)	$(637)

Basic earnings (loss) per share	$(0.05)	$(0.47)	$(1.29)	$(2.81)
Diluted earnings (loss) per share	$(0.05)	$(0.47)	$(1.29)	$(2.81)

Weighted-average basic shares outstanding	229.6	227.0	228.9	226.4
Weighted-average diluted shares outstanding	229.6	227.0	228.9	226.4

* Including related-party revenue of $287 for the nine months ended December 31, 2022.

** Including related-party cost of services of $1,382 for the nine months ended December 31, 2022.

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$(12)	$(106)	$(295)	$(637)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	183	260	58	(229)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(5)	(4)	21	(9)
Reclassification of (gains) losses to net income	(12)	2	(17)	1
Total unrealized gains (losses) on cash flow hedges	(17)	(2)	4	(8)
Retirement-related benefit plans:
Amortization of prior service (credits) costs	—	—	1	—
Amortization of net (gains) losses	(1)	10	2	30
Total retirement-related benefit plans	(1)	10	3	30
Other comprehensive income (loss), before tax	166	267	66	(207)
Income tax (expense) benefit related to items of other comprehensive income (loss)	6	(3)	1	(7)
Other comprehensive income (loss), net of tax	171	265	67	(214)
Total comprehensive income (loss)	$160	$159	$(228)	$(850)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	December 31,	March 31,
	2023	2023
Assets:
Current assets:
Cash and cash equivalents	$1,688	$1,847
Restricted cash	2	12
Accounts receivable (net of allowances for credit losses of $24 at December 31, 2023 and $32 at March 31, 2023)	1,658	1,523
Deferred costs (current portion)	924	1,070
Prepaid expenses and other current assets	578	510
Total current assets	$4,851	$4,963

Property and equipment, net	$2,806	$2,779
Operating right-of-use assets, net	915	964
Deferred costs (noncurrent portion)	987	1,166
Deferred taxes	208	248
Goodwill	809	812
Intangible assets, net	192	171
Pension assets	105	94
Other noncurrent assets	97	267
Total assets	$10,969	$11,464

Liabilities:
Current liabilities:
Accounts payable	$1,477	$1,774
Value-added tax and income tax liabilities	332	347
Current portion of long-term debt	628	110
Accrued compensation and benefits	559	533
Deferred income (current portion)	793	820
Operating lease liabilities (current portion)	257	316
Accrued contract costs	514	346
Other accrued expenses and liabilities	593	624
Total current liabilities	$5,152	$4,868

Long-term debt	$2,629	$3,111
Retirement and nonpension postretirement benefit obligations	493	504
Deferred income (noncurrent portion)	326	362
Operating lease liabilities (noncurrent portion)	700	707
Other noncurrent liabilities	375	450
Total liabilities	$9,676	$10,002
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: December 31, 2023 – 233.3, March 31, 2023 – 229.6)	$4,501	$4,428
Accumulated deficit	(2,274)	(1,978)
Treasury stock, at cost (shares: December 31, 2023 – 3.3, March 31, 2023 – 1.9)	(42)	(23)
Accumulated other comprehensive income (loss)	(995)	(1,062)
Total stockholders’ equity before non-controlling interests	$1,189	$1,365
Non-controlling interests	104	97
Total equity	$1,293	$1,462
Total liabilities and equity	$10,969	$11,464

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(295)	$(637)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	639	681
Depreciation of right-of-use assets	251	285
Amortization of transition costs and prepaid software	946	909
Amortization of capitalized contract costs	418	337
Amortization of acquisition-related intangible assets	23	36
Stock-based compensation	72	81
Deferred taxes	55	5
Net (gain) loss on asset sales and other	(6)	(17)
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,023)	(1,063)
Right-of-use assets and liabilities (excluding depreciation)	(269)	(275)
Workforce rebalancing liabilities	(28)	(1)
Receivables	(13)	647
Accounts payable	(339)	235
Taxes	(33)	(36)
Other assets and other liabilities	(90)	(418)
Net cash provided by operating activities	$309	$769

Cash flows from investing activities:
Capital expenditures	$(449)	$(711)
Proceeds from disposition of property and equipment	134	20
Other investing activities, net	(35)	(8)
Net cash used in investing activities	$(350)	$(699)

Cash flows from financing activities:
Debt repayments	$(103)	$(83)
Common stock repurchases for tax withholdings	(19)	(17)
Other financing activities, net	(1)	—
Net cash provided by (used in) financing activities	$(123)	$(100)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(5)	$(109)
Net change in cash, cash equivalents and restricted cash	$(169)	$(138)

Cash, cash equivalents and restricted cash at beginning of period	$1,860	$2,154
Cash, cash equivalents and restricted cash at end of period	$1,691	$2,016

Supplemental data
Income taxes paid, net of refunds received	$140	$109
Interest paid on debt	$108	$89

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2023	229.5	$4,476	$(1,167)	$(35)	$(2,262)	$100	$1,113
Net income (loss)					(12)		(12)
Other comprehensive income (loss), net of tax			171				171
Common stock issued under employee plans	1.1	25					25
Purchases of treasury stock	(0.5)			(7)			(7)
Changes in non-controlling interests						4	4
Equity – December 31, 2023	230.0	$4,501	$(995)	$(42)	$(2,274)	$104	$1,293

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2022	226.8	$4,370	$(1,567)	$(17)	$(1,136)	$96	$1,746
Net income (loss)					(106)		(106)
Other comprehensive income (loss), net of tax			265				265
Common stock issued under employee plans	1.1	27					27
Purchases of treasury stock	(0.4)			(4)			(4)
Changes in non-controlling interests						2	2
Equity – December 31, 2022	227.5	$4,397	$(1,303)	$(21)	$(1,241)	$99	$1,930

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(295)		(295)
Other comprehensive income (loss), net of tax			67				67
Common stock issued under employee plans	3.7	72					72
Purchases of treasury stock	(1.4)			(19)			(19)
Changes in non-controlling interests						7	7
Equity – December 31, 2023	230.0	$4,501	$(995)	$(42)	$(2,274)	$104	$1,293

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - April 1, 2022	224.5	$4,315	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)					(637)		(637)
Other comprehensive income (loss), net of tax			(214)				(214)
Common stock issued under employee plans	4.5	81					81
Purchases of treasury stock	(1.5)			(17)			(17)
Changes in non-controlling interests						5	5
Equity - December 31, 2022	227.5	$4,397	$(1,303)	$(21)	$(1,241)	$99	$1,930

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

In November 2021, our former Parent effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit of its Global Technology Services (“GTS”) segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. Kyndryl’s stock began trading as an independent company on November 4, 2021. In connection with the Separation, the Company entered into several agreements with IBM governing the relationship of the parties following the Separation.

Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the accompanying financial statements include all adjustments necessary to state fairly the Company’s financial position and its results of operations for all the periods presented. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report for the fiscal year ended March 31, 2023.

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

In September 2022, the FASB issued ASU 2022-04, which amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The requirement to present roll-forward information is effective for fiscal years beginning after December 15, 2023. The Company adopted the guidance at the beginning of fiscal year 2024. The Company did not have any outstanding obligations under supplier finance programs in the periods presented.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842) – Common-Control Arrangements. This guidance amends the accounting for leasehold improvements in common-control arrangements by requiring a lessee in a common-control arrangement to amortize leasehold improvements that it owns over the improvements’ useful life to the common-control group, regardless of the lease term, if the lessee continues to control the use of the underlying asset through a lease. This guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company has evaluated the impact of the amended guidance and concluded that the guidance does not have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement which requires a joint venture to measure all contributions received upon its formation at fair value. This guidance should be applied prospectively, effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. The Company has evaluated the impact of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The guidance should be applied retrospectively, effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures through improved reporting related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

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

At December 31, 2023, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $34.5 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the next two years, approximately 34 percent in the subsequent three years, and the balance thereafter.

During the three and nine months ended December 31, 2023, revenue was increased by $12 million and $24 million, respectively, and during the three and nine months ended December 31, 2022, revenue was decreased by $3 million and increased by $4 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	December 31,	March 31,
(Dollars in millions)	2023	2023
Accounts receivable (net of allowances for credit losses of $24 at December 31, 2023 and $32 at March 31, 2023) *	$1,658	$1,523
Contract assets **	31	30
Deferred income (current)	793	820
Deferred income (noncurrent)	326	362
*	Including unbilled receivable balances of $329 million at December 31, 2023 and $384 million at March 31, 2023.
**

Contract assets represent goods or services delivered by the Company, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and nine months ended December 31, 2023 that was included within the deferred income balance at the beginning of the period was $221 million and $501 million, respectively. The amount of revenue recognized during the three and nine months ended December 31, 2022 that was included within the deferred income balance at the beginning of the period was $249 million and $496 million, respectively.

Notes to Consolidated Financial Statements (continued)

The following table provides roll-forwards of the accounts receivable allowance for credit losses for the nine months ended December 31, 2023 and 2022.

	Nine Months Ended December 31,
(Dollars in millions)	2023	2022
Beginning balance	$32	$44
Additions (releases)	2	5
Write-offs	(6)	(8)
Other *	(4)	(6)
Ending balance	$24	$34
*	Primarily driven by currency effects.

The contract assets allowance for credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and nine months ended December 31, 2023 and 2022. Other than receivables due from our former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of December 31, 2023 or March 31, 2023.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at December 31, 2023 and March 31, 2023:

	December 31,	March 31,
(Dollars in millions)	2023	2023
Deferred transition costs	$781	$856
Prepaid software costs	637	782
Capitalized costs to fulfill contracts	214	285
Capitalized costs to obtain contracts	279	313
Total deferred costs *	$1,910	$2,236
*	Of the total deferred costs, $924 million was current and $987 million was noncurrent at December 31, 2023, and $1,070 million was current and $1,166 million was noncurrent at March 31, 2023.

The amount of total deferred costs amortized for the three months ended December 31, 2023 was $452 million, composed of $87 million of amortization of deferred transition costs, $227 million of amortization of prepaid software and $138 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the nine months ended December 31, 2023 was $1,364 million, composed of $259 million of amortization of deferred transition costs, $686 million of amortization of prepaid software and $418 million of amortization of capitalized contract costs.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding net interest expense, income taxes, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs, and currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

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

The following table reflects the results of the Company’s segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Revenue
United States	$1,032	$1,265	$3,305	$3,581
Japan	581	606	1,761	1,855
Principal Markets	1,446	1,472	4,395	4,460
Strategic Markets	877	961	2,741	2,874
Total revenue	$3,936	$4,303	$12,202	$12,771
Segment adjusted EBITDA
United States	$194	$271	$607	$639
Japan	94	90	278	318
Principal Markets	207	91	560	248
Strategic Markets	144	145	428	352
Total segment adjusted EBITDA	$640	$597	$1,872	$1,556

Notes to Consolidated Financial Statements (continued)

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Segment adjusted EBITDA	$640	$597	$1,872	$1,556
Workforce rebalancing charges	(19)	(10)	(115)	(16)
Charges related to ceasing to use leased/fixed assets and lease terminations	(14)	(10)	(24)	(10)
Transaction-related (costs) benefits	77	(48)	(12)	(218)
Stock-based compensation expense	(25)	(29)	(72)	(81)
Interest expense	(31)	(27)	(92)	(65)
Depreciation of property, equipment and capitalized software	(207)	(232)	(639)	(681)
Amortization expense	(322)	(336)	(968)	(945)
Corporate expense not allocated to the segments	(25)	(16)	(71)	(57)
Other adjustments*	(21)	(27)	(42)	(45)
Pretax income (loss)	$53	$(138)	$(165)	$(563)
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs, currency impacts of highly inflationary countries, and an adjustment to reduce amortization expense for the amount already included in transaction-related (costs) benefits above.

NOTE 5. TAXES

For the three months ended December 31, 2023, the Company’s effective tax rate was 122.6%, compared to 23.2% for the three months ended December 31, 2022. For the nine months ended December 31, 2023, the Company’s effective tax rate was (79.3%), compared to (13.1%) for the nine months ended December 31, 2022. The Company’s negative effective tax rates for the nine months ended December 31, 2023 and 2022 reflect a tax expense on a pretax book loss in those periods. The Company’s positive effective tax rate for the three months ended December 31, 2022 reflects tax benefits on a pretax loss resulting from return-to-provision adjustments recorded in that period.

The Company’s effective tax rate for the three months ended December 31, 2023 was higher than the Company’s statutory tax rate primarily due to taxes on foreign operations, uncertain tax positions and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. The Company’s effective tax rate for the nine months ended December 31, 2023 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The Company’s effective tax rate for the three months ended December 31, 2022 differed from the Company’s statutory tax rate primarily due to a benefit recorded during the period resulting from return-to-provision adjustments related to the filing of certain income tax returns. The Company’s effective tax rate for the nine months ended December 31, 2022 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and an increase in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized, partially offset by the benefit resulting from return-to-provision adjustments.

Notes to Consolidated Financial Statements (continued)

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2023	2022	2023	2022
Net income (loss) on which basic and diluted earnings per share is calculated	$(12)	$(106)	$(295)	$(637)
Number of shares on which basic and diluted earnings per share is calculated	229.6	227.0	228.9	226.4

Basic earnings (loss) per share	$(0.05)	$(0.47)	$(1.29)	$(2.81)
Diluted earnings (loss) per share	(0.05)	(0.47)	(1.29)	(2.81)

For the three and nine months ended December 31, 2023 and 2022, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted earnings (loss) per share because they would have been anti-dilutive:

	December 31,
(In millions)	2023	2022
Nonvested restricted stock units	9.1	9.9
Nonvested performance-conditioned stock units	3.5	2.5
Nonvested market-conditioned stock units	2.9	2.4
Stock options issued and outstanding	3.6	3.7
Total	19.1	18.6

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and nine months ended December 31, 2023 and 2022.

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2023 and March 31, 2023:

	Fair Value
	Hierarchy	At December 31, 2023			At March 31, 2023
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$4	$2	$3	$4	$3	$1
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	25	4	21	11	5	6
Total		$29	$5	$24	$15	$9	$6

The gross balances of derivative assets are contained within prepaid expenses and other current assets, and the gross balances of derivative liabilities are contained within other accrued expenses and liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at December 31, 2023 and March 31, 2023. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The

Notes to Consolidated Financial Statements (continued)

balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at December 31, 2023 and March 31, 2023 were $709 million and $814 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, and calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.0 billion as of December 31, 2023 and March 31, 2023, and an estimated fair value of $2.6 billion as of December 31, 2023 and $2.5 billion as of March 31, 2023.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized at the time of the transfer.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $846 million and $2.9 billion for the three and nine months ended December 31, 2023, respectively, and $930 million and $2.3 billion for the three and nine months ended December 31, 2022, respectively. The fees associated with the transfers of receivables were $11 million and $39 million for the three and nine months ended December 31, 2023, respectively, and $14 million and $34 million for the three and nine months ended December 31, 2022, respectively.

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

At December 31, 2023 and March 31, 2023, the total gross notional amount of foreign exchange contracts designated as cash flow hedges of forecasted foreign currency cost transactions was $281 million and $283 million, respectively. The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure. The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At December 31, 2023 and March 31, 2023, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

At December 31, 2023 and March 31, 2023, in connection with cash flow hedges of foreign currency cost transactions, the Company had net deferred gains of $5 million and $1 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $5 million (before taxes) of net deferred gains on derivatives in AOCI at December 31, 2023 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements (continued)

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets, liabilities and earnings across its subsidiaries. These contracts are not designated as hedging instruments, and therefore changes in fair value of these contracts are reported in earnings in other expense (income) in the Consolidated Income Statement. The gains and losses on these contracts generally offset the gains and losses in the underlying hedged exposures, which are also reported in other expense (income) in the Consolidated Income Statement. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year. At December 31, 2023 and March 31, 2023, the total gross notional amount of derivative instruments in economic hedges of foreign currency exposure was $2.4 billion and $1.5 billion, respectively.

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income
Three months ended December 31:	2023	2022	Line Item	2023	2022
Foreign exchange contracts	$(5)	$(4)	Cost of services	$12	$(2)
Total	$(5)	$(4)		$12	$(2)

	Unrealized Gain (Loss)		Consolidated	Gain (Loss)
(Dollars in millions)	Recognized in OCI		Income Statement	Reclassified from AOCI
Nine months ended December 31:	2023	2022	Line Item	2023	2022
Foreign exchange contracts	$21	$(9)	Cost of services	$17	$(1)
Total	$21	$(9)		$17	$(1)

For the three and nine months ended December 31, 2023 and 2022, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended December 31:	Line Item	2023	2022
Foreign exchange contracts	Other expense (income)	$36	$43
Total		$36	$43

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Nine months ended December 31:	Line Item	2023	2022
Foreign exchange contracts	Other expense (income)	$(17)	$27
Total		$(17)	$27

Notes to Consolidated Financial Statements (continued)

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At December 31, 2023			At March 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$153	$(37)	$117	$83	$(15)	$68
Customer relationships*	226	(160)	66	232	(141)	91
Completed technology	20	(20)	—	20	(20)	—
Patents and trademarks*	17	(8)	10	18	(6)	13
Total	$417	$(225)	$192	$353	$(182)	$171

* Amounts include effects from currency translation.

The net carrying amount of intangible assets increased by $21 million during the nine months ended December 31, 2023, primarily due to additions in capitalized software, partially offset by amortization and foreign currency translation. The aggregate intangible asset amortization expense was $17 million and $44 million for the three and nine months ended December 31, 2023, compared to $11 million and $36 million for the three and nine months ended December 31, 2022, respectively. This included amortization of capitalized software of $9 million and $21 million for the three and for the nine months ended December 31, 2023, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at December 31, 2023:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2024 (remaining three months)	$10	$7	$1	$18
2025	40	22	3	66
2026	38	19	3	60
2027	28	16	3	47
2028	—	1	—	1
Thereafter	—	1	—	1

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the nine months ended December 31, 2023 were as follows:

		Additions and
(Dollars in millions)	Balance at	Other	Balance at
Segment	March 31, 2023	Adjustments*	December 31, 2023
United States	$—	$—	$—
Japan	495	(3)	492
Principal Markets	142	—	142
Strategic Markets	176	—	176
Total	$812	$(3)	$809

* Primarily driven by foreign currency translation.

There were no goodwill impairment losses recorded for the nine months ended December 31, 2023 and 2022. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			December 31,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2023	2023
Unsecured floating-rate term loan	6.58% *	November 2024	$500	$500
Commercial loan agreement	3.00%	July 2026	75	96
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations	5.38% **	2024-2028	297	242
			$3,272	$3,238
Less: Unamortized discount			4	5
Less: Unamortized debt issuance costs			12	13
Less: Current portion of debt			628	110
Total long-term debt			$2,629	$3,111

* Floating rate calculated as of December 31, 2023, using a rate equal to one-month SOFR plus 1.225%. Refer to Note 2 – Accounting Pronouncements for additional information.

** Represents the weighted-average interest rate.

Notes to Consolidated Financial Statements (continued)

Contractual obligations of long-term debt outstanding at December 31, 2023, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2024 (remaining three months)	$7
2025	529
2026	29
2027	710
2028	—
Thereafter	1,700
Total	$2,975

*    Contractual obligations approximate scheduled repayments.

During the three and nine months ended December 31, 2023, the right-of-use assets obtained in exchange for new finance lease liabilities were $42 million and $192 million, respectively. During the three and nine months ended December 31, 2022, the right-of-use assets obtained in exchange for new finance lease liabilities were $21 million and $58 million, respectively.

As of December 31, 2023, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at December 31, 2023 and March 31, 2023 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the three and nine months ended December 31, 2023, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

As a company with approximately 80,000 employees and with clients around the world, Kyndryl is subject to, or could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. Given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients could become subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of Kyndryl’s scope and scale, the Company is subject to, or could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to contracts, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, a party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, or may be, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.

The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In accordance with the relevant accounting guidance, the Company provides disclosures of matters for which the likelihood of material loss is at least

Notes to Consolidated Financial Statements (continued)

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

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. IBM and Kyndryl have commenced arbitration proceedings related to certain of these matters. The Company anticipates that some of these proceedings may conclude as early as the first half of calendar year 2024, while others are in preliminary stages. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

Notes to Consolidated Financial Statements (continued)

NOTE 11. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and nine months ended December 31, 2023 and 2022:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended December 31, 2023:
Foreign currency translation adjustments	$183	$—	$183
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(5)	$4	$—
Reclassification of (gains) losses to net income	(12)	—	(12)
Total unrealized gains (losses) on cash flow hedges	$(17)	$4	$(12)
Retirement-related benefit plans*:
Amortization of prior service (credits) costs	$—	$(1)	$(1)
Amortization of net (gains) losses	(1)	3	2
Total retirement-related benefit plans	$(1)	$2	$1
Other comprehensive income (loss)	$166	$6	$171

For the three months ended December 31, 2022:
Foreign currency translation adjustments	$260	$—	$260
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$—	$(4)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(2)	$—	$(2)
Retirement-related benefit plans – amortization of net (gains) losses*	$10	$(3)	$7
Other comprehensive income (loss)	$267	$(3)	$265

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the nine months ended December 31, 2023:
Foreign currency translation adjustments	$58	$—	$58
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$21	$1	$22
Reclassification of (gains) losses to net income	(17)	—	(17)
Total unrealized gains (losses) on cash flow hedges	$4	$1	$5
Retirement-related benefit plans*:
Amortization of prior service (credits) costs	$1	$(1)	$(1)
Amortization of net (gains) losses	2	2	4
Total retirement-related benefit plans	$3	$1	$4
Other comprehensive income (loss)	$66	$1	$67

For the nine months ended December 31, 2022:
Foreign currency translation adjustments	$(229)	$—	$(229)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(9)	$2	$(7)
Reclassification of (gains) losses to net income	1	—	1
Total unrealized gains (losses) on cash flow hedges	$(8)	$2	$(6)
Retirement-related benefit plans – amortization of net (gains) losses*	$30	$(9)	$21
Other comprehensive income (loss)	$(207)	$(7)	$(214)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 12 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
October 1, 2023	$17	$(1,045)	$(139)	$(1,167)
Other comprehensive income (loss)	(12)	183	1	171
December 31, 2023	$5	$(862)	$(138)	$(995)

October 1, 2022	$(1)	$(1,223)	$(343)	$(1,567)
Other comprehensive income (loss)	(2)	260	7	265
December 31, 2022	$(3)	$(963)	$(336)	$(1,303)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	5	58	4	67
December 31, 2023	$5	$(862)	$(138)	$(995)

April 1, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(6)	(229)	21	(214)
December 31, 2022	$(3)	$(963)	$(336)	$(1,303)

*	Foreign currency translation adjustments are presented gross.

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Service cost	$10	$12	$28	$36
Interest cost*	14	9	43	27
Expected return on plan assets*	(15)	(10)	(46)	(32)
Amortization of prior service costs (credits)*	—	—	1	—
Recognized actuarial losses (gains)*	1	10	3	30
Curtailments and settlements*	3	—	3	—
Net periodic pension cost	$14	$20	$33	$61

* These components of net periodic pension cost are included in other expense (income) in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for the periods presented.

Notes to Consolidated Financial Statements (continued)

NOTE 13. TRANSACTIONS WITH FORMER PARENT

Change in Beneficial Ownership

IBM ceased to be a related party of Kyndryl in August 2022 after IBM transferred all of its 19.9% retained interest in Kyndryl common stock to a third-party financial institution through exchange agreements in May and August 2022. Transactions related to former Parent after August 11, 2022 are no longer reported as related-party activities. As a result, there was no related party revenue or cost of services recognized for the three and nine months ended December 31, 2023 and the three months ended December 31, 2022.

Revenue and Purchases Related to Former Parent

Kyndryl provides various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Related-party revenue generated from these services was $287 million for the nine months ended December 31, 2022. During the three months ended December 31, 2023, the Company reached an agreement to collect previously reserved receivables from our former Parent, which resulted in a gain recorded within transaction-related costs (benefits).

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $1,382 million for the nine months ended December 31, 2022. The related-party cost for this prior-year period includes outsourcing goods and services provided by the former Parent to Kyndryl’s customers post-Separation.

Capital expenditures for purchases of IBM hardware were reflected as related-party payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amount of $89 million for the nine months ended December 31, 2022. Additionally, as part of the Separation, IBM committed to provide Kyndryl, at no cost, up to $265 million of upgraded hardware ordered over a two-year period. For the three and nine months ended December 31, 2023, $71 million and $181 million, respectively, of the upgraded hardware committed by IBM was delivered to Kyndryl. For the three and nine months ended December 31, 2022, $21 million and $41 million, respectively, of the upgraded hardware committed by IBM was delivered to Kyndryl. From the inception of the program to date, $265 million of upgraded hardware committed by IBM has been delivered to Kyndryl. The amounts committed by IBM were initially reflected within other assets (noncurrent) and subsequently reclassified to property and equipment within the Consolidated Balance Sheet. The expected average useful life of the upgraded hardware is approximately five years, and the Company intends to recognize total depreciation approximating $265 million over the useful life, consistent with our depreciation policy.

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the fiscal year ended March 31, 2023, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency. These actions are anticipated to occur over several quarters and result in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges (collectively, the “charges”). We expect the total charges to be incurred for this program to be approximately $300 million, consisting of approximately 65% for workforce rebalancing charges and approximately 35% for charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment. We will continue to seek opportunities to increase our operational efficiency and reduce costs, which may result in additional charges in future periods.

Notes to Consolidated Financial Statements (continued)

The following table presents the segment breakout of charges incurred during the three and nine months ended December 31, 2023 and during the full length of the program.

	Three Months Ended	Nine Months Ended	Costs Incurred
(Dollars in millions)	December 31, 2023	December 31, 2023	to Date
United States	$13	$28	$42
Japan	—	2	4
Principal Markets	12	55	118
Strategic Markets	7	52	99
Corporate charges not allocated to the segments	—	3	13
Total charges	$33	$140	$275

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three and nine months ended December 31, 2023 and during the full length of the program. Charges in the three and nine months ended December 31, 2022 were immaterial.

	Three Months Ended	Nine Months Ended	Costs Incurred
(Dollars in millions)	December 31, 2023	December 31, 2023	to Date
Cost of services	$14	$11	$82
Selling, general and administrative expenses	1	14	23
Workforce rebalancing charges	19	115	171
Total charges	$33	$140	$275

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the nine months ended December 31, 2023.

		Liabilities	Liabilities	Liabilities
	Workforce	Related to	Related to	Related to
	Rebalancing	Ceasing to Use	Lease	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Terminations	Fixed Assets	Total
Balance at March 31, 2023	$55	$—	$3	$—	$58
Charges / (benefits)	115	10	(1)	16	140
Cash payments	(130)	—	(2)	(6)	(138)
Non-cash adjustments	(1)	(10)	—	(10)	(21)
Balance at December 31, 2023	$39	$—	$—	$—	$39
*	Excludes historical workforce rebalancing liabilities of $42 million as of March 31, 2023 and $29 million as of December 31, 2023 as well as $1 million of non-cash adjustments and $11 million cash paid for these historical workforce rebalancing liabilities for the nine months ended December 31, 2023 that were inherited from the former Parent. Workforce rebalancing liabilities are recorded within Other Liabilities on the Consolidated Balance Sheet.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023

Overview

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$3,936	$4,303	$12,202	$12,771
Revenue growth (GAAP)	(9)%	(6)%	(4)%	(8)%
Revenue growth in constant currency(1)	(10)%	3%	(5)%	0%
Net income (loss)	$(12)	$(106)	$(295)	$(637)
Adjusted EBITDA(1)	$615	$580	$1,801	$1,499

(1)   Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results” below.

	December 31,	March 31,
(Dollars in millions)	2023	2023
Assets	$10,969	$11,464
Liabilities	9,676	10,002
Equity	1,293	1,462

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

Financial Performance Summary

Macro Dynamics

In fiscal year 2024, we have seen continuing demand for information technology services, despite concerns about economic growth, increased geopolitical tensions, inflationary pressures and government efforts to stem inflation. Although government efforts to stem inflation are expected to suppress economic growth, most economists, including the International Monetary Fund, continue to expect positive global macroeconomic growth in calendar year 2024.

Financial Performance

For the three months ended December 31, 2023, we reported $3.9 billion in revenue, a decline of 9 percent compared to the three months ended December 31, 2022. The revenue decline was largely attributable to actions the Company has taken to reduce unprofitable and low-margin components of its customer relationships. United States revenue declined 18 percent, Japan revenue declined 4 percent, Principal Markets revenue declined 2 percent and Strategic Markets revenue decreased 9 percent, compared to the three months ended December 31, 2022. Net loss of $12 million improved by $94 million versus the prior-year period driven by progress on our key initiatives to drive operating efficiencies, increased margins and the impact of an agreement to collect previously reserved receivables from our former Parent.

Management Discussion (continued)

For the nine months ended December 31, 2023, we reported $12.2 billion in revenue, a decline of 4 percent compared to the nine months ended December 31, 2022. The revenue decline was largely attributable to actions the Company has taken to reduce unprofitable and low-margin components of its customer relationships. United States revenue declined 8 percent, Japan revenue declined 5 percent, Principal Markets revenue declined 1 percent and Strategic Markets revenue decreased 5 percent, compared to the nine months ended December 31, 2022. Net loss of $295 million improved by $342 million versus the prior-year period driven by progress on our key initiatives to drive operating efficiencies, increased margins and the impact of an agreement to collect previously reserved receivables from our former Parent.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and nine months ended December 31, 2023 and 2022. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended December 31,		Year-over-Year Change	Nine Months Ended December 31,		Year-over-Year Change
(Dollars in millions)	2023	2022	2023 vs. 2022	2023	2022	2023 vs. 2022
Revenue
United States	$1,032	$1,265	(18)%	$3,305	$3,581	(8)%
Japan	581	606	(4)%	1,761	1,855	(5)%
Principal Markets	1,446	1,472	(2)%	4,395	4,460	(1)%
Strategic Markets	877	961	(9)%	2,741	2,874	(5)%
Total revenue	$3,936	$4,303	(9)%	$12,202	$12,771	(4)%
Revenue growth in constant currency(1)	(10)%	3%		(5)%	0%
Adjusted EBITDA(1)
United States	$194	$271	(28)%	$607	$639	(5)%
Japan	94	90	5%	278	318	(12)%
Principal Markets	207	91	128%	560	248	126%
Strategic Markets	144	145	(0)%	428	352	21%
Corporate and other(2)	(25)	(16)	NM	(71)	(57)	NM
Total adjusted EBITDA(1)	$615	$580	6%	$1,801	$1,499	20%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding net interest expense, income taxes, depreciation and

Management Discussion (continued)

amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges, impairment expense, significant litigation costs and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business. We provide this non-GAAP financial measure as we believe it enhances visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Net income (loss)	$(12)	$(106)	$(295)	$(637)
Provision for (benefit from) income taxes	65	(32)	131	74
Workforce rebalancing charges	19	10	115	16
Charges related to ceasing to use leased/fixed assets and lease terminations	14	10	24	10
Transaction-related costs (benefits)	(77)	48	12	218
Stock-based compensation expense	25	29	72	81
Interest expense	31	27	92	65
Depreciation of property, equipment and capitalized software	207	232	639	681
Amortization expense	322	336	968	945
Other adjustments*	21	27	42	45
Adjusted EBITDA (non-GAAP)	$615	$580	$1,801	$1,499
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs, currency impacts of highly inflationary countries, and an adjustment to reduce amortization expense for the amount already included in transaction-related costs (benefits) above.

United States

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$1,032	$1,265	$3,305	$3,581
Revenue year-over-year change	(18)%	6%	(8)%	0%
Adjusted EBITDA	$194	$271	$607	$639
Adjusted EBITDA year-over-year change	(28)%		(5)%

For the three months ended December 31, 2023, United States revenue of $1.0 billion decreased 18 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues and lower revenue from contracts with minimum annual revenue commitments. Adjusted EBITDA decreased $77 million from the prior-year quarter, primarily driven by lower revenue from contracts with minimum annual revenue commitments and an increase in software costs of $16 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Management Discussion (continued)

For the nine months ended December 31, 2023, United States revenue of $3.3 billion decreased 8 percent compared to the nine months ended December 31, 2022, driven by the Company’s efforts to reduce certain low-margin revenues. Adjusted EBITDA decreased $32 million from the prior-year period, primarily driven by an increase in software costs of $48 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments, partially offset by increased operating efficiencies and higher margins on recent signings.

Japan

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$581	$606	$1,761	$1,855
Revenue year-over-year change	(4)%	(11)%	(5)%	(14)%
Revenue growth in constant currency	0%	10%	(1)%	5%
Adjusted EBITDA	$94	$90	$278	$318
Adjusted EBITDA year-over-year change	5%		(12)%

For the three months ended December 31, 2023, Japan revenue of $581 million decreased 4 percent compared to the prior-year quarter, driven by an unfavorable currency exchange rate impact of four points. Adjusted EBITDA increased $4 million from the prior-year quarter, due to a decrease in software costs of $3 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

For the nine months ended December 31, 2023, Japan revenue of $1.8 billion decreased 5 percent compared to the nine months ended December 31, 2022, driven primarily by an unfavorable currency exchange rate impact of four points. Adjusted EBITDA decreased $40 million from the prior-year period, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

Principal Markets

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$1,446	$1,472	$4,395	$4,460
Revenue year-over-year change	(2)%	(12)%	(1)%	(15)%
Revenue growth in constant currency	(5)%	(2)%	(4)%	(5)%
Adjusted EBITDA	$207	$91	$560	$248
Adjusted EBITDA year-over-year change	128%		126%

For the three months ended December 31, 2023, Principal Markets revenue of $1.4 billion decreased 2 percent compared to the prior-year quarter, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customers relationships. Adjusted EBITDA increased $116 million from the prior-year quarter, primarily due to increased operating efficiencies, higher margins on recent signings and a decrease in software costs of $20 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

For the nine months ended December 31, 2023, Principal Markets revenue of $4.4 billion decreased 1 percent compared to the nine months ended December 31, 2022, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $312 million from the prior-year period, primarily due to increased operating efficiencies, higher margins on recent signings and a decrease in software costs of $59 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Management Discussion (continued)

Strategic Markets

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2023	2022	2023	2022
Revenue	$877	$961	$2,741	$2,874
Revenue year-over-year change	(9)%	(5)%	(5)%	(1)%
Revenue growth in constant currency	(13)%	2%	(8)%	7%
Adjusted EBITDA	$144	$145	$428	$352
Adjusted EBITDA year-over-year change	(0)%		21%

For the three months ended December 31, 2023, Strategic Markets revenue of $877 million decreased 9 percent compared to the prior-year quarter, including a favorable currency exchange rate impact of four points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA was largely unchanged from the prior-year quarter, due to increased operating efficiencies and higher margins on recent signings, offset by an increase in software costs of $7 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

For the nine months ended December 31, 2023, Strategic Markets revenue of $2.7 billion decreased 5 percent compared to the nine months ended December 31, 2022, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $76 million from the prior-year period, primarily due to increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $20 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $25 million in the three months ended December 31, 2023, compared to a loss of $16 million in the three months ended December 31, 2022. Corporate and other had an adjusted EBITDA loss of $71 million in the nine months ended December 31, 2023, compared to a loss of $57 million in the nine months ended December 31, 2022.

Costs and Expenses

	Three Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$3,936	$4,303	100.0%	100.0%	(9)%
Cost of services	3,184	3,596	80.9%	83.6%	(11)%
Selling, general and administrative expenses	705	731	17.9%	17.0%	(4)%
Workforce rebalancing charges	19	10	0.5%	0.2%	94%
Transaction-related costs (benefits)	(77)	48	(2.0)%	1.1%	NM
Interest expense	31	27	0.8%	0.6%	16%
Other expense	21	30	0.5%	0.7%	(30)%
Income (loss) before income taxes	$53	$(138)

NM – not meaningful

Cost of services was 80.9% of revenue in the three months ended December 31, 2023, compared to 83.6% in the three months ended December 31, 2022, driven by increased operating efficiencies, higher margins on recent signings, and actions the Company has taken to reduce low-margin components of its customer relationships. Selling, general and administrative expenses were 17.9% of revenue in the three months ended December 31, 2023 compared to 17.0% in the prior-year quarter, driven by lower revenue, partially offset by reduced expenses. Workforce rebalancing

Management Discussion (continued)

charges were 0.5% of revenue in the three months ended December 31, 2023 versus 0.2% of revenue in the prior-year quarter, due to workforce rebalancing actions taken in the third quarter of fiscal 2024. Transaction-related costs (benefits) were (2.0)% of revenue in the three months ended December 31, 2023 compared to 1.1% in the prior-year quarter, driven by the impact of an agreement to collect previously reserved receivables from our former Parent. Interest expense was 0.8% of revenue in the three months ended December 31, 2023 compared to 0.6% in the prior-year quarter.

	Nine Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2023	2022	2023	2022	2023 vs. 2022
Revenue	$12,202	$12,771	100.0%	100.0%	(4)%
Cost of services	10,055	10,886	82.4%	85.2%	(8)%
Selling, general and administrative expenses	2,059	2,131	16.9%	16.7%	(3)%
Workforce rebalancing charges	115	16	0.9%	0.1%	NM
Transaction-related costs	12	218	0.1%	1.7%	(94)%
Interest expense	92	65	0.8%	0.5%	41%
Other expense	34	16	0.3%	0.1%	104%
Income (loss) before income taxes	$(165)	$(563)

NM – not meaningful

Cost of services was 82.4% of revenue in the nine months ended December 31, 2023, compared to 85.2% in the nine months ended December 31, 2022, driven by increased operating efficiencies, higher margins on recent signings and actions the Company has taken to reduce low-margin components of its customer relationships. Selling, general and administrative expenses were 16.9% of revenue in the nine months ended December 31, 2023 compared to 16.7% in the nine months ended December 31, 2022, driven by lower revenue, partially offset by reduced expenses. Workforce rebalancing charges were 0.9% of revenue in the nine months ended December 31, 2023 versus 0.1% of revenue in the prior-year period, due to workforce rebalancing actions taken in the first nine months of fiscal 2024. Transaction-related costs were 0.1% of revenue in the nine months ended December 31, 2023 compared to 1.7% in the prior-year period, driven by reduced rebranding and employee-retention costs and the favorable impact of an agreement to collect previously reserved receivables from our former Parent. Interest expense was 0.8% of revenue in the nine months ended December 31, 2023 compared to 0.5% in the prior-year period.

Stock-Based Compensation

In the nine months ended December 31, 2023, the Company granted equity awards to employees. These awards included 2.8 million restricted stock units that will vest ratably over four years; 2.0 million performance-conditioned stock units that are based on the attainment of operational milestones; and 0.6 million market-conditioned performance stock units that are based on the performance of the Company’s stock relative to that of its peers. Both types of performance-based awards will cliff vest based on the extent to which the performance criteria have been achieved as soon as practicable following the completion of the performance period on March 31, 2026. The total grant date fair value of the RSUs was determined using the stock price at the grant date and will be recognized as stock-based compensation expense on a straight-line basis net of actual forfeitures over the vesting period. The fair value of the performance-conditioned performance stock units ($13.37 per unit) was determined using the stock price at the grant date and will be adjusted and recognized as stock-based compensation expense based upon the probability of achievement of performance targets at each reporting period over the vesting period. The fair value of the market-conditioned performance stock units ($14.10 per unit) was determined at the grant date using a Monte Carlo simulation model and will be recognized as stock-based compensation expense on a straight-line basis net of actual forfeitures over the vesting period. Dividend equivalents are not paid on the stock awards described above. The expense associated with these awards were $6 million and $9 million for the three and nine months ended December 31, 2023, respectively.

Management Discussion (continued)

Transaction-Related Costs (Benefits)

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs (benefits)” in the Consolidated Income Statement. Transaction-related costs include expenditures incurred to prepare for and execute the Separation and establish Kyndryl as a standalone business. These include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration.

Workforce Rebalancing and Site-Rationalization Charges

During the fiscal year ending March 31, 2023, management initiated certain actions to reduce our overall cost structure and increase our operating efficiency. These actions include workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. As a result, we disposed of these assets through abandonment or early termination. During the three months ended December 31, 2023, the Company recognized $19 million in workforce rebalancing charges and $14 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. During the nine months ended December 31, 2023, the Company recognized $115 million in workforce rebalancing charges and $24 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Management expects total future charges for this program to be approximately $25 million, primarily relating to workforce rebalancing. The Company estimates that the program in aggregate will require a cash outlay of approximately $300 million, of which approximately $170 million has been paid through December 31, 2023 (including $30 million of contractual payments toward leased assets we have ceased to use) and approximately $60 million is expected to be paid through the end of fiscal year 2024, and the remainder thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by approximately $300 million in fiscal year 2024. There can be no guarantee that we will achieve our expected cost savings. The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 14 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Income Taxes

The provision for income taxes for the three months ended December 31, 2023 was $65 million of expense, compared to a $32 million benefit for the three months ended December 31, 2022. Our income tax expense for the three months ended December 31, 2023 was primarily related to taxes on foreign operations, uncertain tax positions and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. Our income tax benefits for the three months ended December 31, 2022 were primarily due to return-to-provision adjustments related to the filing of income tax returns.

The provision for income taxes for the nine months ended December 31, 2023 was $131 million of expense, compared to $74 million of expense for the nine months ended December 31, 2022. Our income tax expense for the nine months ended December 31, 2023 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. Our income tax expense for the nine months ended December 31, 2022 was primarily related to taxes on foreign operations and an increase in valuation allowances against deferred tax assets that are not more likely than not to be realized, partially offset by the benefit resulting from return-to-provision adjustments related to the filing of income tax returns.

Management Discussion (continued)

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

Financial Position

Dynamics

Total assets of $11.0 billion decreased by $495 million (and decreased by $572 million adjusted for currency) from March 31, 2023, primarily driven by: a decrease in deferred costs of $326 million due to amortization outpacing additions; and a decrease in cash and cash equivalents of $159 million mainly due to our net loss in the period; partially offset by an increase of $135 million in accounts receivable due to the timing of billing and collection and the release of reserves for certain receivables from our former Parent.

Total liabilities of $9.7 billion decreased by $326 million (and decreased by $352 million adjusted for currency) from March 31, 2023, primarily as a result of: a decrease in accounts payable of $297 million due to lower costs and the timing of payments; and a decrease in deferred income of $63 million; partially offset by an increase in accrued contract costs of $169 million due to the timing of vendors’ billings.

Total equity of $1.3 billion decreased $169 million from March 31, 2023, principally due to our comprehensive loss in the period.

Working Capital

	December 31,	March 31,
(Dollars in millions)	2023	2023
Current assets	$4,851	$4,963
Current liabilities	5,152	4,868
Working capital	$(301)	$95

Working capital decreased $396 million from March 31, 2023. Current assets decreased $112 million (and decreased $128 million adjusted for currency) primarily driven by: a decrease of $159 million in cash and cash equivalents and a decrease of $147 million in deferred costs (current); partially offset by an increase of $135 million in accounts receivable. Current liabilities increased $285 million (and increased $269 million adjusted for currency) driven by the $500 million floating-rate term loan due in November 2024 being classified as a current liability and an increase in accrued contract costs of $169 million; partially offset by a decrease in accounts payable of $297 million.

Noncurrent Assets and Liabilities

Noncurrent assets of $6.1 billion at December 31, 2023 decreased by $383 million (and decreased by $444 million adjusted for currency) compared to March 31, 2023, driven by a decrease in deferred costs (noncurrent) of $179 million; a decrease in operating right-of-use assets of $49 million; and a decrease in deferred tax assets of $41 million.

Noncurrent liabilities of $4.5 billion at December 31, 2023 decreased by $610 million (and decreased by $620 million adjusted for currency) compared to March 31, 2023, mainly driven by the $500 million floating-rate term loan due in November 2024 being classified as a current liability and a decrease in deferred income (noncurrent) of $36 million.

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Nine Months Ended December 31,
(Dollars in millions)	2023	2022
Net cash provided by (used in):
Operating activities	$309	$769
Investing activities	(350)	(699)
Financing activities	(123)	(100)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5)	(109)
Net change in cash, cash equivalents and restricted cash	$(169)	$(138)

Net cash provided by operating activities was $309 million in the nine months ended December 31, 2023, compared to net cash provided of $769 million in the prior-year period mainly due to the timing of receivable collections and vendor payments.

Net cash used in investing activities was $350 million in the nine months ended December 31, 2023, compared to a net cash use of $699 million in the prior-year period due to lower capital expenditures.

Net cash used in financing activities totaled $123 million in the nine months ended December 31, 2023, compared to net cash used in financing activities of $100 million in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in billions)	2023	2022	2023	2022
Total signings	$3.7	$3.2	$8.9	$8.6

Signings increased by $492 million in the three months ended December 31, 2023, or 15%, compared to the prior-year quarter. Signings increased by $289 million in the nine months ended December 31, 2023, or 3%, compared to the nine months ended December 31, 2022. We believe that the estimated values of signings provide insight into the Company’s potential future revenue and are a tool to monitor trends in the business, including the business’ ability to attract new customers and sell additional scope into our existing customer base, and we believe signings are helpful information for investors. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Term Loan and Revolving Credit Facility

In October 2021, we entered into a $500 million three-year variable rate term loan credit agreement (the “Term Loan Credit Agreement”). In November 2021, we drew down the full $500 million available under the Term Loan Credit Agreement. The term loan due in November 2024 became classified as a current liability in November 2023. We intend to refinance this term loan in the first half of calendar year 2024, prior to its maturity, subject to market conditions.

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

The Revolving Credit Agreement expires, unless extended, in October 2026, and the Term Loan Credit Agreement matures, unless extended, in November 2024. Interest rates on borrowings under the Credit Agreements are based on prevailing market interest rates, plus a margin, as further described in the Credit Agreements. As of December 31, 2023, there were no borrowings under the Revolving Credit Agreement.

We may voluntarily prepay our debt without premium or penalty, subject to customary “breakage” costs. The Company is in compliance with all of its debt covenants for all periods presented.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically

Management Discussion (continued)

resets to a term of 18 months after every six months, unless either party elects not to extend. The second agreement was executed in June 2022 with a separate third-party financial institution and renews automatically on its anniversary date.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under such programs were $846 million and $2.9 billion for the three and nine months ended December 31, 2023, respectively, and $930 million and $2.3 billion for the three and nine months ended December 31, 2022, respectively. The fees associated with the transfers of receivables were $11 million and $39 million for the three and nine months ended December 31, 2023, respectively, and $14 million and $34 million for the three and nine months ended December 31, 2022, respectively.

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

Management Discussion (continued)

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

Changes in Internal Control over Financial Reporting

During the nine months ended December 31, 2023, we completed the implementation of a new enterprise resource planning system. The implementation included changes to certain financial processes impacting key controls related to our internal controls over financial reporting. We have updated our internal controls as appropriate in light of the system implementation and will continue to monitor the impact of the implementation on our processes, procedures and internal control over financial reporting. There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1

The Separation and Distribution Agreement, dated as of November 2, 2021, by and between International Business Machines Corporation and the registrant, was filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021, and is hereby incorporated by reference.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	February 7, 2024
		By:	/s/ Vineet Khurana

Vineet Khurana
Senior Vice President and Global Controller (Principal Accounting Officer and Authorized Signatory)