Form 10-K
period 2024-03-31
Kyndryl Holdings, Inc.
filed 2024-05-30
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended March 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.4 billion, based on the closing price on September 29, 2023, the last day of business of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 23, 2024 was 230,513,437.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Our Company

Kyndryl Holdings, Inc. (“we,” “Kyndryl” or the “Company”) is a leading technology services company and the largest IT infrastructure services provider in the world, serving thousands of enterprise customers and with operations in over 60 countries. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems. Our purpose is to design, build and manage secure and responsive private, public and multi-cloud environments to serve our customers’ needs and accelerate their digital transformations.

We provide engineering talent, operating solutions and insights derived from our knowledge and data around IT systems. This enables us to deliver advisory, implementation and managed services at scale across technology infrastructures that allow our customers to de-risk and realize the full value of their digital transformations. We do this while embracing new technologies and solutions and continually expanding our skills and capabilities, as we help advance the vital systems that power progress for our customers. We deliver technology services capabilities, insights and depth of expertise to modernize and manage IT environments based on our customers’ unique needs. We offer services across domains such as cloud services, core enterprise and zCloud services, applications, data and artificial intelligence (“AI”) services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud and on-premises environments as “one” for our customers, enabling them to scale seamlessly.

To deliver these services, we rely on our team of skilled practitioners, consisting of approximately 80,000 professionals. Since our large and diversified customer base operates in multiple industries and geographies, we utilize a flexible labor and delivery model with a balanced mix of global and local talent as needed to meet customer-specific needs, regulatory requirements and data protection and labor laws. Our employees leverage their deep engineering expertise and extensive experience operating complex and heterogeneous technology environments to drive service quality, intellectual property development and our long-term trusted customer relationships.

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

Our approach has enabled us to reach significant scale, with $16.1 billion in revenue in fiscal year 2024, which ended March 31, 2024. We are focused on driving revenue growth with sustainable margins by extending our leadership in the markets in which we operate while investing in our capabilities and expanding our high-value, next-generation services consistent with customer needs.

Kyndryl’s Spin-off

In November 2021, our former parent company, International Business Machines Corporation (“IBM”, “Parent” or “former Parent”) effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit (the “Kyndryl Businesses”) of its Global Technology Services segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders (the “Distribution”). On November 3, 2021, the Separation was achieved through the former Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the former Parent’s common stock as of the close of business on the record date of October 25, 2021. Kyndryl’s stock began trading as an independent company on November 4, 2021, and IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off.

Our Industry and Market Opportunity

We operate in an industry that provides services for the technology environments that power customers’ businesses. These services span areas such as management of mission-critical systems across dedicated data centers and multiple clouds. As customers advance their digital transformations, they are looking for partners that understand their business objectives and unique digital journeys and have the skills to engineer and operate the IT environments to enable their transformations. Our long-standing position as an informed and trusted partner, with decades-long relationships and leading capabilities, provides us with the knowledge and expertise to help existing and new customers realize their future.

The markets for these services are large and dynamic. We estimate that these markets, which are a subset of the total IT services market, collectively represent a $586 billion opportunity in calendar year 2024. Growth in this market is driven by services that are aligned to customers’ transformations, including public cloud managed services, data services, security services, intelligent automation services and managed services for edge environments.

Several trends underpin the growth of our market, including:

●	Greater demand for digital transformation services. Companies continue to digitally transform to deliver better customer experiences and compete more effectively, which drives the need for services to support modernization of IT within the enterprise. This trend has expanded in recent years as organizations look to further their digital capabilities and new technologies proliferate. While customers seek to transform, skills availability often represents a challenge, with lack of skills often being an impediment to transformation of the IT environment.
●	Ongoing migration to cloud. Companies continue to move workloads to the cloud, adopting new capabilities for flexibility, workload portability and management. Public cloud is an increasingly critical component of enterprise IT strategy, and hybrid and multi-cloud technologies offer flexibility to achieve security, performance and cost savings needed for critical workloads. These transitions are often complex, with companies frequently seeking assistance from service providers. The extension of cloud services to multiple environments in different locations has given rise to distributed cloud and migration of workloads to these infrastructures that have a greater fit for purpose.
●	Rapid data growth. As economies have evolved digitally, significantly increasing data volume, management of this data has become much more complex. The challenge for many organizations is how to collect, harness and govern this data for insights, including by leveraging AI and generative AI, and realizing data readiness as a differentiator. Generating AI insights at scale requires establishing data foundations, architectures and large-language model operations frameworks. In order to leverage advanced capabilities such as AI, generative AI and machine learning, enterprises additionally need to address data privacy, compliance, security, multi-cloud data management and data governance across physical and virtual layers of the IT estate.
●	Increasing need for secure systems. As technology environments become increasingly complex and online, remote and distributed work environments persist, cybersecurity will remain of paramount importance as threats proliferate. Breaches in security can have severe, lasting financial and reputational consequences on businesses. In response, businesses continue to build out their cybersecurity efforts, using service providers to augment their capabilities. Enterprises seek service providers that can deploy the expertise and resources needed to manage their growing cybersecurity needs with an efficient and comprehensive view of their IT environment.
●	Accelerating pace of technological advancement. As companies adopt new technologies, such as AI and generative AI, for improved productivity, customer experience, operational agility, business performance and innovation, they often face challenges in complexity to integrate these new technologies with their existing IT estates. As a result, the required skills, integration burden and cost in end-to-end operational management often increases. As generative AI is disrupting businesses at an accelerated pace, adopting new technologies requires a well-designed IT environment orchestrated to effectively realize business objectives.

Our Services

We provide advisory, implementation and managed services in and across a range of technology domains to help our customers manage and modernize enterprise IT environments in support of their business and transformation objectives. Our services are differentiated based on our expertise, quality of service, innovation, and intellectual property and data around IT patterns across customers in the following domains:

●	Cloud Services: We design, build and provide managed services for our customers’ multi-cloud environments. We apply a mix of skilled practitioners, intelligent automation and modern service management principles of Site Reliability Engineering, AI for IT operations (“AIOps”), Infrastructure as Code and DevOps. We help enterprises optimize their use of hyperscale cloud providers in a unified environment, seamlessly integrating services delivered by independent software vendors (“ISVs”), large public cloud providers, internal platforms and other technologies.
●	Core Enterprise & zCloud Services: We establish and operate modern technology infrastructure on behalf of enterprise customers to enable their current and future growth and profitability objectives, whether they want to modernize their existing infrastructure, integrate their existing infrastructure with hyperscale cloud providers, or migrate to a new platform. We support a range of enterprise architectures, including mainframe environments, distributed computing, enterprise networks and storage environments.
●	Application, Data & AI Services: We provide end-to-end enterprise data services, including data transformation, data architecture and management, data governance and compliance and data migration. We support chief digital officers, chief information officers (“CIOs”) and chief technology officers (“CTOs”) in governing the vast quantities of enterprise data across internal and external sources to drive their digital strategies, transactions and business objectives and to enable the implementation of AI and generative AI tools, while maintaining security, ethical standards and compliance with country-specific data protection regulations. We provide services to design, build, manage and automate the IT environments for enterprise applications as they migrate to the cloud. Our services help CIOs and CTOs unlock the full value of leading third-party enterprise resource planning systems (e.g., Oracle and SAP) and packaged applications through the use of AI and software-defined technologies.
●	Digital Workplace Services: Our digital workplace services provide the technology infrastructure, mobility, security and access solutions to support a global workforce that is constantly evolving. Our services include enterprise mobility solutions that provide users with the ability to work seamlessly across environments and locations.
●	Security & Resiliency Services: We provide comprehensive enterprise cybersecurity services for chief information security officers (“CISOs”) and chief risk officers, including insights, protection, detection, response and recovery to support the security of our customers’ hybrid IT estates, data and operations. Concurrently, we provide resiliency services that include a mix of business continuity planning and cloud-based disaster recovery capabilities (composed of experts, digital tools, automation and failover environments). These services allow our customers to operate without issue or disruption in response to attacks, outages, natural disasters and geopolitical events.
●	Network Services & Edge: We provide network and edge services to help customers meet their technological and commercial requirements for connectivity and compute across their digital environments. Our strategy and assessment services help evaluate customers’ network needs for their multi-cloud environments, while our network transformation and managed services allow customers to realize benefits of the latest software-defined network technologies and wireless technologies. We deliver these services with a proprietary framework and architecture coupled with proof of concepts to then implement and manage enterprise networks with the appropriate economics.

Our advisory and implementation services are branded as “Kyndryl Consult,” span all six of the practices described above, and represented approximately 15 percent of our total revenue for the year ended March 31, 2024. In the area of AI and generative AI, we both (i) apply AI and machine learning to deliver services through our Kyndryl Bridge operating platform and (ii) enable our customers to deploy AI and generative AI solutions through our data architecture, data governance, network and security services.

Our Competitive Strengths

We are the largest IT infrastructure services provider in the world. We are a recognized leader in many of the services we provide. We are known for our technology integration and modernization expertise – advising, designing, building and managing complex technology environments. Our global, high-quality service delivery is underpinned by experienced and highly-trained practitioners who deliver our capabilities to our customers on a daily basis. Importantly, our culture of customer service excellence – especially in times of crisis, from pandemics to natural disasters, cyber-attacks and power outages – carries on from our heritage through our people. Given our unique capabilities, scale, intellectual property and engineering talent, we are positioned to partner with enterprises for their future across a range of technologies, use cases and business strategies to help them maximize the return on their technology investments and digital transformations.

Our competitive strengths stem from our intellectual property and data around IT patterns, our employees’ experience and knowledge, our mission-critical expertise and our broad ecosystem of partners:

●	We are a leader in technology services. We are the largest provider of IT infrastructure services and are recognized by research analysts as a leader in key service areas. Through our delivery capabilities, AI that augments our people and underpins our Kyndryl Bridge operating platform, and scale, we provide mission-critical services to a diversified customer base. We possess significant experience in virtually all industries, gained through collaboration with customers over 30 years designing, building and managing operating environments for their IT systems. Our highly skilled workforce provides the expertise (e.g., approximately 41,000 hyperscale cloud provider certifications) to securely and reliably handle many of the most complex issues. We also have unique intellectual property applicable to IT environments, as reflected by our portfolio of more than 3,300 patents.
●	We consistently deliver performance and reliability for complex environments. Our expert practitioners and talented engineers provide services through modern ways of working, such as Agile and DevSecOps. Together with our customers and partners, we co-create solutions to complex real-world business problems, leveraging Kyndryl Vital, our design-led co-creation experience. Additionally, our unique intellectual property and industry-leading technology platforms utilize contemporary approaches to IT operations to provide reliable and efficient solutions for each customer’s operating model. These capabilities allow us to execute with secure and compliant operating and delivery models at scale, driving high-quality performance and customer satisfaction. We realize high-quality performance across thousands of service-level agreements and consistently achieve top-tier customer satisfaction and advocacy.
●	We deliver insights at scale, supported by unique automation capabilities, end-to-end orchestration of processes and application of AI. Our ability to deliver superior outcomes for customers is driven by our capacity to leverage our data around IT patterns and insights, derived from multiple technology environments across customer engagements. We apply machine learning, combined with our practitioner expertise, to derive unique insights used to service customers, enhance our offerings and produce our next-generation services. For example, we are recognized leaders in the use of automation and operational AI in the delivery of our services, executing more than 100 million automated actions per month in the IT environments we manage, which enables greater quality and efficiency for us and our customers. We leverage our operational AI approach and set of technologies, along with intellectual property that we apply and continually evolve to develop predictive actions to prevent issues before they arise.
●	We are a recognized leader in managed services for cloud and on-premises environments and services such as security and resiliency. We offer a range of high-value capabilities including cloud services and security and resiliency services, providing us with a sustainable competitive advantage when helping customers transform their technology environments. Our multi-cloud management capabilities are differentiated by our ability to deliver an integrated view of our customers’ diverse technology environments and to provide our services and solutions digitally. We offer integrated services between the cloud and on-premises environments and manage the world’s largest mainframe estate.
●	We offer an integrated ecosystem to help customers adopt and run increasingly heterogeneous sets of technologies. As customers pursue multiple cloud-based technology partners, applications and capabilities, integration is increasingly critical for customers to manage and orchestrate the technology environments required to run their businesses and achieve their broader objectives. We provide holistic services across thousands of diverse technologies, delivering end-to-end integration across public and private / on-premises cloud platforms and other full-stack technology solutions. Our robust ecosystem of strategic global alliances and technology partners, including large public cloud providers, independent software vendors and other players in the technology stack, allows us to provide industry-leading technologies and capabilities for our customers.

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

Our focus is centered on the following strategic tenets:

●	Scale insights and intellectual property. We are investing to position ourselves at the forefront of developing and innovating the services and operating paradigms for the evolution and integration of mission-critical technology, further expanding our existing intellectual property in differentiated areas. Our depth of experience implementing and operating complex architectures across technology sets has yielded valuable experience and intellectual property. We have more than 3,300 patents that relate to various areas of running complex technology environments, including patents related to multi-cloud management, orchestration, integrated monitoring, issue triage and resolution and other areas that enable quality of service. Our mission-critical expertise across all industries, augmented by our automation platforms that draw on our IP and data, is a key differentiator in managing complex technology environments.
●	Diverse ecosystem. As an independent entity, we have embraced a broad ecosystem of strategic partnerships with a wider set of technology and services companies. We are investing in an ecosystem of technology providers and corresponding skill-sets that are increasingly relevant as enterprises digitize and transform their business models, building on our existing base of certifications across many market-leading technologies. In parallel, we are extending our operating, governance and compliance models to this broader set of technologies to integrate and provide end-to-end capabilities for our customers as they digitize and evolve their environments.

●	Digitally consumable services models. Looking ahead, we see opportunity to further expand in areas where we can serve customers through consumption models that allow them to experience our services digitally. These models will combine our Kyndryl Bridge platform – an open integration platform that delivers IT solutions by leveraging Kyndryl’s core strengths, data-driven insights and expertise, to create an uninterrupted path between a digital business and the technology that delivers it – with our technology governance and capabilities from our ecosystem partners for ease-of-use and scalability, tailored to the needs of specific customer segments.

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

To accelerate our return to profitable growth, we are aggressively executing on our “three-A” initiatives – Alliances, Advanced Delivery and Accounts. We believe our implementation of these strategic priorities will enhance the services we provide to our customers and will make significant positive contributions to our financial performance, both in the near term and over the next several years. Our global teams are leveraging our partnerships with leading technology vendors, further strengthening the automation we deploy in delivering our services, and addressing elements of our business with substandard margins as follows:

●	Alliances initiative – Driving signings, certifications and revenues with our new ecosystem partners and capabilities. We leverage our relationships with key hyperscale cloud providers and other leading technology vendors to expand our cloud and other offerings in the market, and the range of technology solutions we can offer to, and implement for, our customers. Since our Spin-off, we have announced business alliances with Microsoft, Amazon Web Services, Google Cloud, SAP, Dell, Cisco, Cloudflare and ServiceNow among others. We continue to expand the cloud-related capabilities we offer to customers and are growing the number of our hyperscale cloud provider certifications.
●	Advanced Delivery initiative – Transforming service delivery through upskilling and automation. Our expanded use of automation and other technology tools allows us to further strengthen the quality of services we deliver to our customers, drive efficiency in our operations, and redeploy professionals in our organization to serve new revenue streams and backfill attrition as they arise. Our increased use of automation and AI within our delivery operations helps to reduce costs across the entire organization.
●	Accounts initiative – Addressing elements of our business with substandard margins. We are working to transform the profitability of certain revenue streams that represent a meaningful portion of our business. For instance, we frequently expand the scope of customer relationships by adding higher-value services and leveraging our new ecosystem partners’ capabilities. When necessary, we reduce scope by removing, or not renewing, unprofitable elements of a contract. We reduce costs by applying our Advanced Delivery tools and processes to replace labor-intensive and/or customized services with automated and/or more standardized solutions. When managed-services contracts are renegotiated and renewed, we adjust pricing and other terms to enhance our margins. Given the mission-critical nature of our services and our long-standing relationships, we are experiencing an openness among our customers to find solutions. On the rare occasion when no other resolution is available for a situation with an unsustainable margin profile, we will allow a contract to end without renewing it, and we will optimize the cost to serve until expiration.

In fiscal 2025, we intend to continue accelerating our transformation through our three-A’s initiatives, continue growing Kyndryl Consult and optimize our costs and expenses in all areas of our business, from service delivery to corporate functions. Kyndryl Consult, which represented approximately 15 percent of our revenue for the year ended March 31, 2024, represents a range of advisory and implementation services that we provide to customers, across all six of our practices and all of our geographic segments. We expect these initiatives to propel us toward profitable growth and enable us to deliver more value to customers and stockholders.

Our corporate citizenship strategy is at the heart of Kyndryl’s purpose to power human progress. We aim to create a sustainable and inclusive future by driving sustainable business practices, and positive social impact at scale. As an independent company, Kyndryl is embracing environmental stewardship, fostering social inclusivity and promoting good governance practices.

In September 2023, Kyndryl published its inaugural Corporate Citizenship Report outlining our commitments. This includes achieving net zero greenhouse gas emissions by 2040 and a 50% reduction in global emissions including our value chain by 2030 aligned with the Science Based Targets initiative. The commitment reinforces Kyndryl’s dedication to operating responsibly as it built the foundation of the program globally.

Beyond our environmental commitments, Kyndryl is focused on building a diverse workforce and an inclusive and equitable culture. Our approach to our workplace consists of empowering employees to advance their careers through ongoing training and upskilling. Kyndryl has published its human rights and modern slavery statement and launched the Kyndryl Foundation, which delivers philanthropic grants for community development programs.

With respect to governance matters, Kyndryl also leverages industry best practices to govern its quality management system, processes and tools to enable operations to meet the standards of compliance and responsible business practices that clients and partners expect. We also maintain a Code of Conduct for directors, executive officers and employees which summarizes our policies addressing anti-harassment, anti-discrimination, retaliation prevention, physical security and cybersecurity, confidentiality and data privacy, and prevention of fraud, waste and abuse.

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

●	Nearly 50 percent of our revenue is derived from companies in the financial services industry, where we serve hundreds of global, multinational and regional banks, insurance companies, mutual fund complexes, credit card and transaction processors and providers of other financial services.
●	Approximately 20 percent of our revenue is generated from technology, media and telecom companies.
●	Nearly 15 percent of our revenue is from retail and travel companies.
●	More than 10 percent of our revenue is generated from the industrial sector, which includes some of the largest automotive manufacturers in the world.

Our revenues are concentrated in the industries mentioned above, but our revenues are diversified across a broad set of customers. In fiscal year 2024, our top five customers accounted for approximately 10% of our revenue.

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

Through decades of collaboration with customers, we have developed deep relationships as we supported the technology environments that advanced their business agendas. Examples include:

Implementation of hybrid cloud and automation tools: Kyndryl executed a five-year contract with a U.S. healthcare services company to provide mission-critical IT managed services and accelerate its digital transformation with the aim of enhancing the patient and caregiver experience. Under this agreement, our customer will use Kyndryl

Bridge to integrate AIOps and automation capabilities. As part of this collaboration, Kyndryl will deliver and support evolving IT capabilities via a built-for-purpose dedicated command center. Enabled by Kyndryl-managed services experts, the command center will focus on providing the highest levels of quality and reliability to support our customer in delivering the highest levels of safe patient care. Our customer will also tap into Kyndryl’s broad set of technologies and skills, including Kyndryl Consult and its global strategic partnership with Microsoft, to migrate critical workloads, resulting in a more modern and resilient hybrid cloud infrastructure.

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

Large-scale transformation to cloud: We partnered with a large, European financial institution to help it migrate from a predominantly on-premises, classic infrastructure environment to a cloud-based infrastructure, utilizing both private and public clouds. We provided the expertise and support to navigate this digital transformation while maintaining and improving quality of service as we moved over 1,000 applications. We also deployed a new Kubernetes container-based environment and management capabilities to increase workload portability and flexibility. This work enabled the customer’s platform to run with increased digital agility and efficiency, embedding strong data security within the new cloud-based infrastructure and providing alignment to the existing infrastructure environment. The customer’s transformation has produced clear business benefits, from new products and services that are brought to market faster, to an increase in sales through online channels.

Modernization of the technology environment: Based on a relationship spanning almost two decades, we partnered with a large European bank to help launch a ten-year transformational program to increase operational agility and efficiency by optimizing the customer’s critical infrastructure, reducing complexity, migrating to hybrid cloud and reducing operational costs. We reduced IT infrastructure complexity by redesigning critical infrastructure architecture, including networks, storage, virtualization and data backup for improved efficiency, enabled ‘scalable’ hybrid cloud by implementing and updating existing systems to a hybrid cloud solution supported by Red Hat and transformed legacy IT services by modernizing tools and the operating model for deployment of IT services. The customer will benefit from modern IT infrastructure including cloud and mainframes that supports their core banking services and treasury functions.

Digital transformation across the enterprise: We collaborated with a large material sciences company in North America to support their mission-critical IT infrastructure globally, providing integrated management for environments that include hybrid cloud infrastructure, network, security and end-user services. Building on our history of collaboration with this customer, we are working to accelerate their digital transformation. We are helping our customer build foundational capabilities for their digital journey, powered by data, analytics and AI and machine learning integrated into core business processes and connected through a flexible and secure network.

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

Sales and Marketing

Our customer engagement and brand positioning are focused on deepening our existing customer relationships, attracting and winning new customers and creating an ecosystem built on go-to-market relationships with leading cloud and other technology providers, advisors and integrators to offer best-in-class advisory, implementation and managed services tailored to each existing and new customer’s environment and requirements.

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

Partnership and alliance ecosystem. We are continuing to enhance and develop strategic partnerships with companies in the ecosystems most relevant to our customers’ digital transformations. This includes building new routes to market across these ecosystems to serve as a multiplier, enabling us to expand business via partners such as public cloud providers, ISVs, technology providers (ranging from established, scaled players to growth-stage start-ups), system integrators, business consulting firms and business services providers. These relationships bring value to our customers through broader access to best-in-class solutions that are tailored for their unique technology environments and digital journeys. We have several key partnerships, including with Microsoft, Google, Amazon Web Services, SAP, VMware, Cisco, Dell Technologies, Oracle, Cloudflare and ServiceNow that accelerate broader market participation, joint solution development and investment in skills and certification enhancements for Kyndryl. We have established dedicated teams to support our key alliance partners and will continue to co-create and co-market with them to deliver value to our mutual customers, driving differentiation in the market with industry-leading technology and Kyndryl services.

Our Competition

We compete in a market for technology services along with many other providers, ranging from small, highly specialized companies that serve a limited number of customers to large, multi-service enterprises with many clients. These service providers include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that utilize labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments so that they function as one. Many of these companies offer a mix of advisory, implementation and managed services across infrastructure, application and business processes. Examples include Atos, DXC, Fujitsu, HCL, Infosys, Tata Consultancy Services and Wipro, among others.

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

Intellectual Property

We are focused on developing leading-edge ideas and technologies and see innovation as a source of competitive advantage. We have more than 3,300 patents that are related to our business model. A key pillar of our strategy is continuing to invest in knowledge and intellectual property to support extending our services to a broader ecosystem of technology providers and customer challenges and solutions. Our decades of experiences working with our customers has generated operational insights, creating intellectual property that we leverage for the benefit of our customers and deploy at scale. We rely on intellectual property protections in the countries in which we operate, along with contractual restrictions, to establish and protect our offerings and services and other applicable rights. In addition, we license third-party software along with other technologies that are used in the provision of or incorporated into some elements of our services. We possess a significant intellectual property portfolio, which we believe is important to our success. However, we believe our business as a whole is not materially dependent on any particular intellectual property right or any particular group of patents, trademarks, copyrights or licenses.

Additionally, we own or have rights to various trademarks, logos, service marks and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products and other proprietary materials.

Human Capital Resources

Employees

As of March 31, 2024, we had approximately 80,000 employees in more than 60 countries. Approximately 90% of our employees work outside the U.S., with workforce hubs in India, Poland, Brazil, Japan, Czechia and Hungary.

Our people advance the vital systems that power human progress. Our global workforce is highly skilled, reflective of the work we do for our customers’ digital transformations and in support of their mission-critical operations. Kyndryl professionals bring deep industry and technical expertise along with a passion for continuous learning. Our employees, whom we call Kyndryls, have earned certifications through our learning platform and alliance partners, which provide access to curriculums that span strategic skills, cloud, AI, analytics, design thinking, quantum computing and security. At Kyndryl, we aim to be:

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

We support new ways of working and accelerated career progression promoting innovation throughout our organization. Our Kyndryl Way is founded on our Vision to become an “employer of choice” and is founded on our aim to advance what’s next for ourselves and our customers.

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

Talent and Culture; Inclusion, Diversity and Equity

Our business is centered around our people, and our talent strategy revolves around our ability to best serve our customers through ongoing investment in talent and skill development. We attract, develop and retain talent in a competitive and dynamic environment. We are focused on optimizing the employee experience at Kyndryl through:

●	Attracting: Elevating the Kyndryl brand and creating a candidate experience where diversity, equity and inclusion are at the forefront of the hiring process. We proactively source talent both internally and externally with advanced capabilities to ensure that we have the right talent, at the right time, in the right place
●	Developing: Providing employees with transparency to understand the skills, capabilities and experiences essential to our growth and their progression over their career by ensuring access to resources specifically designed to advance critical skills and competencies
●	Retaining: Communicating our strategy and building our Kyndryl culture; establishing programs that are focused on rewarding value creation; recognizing performance; and driving accountability balanced with workplace flexibility, well-being, continuous learning and a diverse, inclusive and equitable environment

We are committed to building the technical careers of the future and have made investments in training and skills to enable our people to be relevant, experienced and technically positioned to serve our customers on their most complex challenges. We continue to expand our certifications and accreditations each year through consistent investment in skill development around emerging technologies and key areas for growth.

Health, Safety and Well-Being

Protecting the health, safety and well-being of our employees is a top priority. We have an experienced Health and Safety team comprised of medical doctors, nurses, industrial hygiene, safety and workforce health experts. This team has implemented a health and safety management system that monitors our locations for compliance with all local health and safety regulations, minimizes workplace health and safety risks, and provides for safe and healthy workplaces so our employees can do their best work.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are also available free of charge on the Company’s internet website at www.kyndryl.com as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.

We routinely post on or make accessible through our corporate website at www.kyndryl.com and Investor Relations website at https;//investors.kyndryl.com information that may be material or of interest to our investors, including news and materials regarding our financial performance, business developments, investor events and other important information regarding the Company. You may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under the “Resources” section at https://investors.kyndryl.com. We encourage investors, media, our customers, consumers, business partners and others interested in our Company to review the information we provide through these channels. The information contained on the websites referenced above is not, and shall not be deemed to be, incorporated into this filing or any of our other filings with the SEC.

Executive Officers of the Registrant:

Our executive officers as of the date hereof are as follows:

Martin Schroeter.   Mr. Schroeter, 59, was appointed our Chief Executive Officer in January 2021 and was appointed as Chairman of the Board in October 2021 in connection with the Spin-off. Previously, Mr. Schroeter served in a variety of business line and finance executive positions at IBM, including Senior Vice President of Global Markets from 2018 until 2020, responsible for IBM’s global sales, customer relationships and satisfaction and worldwide geographic operations and overseeing IBM’s marketing and communication functions and building IBM’s brand and reputation globally, and Senior Vice President and Chief Financial Officer from 2014 until 2017, leading IBM’s finance function. Earlier in his career, Mr. Schroeter served as General Manager of IBM global financing, managing a total asset base in excess of $37 billion, and had served numerous roles in Japan, the United States and Australia. Mr. Schroeter received his MBA from Carnegie Mellon University and his undergraduate degree from Temple University.

David Wyshner.   Mr. Wyshner, 57, was appointed our Chief Financial Officer in September 2021. From March 2020 until his appointment as our Chief Financial Officer, Mr. Wyshner served as the Chief Financial Officer at XPO Logistics, Inc., where he led all financial functions for the global transportation and contract logistics company. Prior to that, Mr. Wyshner served as the Chief Financial Officer at Wyndham Hotels & Resorts, Inc. from May 2018 to December 2019, and as its senior advisor from December 2019 to March 2020. He served as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, from which Wyndham Hotels was spun-off, from August 2017 to May 2018. From August 2006 to June 2017, Mr. Wyshner served as the Chief Financial Officer of Avis Budget Group and also served as Avis Budget Group’s president from January 2016 to June 2017. Mr. Wyshner received his MBA from the Wharton School of the University of Pennsylvania and his BA in applied mathematics from Yale University.

Elly Keinan.    Mr. Keinan, 59, was appointed our Group President in March 2021. Since September 2020, Mr. Keinan has served as a venture partner at Pitango Venture Capital, focusing on scaling the success of growth stage technology companies, and as an advisor to Sumitomo Corporation. Prior to that, Mr. Keinan served a variety of executive roles at IBM from July 1987 to June 2020, including General Manager of IBM North America and Chairman of IBM Japan, and held top leadership roles in Latin America and Europe. Mr. Keinan currently serves on the boards of Cellebrite, Ottopia and United Way of New York City. Mr. Keinan received his MBA from University of Miami Herbert Business School and his Bachelor of Science in Computer Science and Electrical Engineering from Rensselaer Polytechnic Institute.

Maryjo Charbonnier.    Ms. Charbonnier, 54, was appointed our Chief Human Resources Officer in July 2021. From January 2015 until her appointment, Ms. Charbonnier served as the Chief Human Resources Officer at Wolters Kluwer, where she was responsible for the design and implementation of all human resources strategies, policies and processes. Prior to that, Ms. Charbonnier served as the Chief Human Resources Officer at Broadridge Financial Solutions from August 2008 to December 2014. From August 1995 to August 2008, Ms. Charbonnier was an HR executive in a variety of leadership roles at PepsiCo, including Vice President for Talent Sustainability for PepsiCo Foods Americas. Ms. Charbonnier received her MBA from Southern Methodist University and her undergraduate degree from Catholic University.

Edward Sebold.    Mr. Sebold, 59, was appointed our General Counsel and Secretary in October 2021 in connection with the Spin-off. From March 2012 until his appointment as our General Counsel, Mr. Sebold served as Assistant General Counsel at IBM, leading several global legal functions at IBM, including teams that worked with services, IBM's Watson Health, litigation and mergers and acquisitions. Prior to joining IBM in 2012, Mr. Sebold was a partner at Jones Day in the firm’s Cleveland and Houston offices. Mr. Sebold serves on the board of the Pro Bono Partnership. Mr. Sebold received his JD from University of Michigan and his Bachelor of Arts in economics from John Carroll University.

Vineet Khurana.   Mr. Khurana, 51, was appointed our Controller in May 2021 and to the additional office of Vice President in November 2021. Since July 2020, Mr. Khurana had been serving as Chief Financial Officer of IBM’s Global Business Services unit. Prior to assuming this role, Mr. Khurana was the Chief Financial Officer of IBM Europe from March 2018 through July 2020 and the Vice President and Chief Financial Officer of IBM United Kingdom and Ireland from July 2016 until March 2018. Earlier in his IBM tenure, Mr. Khurana held roles of increasing responsibility spanning IBM’s financial strategy and IBM’s Global Financing division. Mr. Khurana also serves as an External Governor and a member of the Infrastructure and Finance Committee of the University of Portsmouth, United Kingdom. Mr. Khurana received his MBA from University of Warwick, United Kingdom and his undergraduate degree in Chemical Engineering from Manipal Institute of Technology, India.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, that could adversely affect our business, reputation, financial condition, results of operations, cash flows and the trading price of our common stock.

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

Our goals for profitability and growth rely upon a number of assumptions, including our ability to make successful investments to grow and further develop our business and simplify our operations. The risks and challenges we face in connection with our strategies include expanding our professional services capability, expanding in areas where we currently have a small presence and ensuring that our services remain competitive in a rapidly changing technological environment. We may invest significantly in key strategic areas to drive long-term revenue growth and share gains. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot guarantee that they will ultimately be successful or produce any or all of the long-term benefits that we expect. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our solutions or services. If we are unable to find partners to develop cutting-edge innovations in a highly competitive and rapidly evolving environment or are unable to implement and integrate such innovations with sufficient speed and versatility, we could fail in our ongoing efforts to maintain and increase our revenue and profit margins.

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

Our business could be adversely impacted if we do not successfully manage and/or develop our relationships with critical suppliers and partners.

Our business employs a wide variety of products and services from a number of suppliers and partners around the world. Our relationships with them are critical to our ability to provide many of our services and solutions, and our relationships with alliance partners allow us to enter new markets and take advantage of existing ecosystems built and sustained by our alliance partners. There can be no assurance that we will be able to maintain such relationships or that the financial terms of our relationships will remain affordable. Among other things, such partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products or services. If we are not able to maintain, or realize the expected benefits from, our relationships for any reason, we may be less competitive, and our ability to offer attractive services and solutions to address the needs and demands of our customers and our results of operations could be adversely affected. Further, changes in the business condition (financial or otherwise) of our suppliers or partners could subject us to losses and affect our ability to bring our offerings to market. Additionally, the failure of our suppliers and partners to deliver products and services in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect our business. Any defective products or inadequate services received from suppliers or partners could reduce the reliability of our services and harm our reputation.

If we are not able to continue addressing and adapting to technological developments and trends that serve customer demands, our growth plans, market share and financial performance could be negatively affected.

Our growth strategy depends in part on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology, offerings and industry standards to serve the evolving demands of our customers. If we fail to respond successfully to technology challenges and customer demands in a timely or cost-effective manner or fail to effectively leverage new technologies into our services and solutions, or if our competitors or other third parties respond to such challenges more quickly or successfully than we do, the demand for our services and solutions may diminish. We have made and expect to continue to make investments in new technologies, including in AI and generative AI. We sometimes dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in services and solutions the market will accept. In addition, investments in technology systems may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we do not sufficiently invest in new technologies and adapt to industry developments, if we are unable to commercialize them in our services and solutions, evolve, expand and scale them with sufficient speed and versatility, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our results of operations and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

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

In addition, much of our future success depends on the continued service, availability and integrity of skilled employees, including technical, sales and staff resources. Skilled and experienced personnel in the areas where we compete often are in high demand, and competition for their talents is often intense. Our inability to retain skilled employees could intensify the adverse impact of a shortage of critical skills. Changing demographics and labor workforce trends also may result in a shortage of or insufficient knowledge and skills. Further, as global opportunities and industry demand shift, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Any failure to attract, integrate, motivate and retain these employees could harm our business. Alternatively, from time to time, we may have more people than we need in certain skill sets, geographies or compensation levels. In such cases, we have, and may in the future, rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations, which actions could negatively impact employee engagement and retention.

Due to our global presence, our business and operations could be adversely impacted by economic, political, public health and other conditions.

We are a globally integrated company and have operations worldwide. Our results of operations could be affected by economic and political changes in those countries and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies and adverse changes in trade relationships among those countries. Further, international trade disputes could create uncertainty. Tariffs and international trade sanctions resulting from these disputes could affect our ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by us to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters including those that could be related to climate change impacts, or uncertain political climates, international hostilities, geopolitical conflict or any terrorist activities, could adversely affect customer demand, our operations and supply chain, and our ability to source and deliver solutions to our customers. For example, the COVID-19 pandemic created significant volatility, uncertainty and economic disruption. In the current macroeconomic environment, customers continue to balance short-term challenges and opportunities for transformation. While some customers have accelerated their digital transformation and increased their expenditures, the short-term priorities of other customers continue to be focused on operational stability, flexibility and cash preservation, and as such, we may experience some disruptions in transactional performance.

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

Our commercial contracts are typically awarded on a competitive or “sole-source” basis. Our bids are priced upon, among other items, the expected cost to provide the services. We are dependent on our internal forecasts and predictions about our projects and the marketplace, and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from a small portion of our contracts are recognized using the percentage-of-completion method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Moreover, as inflation can increase both our labor and non-labor input costs, the profitability of our contracts could be negatively impacted if we are unable to adjust our pricing or costs to take inflation into account. Furthermore, if we fail to accurately estimate the effort, costs or time required to complete a contract, the profitability of our contracts may be materially and adversely affected.

Service delivery issues could adversely impact our business and operating results.

We have customer agreements in place that include certain service-level commitments. If we are unable to meet such commitments, we may be contractually obligated to pay penalties or provide these customers with service credits for a portion of the service fees paid by our customers. However, we cannot be assured that our customers will accept these penalties or credits in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in customer dissatisfaction or loss and have an adverse effect on our business, reputation, financial condition and results of operations.

In addition, as we work on projects to advance the digital transformations of our customers’ businesses, the scale and complexity of these IT transformation projects present risks in management and execution. Our profitability depends on the ability of subcontractors, vendors and service providers to deliver their products and services in a timely manner, at the anticipated cost, and in accordance with the project requirements, as well as on our effective oversight of their performance. Certain customer work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have an adverse effect on our relationships with customers and on our results of operations.

Risks from acquisitions and dispositions include integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels.

We may decide to make acquisitions and dispositions in furtherance of our strategy. Such transactions can present significant challenges and risks, and there can be no assurances that we will identify or manage such transactions successfully or that strategic opportunities will be available to us on acceptable terms or at all. The related risks include our failure to achieve strategic objectives, our failure to achieve anticipated revenue improvements and cost savings, our failure to retain key strategic relationships of acquired companies, our failure to retain key personnel and our assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as our failure to close planned transactions. Such transactions may require us to secure financing, and our indebtedness may limit the availability of financing to us or the favorability of the terms of available financing. If we do acquire other companies, we may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets.

We could be adversely impacted by our business with government customers.

Our customers include numerous governmental entities within and outside the United States, including foreign governments and U.S. state and local entities. Some of our agreements with these customers are subject to periodic funding approval or other government budgetary issues. Funding reductions or delays could adversely impact public sector demand for our services and can result in payment delays, payment reductions or contract terminations, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Also, government contracts are generally subject to extensive and evolving procurement regulations and tend to have additional requirements beyond commercial contracts and, for example, may contain provisions providing for higher liability limits for certain losses and non-performance. Also, compliance violations in one state or locality could result in suspension or debarment as a governmental contractor, could incur civil and criminal fines and penalties, or could impact our ability to compete for new contracts, which could negatively impact our competitive position, results of operations, financial results and reputation.

Intellectual property matters could adversely impact our business.

Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours, nor can there be any assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. Our ability to protect our intellectual property could also be impacted by changes to existing laws, legal principles and regulations governing intellectual property. Further, we rely on third-party intellectual property rights, open-source software and other third-party software in providing some of our services and solutions, and there can be no assurances that we will be able to obtain from third parties the licenses we need in the future or retain all of these intellectual property rights upon renewal, expiration or termination of such licenses. If we cannot obtain, renew or extend licenses to third-party intellectual property on commercially reasonable terms, or if we must obtain alternative or substitute technology or redesign services, our business may be adversely affected. Additionally, we cannot be sure that our services and solutions, or the solutions of others that we offer to our customers, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we, our customers or parties indemnified by us are infringing upon their intellectual property rights. As we expand our use of AI, there may be uncertainty regarding intellectual property ownership and license rights of AI algorithms and content generated by AI, and we may become subject to similar claims of infringement. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including patent assertion entities and non-practicing entities. These claims, even if we believe they have no merit, could subject us to a temporary or permanent injunction or damages, harm our reputation, divert management attention and resources and cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Even if we have an agreement providing for third parties to indemnify us for the foregoing claims, the indemnifying parties may be unwilling or unable to fulfill their contractual obligations.

We may be required to record impairment charges to future earnings if our goodwill or long-lived assets become impaired.

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to review our goodwill for impairment at least annually, and to review goodwill and long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our long-lived assets and/or goodwill to be reviewed for impairment include a sustained decline in stock price, a substantial decline in business performance or other entity-specific events such as changes in business management and strategy. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill or long-lived assets are impaired, which could adversely affect our results of operations. As of March 31, 2024, our goodwill balance was $805 million, which represented 8% of total consolidated assets. See Note 10 – Intangible Assets Including Goodwill to our financial statements included elsewhere in this report for additional information about our goodwill impairment.

Risks Relating to Cybersecurity, Data Governance and Privacy

Cybersecurity, data governance and privacy considerations could adversely impact our business.

We maintain information, including confidential and proprietary information, in digital form regarding our business and the business of our customers, business partners, vendors, employees, contractors and other third parties. We also rely on third-party vendors to provide certain digital services in connection with our business. There are numerous and evolving risks relating to cybersecurity, data governance and privacy, including risks originating from intentional acts of criminal hackers, nation states and hacktivists; from intentional and unintentional acts of customers, business partners, vendors, employees, contractors, competitors and other third parties; and from errors and omissions in processes or technologies, as well as the risks associated with an increase in the number of customers, business partners, vendors, employees, contractors and other third parties working remotely. Computer hackers and others routinely attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities in hardware, software and infrastructure. Attacks also include social engineering to fraudulently induce customers, business partners, vendors, employees, contractors and other third parties to disclose information, transfer funds or unwittingly provide access to systems or data. We are at risk of security breaches not only of our own services, systems and networks, but also those of customers, business partners, vendors, employees, contractors and other third parties.

Cyber threats are continually evolving, making it more challenging to defend against certain threats and vulnerabilities that can persist undetected over extended periods of time. Our services, systems and networks, including cloud-based systems and other third-party systems and technologies that we maintain on behalf of our customers, may be used in critical Company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, personal information and intellectual property of employees, customers and others. These services, systems and networks are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Cybersecurity attacks or other security incidents relating to our systems or those of our vendors could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, customer or other third-party data or systems; theft or import or export of sensitive, regulated or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, we, our customers and other third parties could be exposed to liability (whether contractual or otherwise), litigation, and regulatory or other government inquiries, enforcement actions, fines or penalties, as well as the loss of existing or potential customers, negative publicity, damage to brand and reputation, damage to our competitive position and other financial loss.

The cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In our industry, security vulnerabilities are increasingly discovered, publicized and exploited across a broad range of hardware, software or other infrastructure, elevating the risk of attacks and the potential cost of response and remediation for us and our customers. In addition, the fast-paced, evolving, pervasive and sophisticated nature of certain cyber threats and vulnerabilities, including increased risks posed by generative AI, and the scale and complexity of our business and infrastructure, make it possible that certain threats or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact of an attack on us or our customers. Cybersecurity risk to us and our customers also depends on factors such as the actions, practices and investments of customers, business partners, vendors, employees, contractors and other third parties. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to Company, customer or other third-party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although, to date, we have not experienced a cybersecurity incident that has had a material adverse effect on us and we continuously take steps to mitigate cybersecurity risk across a range of functions, such measures cannot eliminate the risk entirely or provide absolute security. While we continue to monitor for, identify, investigate, respond to, remediate and develop plans to quickly recover from cybersecurity incidents, notwithstanding our efforts, we may experience a cybersecurity incident in the future that may have a material adverse impact on the Company.

As we are a global enterprise, the regulatory environment with regard to cybersecurity, data governance and privacy issues to which we are subject is increasingly complex and will continue to impact our business, including through increased risk, increased compliance costs, and expanded or otherwise altered compliance obligations. As our reliance on data grows, the potential impact of regulations on our business, risks and reputation will grow accordingly. The enactment and expansion of cybersecurity, data governance and privacy laws and regulations around the globe, including an increased focus on international data transfer mechanisms and supply chain management; the lack of harmonization of such laws and regulations; the increase in associated litigation and enforcement activity; the potential for damages, fines and penalties; and the potential regulation of emerging and new technologies, such as AI and generative AI, will continue to result in increased compliance costs and increased risks. Any additional costs and penalties associated with increased compliance, enforcement and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

Risks Relating to Laws and Regulations

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

We are subject to numerous, evolving, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, cybersecurity, data governance and privacy, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition, anti-money-laundering, wage-and-hour standards, employment and labor relations, environmental, human rights, machine learning and AI. Further, we and the services we provide to customers may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology and services sectors. As we expand our customer base and the scope of our offerings, both within the U.S. and globally, we may be further impacted by additional regulatory or other risks, including compliance with laws relating to corporate taxation, import, export and trade restrictions on technology and services. The global nature of our operations, including jurisdictions where legal systems may be less developed or understood by us, business practices and standards which deviate from international standards, and the diverse nature of our operations across a number of regulated industries, further increases the difficulty of compliance. Additionally, certain laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 could make us responsible for acts of our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we may acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate if they take actions that violate applicable anti-corruption laws or regulations (whether or not we participated or knew about the actions leading to the violations).

Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. New and changing laws can also adversely affect the Company’s business by limiting the Company’s ability to offer a service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s supply chain and business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. Violations of one or more of these regulations in the conduct of our business could result in significant fines and penalties, disgorgement of profits, enforcement actions or criminal sanctions against us and/or our employees, contractors or agents, prohibitions on doing business, unfavorable publicity and damage to our reputation. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our customers. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

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

We are subject to income taxes and withholding taxes in both the United States and numerous foreign jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (the “OECD”) continues to issue guidelines that are different, in some respects, than long-standing international tax principles. As countries unilaterally amend their tax laws to adopt certain parts of the OECD guidelines, this may increase tax uncertainty and may adversely impact our income taxes. Local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government, which may also adversely impact our income taxes. In addition, we are subject to periodic examinations of our domestic and foreign tax returns by taxing authorities in the jurisdictions in which we do business. While we regularly assess the likelihood of adverse outcomes resulting from these examinations in order to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these examinations will not have an adverse effect on the Company’s provision for income taxes and cash flows.

We are subject to legal proceedings and investigatory risks.

As a multinational company with customers and employees around the world, we are or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of our business. In addition, our former Parent may obtain, or may seek to obtain, indemnity from us for judgments against it relating to events that occurred prior to the Separation pursuant to agreements put in place in connection with the Separation. The risks associated with such legal proceedings are described in more detail in Note 13 – Commitments and Contingencies in the financial statements elsewhere in this report. We believe that we have adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Expectations relating to environmental, social and governance considerations could expose us to potential liabilities, increased costs and reputational harm.

There has been an increasing focus by governments, regulators, investors, employees, customers and other stakeholders on environmental, social and governance considerations relating to businesses. This includes climate change and carbon emissions, human rights, diversity, equity and inclusion, responsible supply chain management, ethics, cybersecurity and privacy concerns. We have established and publicly announced certain goals, commitments and initiatives that reflect our current plans and aspirations on corporate citizenship matters, which are based on available data and estimates and are not guarantees that we will be able to achieve them. The implementation of these goals, commitments and initiatives is subject to numerous risks, many of which are beyond our control. Examples of such risks include but are not limited to: the availability and cost of resources and related technologies; the availability of suppliers and partners that can meet our standards; reliance on third-party performance and data; and our ability to manage geopolitical disruptions and natural disasters that could impact our employees, customers and businesses. Our failure, or perceived failure, to achieve our corporate citizenship and other related goals and commitments, maintain our practices, adhere to our public statements, comply with existing and new laws and regulations or meet evolving and varied stakeholder expectations and standards could adversely affect our reputation, our financial condition and our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community, enforcement authorities and others.

Risks Relating to Financing and Capital Markets Activities

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital and adversely impact our financial performance.

Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch likely would make it more difficult or more expensive for us to refinance or obtain additional debt financing. Moreover, a reduction in our rating to below certain levels could potentially cause certain customers to reduce or cease to do business with us, which would adversely impact our financial performance.

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

Our customer base includes many worldwide enterprises, from the world’s largest organizations and governments to smaller businesses, with a significant portion of our revenue coming from global customers across many sectors. As a result, our financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity. Our earnings and cash flows, as well as our access to funding, could be negatively impacted by changes in market liquidity conditions. Additionally, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for credit losses, which could affect our net income in the period the adjustments are made.

Our results of operations and financial condition could be negatively impacted by our pension plans.

Adverse financial market conditions and volatility in the credit markets may have an unfavorable impact on the value of our pension trust assets and our future estimated pension liabilities. As a result, our financial results in any period could be negatively impacted. In addition, in a period of an extended financial market downturn, we could be required to provide incremental pension plan funding with resulting liquidity risk which could negatively impact our financial flexibility. Further, our results could be negatively impacted by premiums for mandatory pension insolvency insurance coverage outside the United States. Premium increases could be significant due to the level of insolvencies of unrelated companies in the country at issue.

We are exposed to currency risk that can adversely impact our revenue and business.

We derive a significant percentage of our revenues and costs in non-U.S. dollar currency environments, and our results are affected by changes in the relative values of non-U.S. currencies and the U.S. dollar, as well as sudden shifts in regional or global economic activity. Fluctuations in foreign currency exchange rates can have adverse effects on our revenues, income from operations and net income when items denominated in other currencies are translated or remeasured into U.S. dollars for presentation of our consolidated financial statements. In addition, we have labor and product supply agreements where the currency in which our costs are denominated differs from the currency of the customer contract. Our hedging strategies may not fully mitigate our currency risk or may prove disadvantageous. Additionally, large changes in currency exchange rates relative to our functional currencies can increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers to these local competitors.

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

In addition, if we or our stockholders engaged in transactions that resulted in a 50% or greater change by vote or value in the ownership of our stock during the four-year period beginning on the date that begins two years before the date of the Distribution, the Distribution would generally be taxable to IBM, but not to its stockholders, under Section 355(e) of the Code, unless it were established that such transactions and the Distribution were not part of a plan or series of related transactions. If the Distribution were taxable to IBM due to such a 50% or greater change in ownership of our stock, IBM would recognize a gain equal to the excess of the fair market value on the Distribution Date of our common stock distributed to IBM stockholders over IBM’s tax basis in our common stock, and we generally would be required to indemnify IBM for the tax on such gain and related expenses. Those amounts could be material. Any such indemnification obligation could adversely affect our business, financial condition and results of operations.

We may experience difficulties as we continue to integrate and update our new enterprise resource planning (“ERP”) system, and we have identified deficiencies in our internal control related to the information technology general controls in our new ERP environment, which, if not remediated appropriately or timely, could result in adverse effects to the Company.

During the fiscal year ended March 31, 2024, we implemented a new enterprise resource planning system (“ERP”), which replaced the financial and administrative systems that were provided by IBM following the Spin-off. As discussed in Part II, Item 9A, in the course of preparing this Annual Report on Form 10-K, management identified certain control deficiencies associated with the Company’s current year implementation of our ERP in the area of our information technology general control (“ITGCs”) related to (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program development and change management controls; and (iii) certain computer operations controls that, when aggregated, are considered to be a material weakness, as that term is defined in the relevant standards. While the Company has found no evidence that the deficiencies gave rise to systems changes that were improper or impacted our financial statements for the fiscal year ended March 31, 2024, management is implementing remedial measures with additional controls and procedures to address the deficiencies. To the extent management is unable to remediate the identified issue timely, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and other expenses, and could negatively affect investor confidence. As we continue to integrate and update our ERP, we may experience delays, increased costs, the diversion of management’s attention from day-to-day business operations and other difficulties. Extended delays could also introduce operational and business risk, including cybersecurity risks, business operations risks and other complications.

We continue to face a number of risks related to our separation from IBM, which could adversely affect our business, results of operations and financial condition.

In connection with the Separation, we and IBM entered into various transaction agreements related to the Spin-off. These agreements also govern our relationship with IBM following the Spin-off. We rely on IBM to satisfy its performance obligations under these agreements. Since the Spin-off, certain contractual disputes have arisen between us and IBM. We and IBM have commenced arbitration proceedings related to certain of these matters. If the outcome of those arbitrations is unfavorable to Kyndryl, if a mutually acceptable commercial resolution cannot be found, if the terms of any resolution of these matters are unfavorable to us, or if IBM is unable or unwilling to satisfy its respective obligations under these agreements, including indemnification obligations, our business, results of operations and financial condition could be adversely affected.

Risks Relating to Our Common Stock and the Securities Market

Certain provisions in our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and Delaware law may discourage takeovers and limit the power of our stockholders.

Several provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws and Delaware law may discourage, delay or prevent a merger or acquisition. These include, among others, provisions that (i) provide for staggered terms for directors on our Board for a period following the Spin-off; (ii) establish advance notice requirements for stockholder nominations and proposals; (iii) provide for the removal of directors only for cause during the time the Board is classified; (iv) limit the ability of stockholders to call special meetings or act by written consent; and (v) provide the Board the right to issue shares of preferred stock without stockholder approval. In addition, we are subject to Section 203 of the Delaware General Corporation Law (“DGCL”), which could have the effect of delaying or preventing a change of control that some stockholders may favor.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the critical importance of cybersecurity in upholding the safety and security of our systems, services and data and maintaining the trust of our customers. Cybersecurity risk management is an important part of, and is integrated into, the Company’s overall enterprise risk management program. We maintain a cybersecurity risk management program that is designed to identify, assess, manage and mitigate cybersecurity risks and provides a framework for responding to cybersecurity threats and incidents. We continually assess and enhance our cybersecurity risk management program and our cybersecurity posture to protect the confidentiality, integrity and availability of the Company’s infrastructure, resources and information and the information that our customers entrust to us.

We designed a multi-faceted risk-management approach based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and informed by other industry standards and industry-recognized practices to identify and address cybersecurity risks. Our key cybersecurity processes include the following:

●	Risk-based, layered controls – We regularly assess and adjust our technical controls and methods to identify, respond to and mitigate emerging cybersecurity risks and use a layered approach with overlapping controls to defend against cybersecurity attacks and threats to our networks, end-user devices, servers, applications, data and cloud solutions and the data that our customers entrust to us.

●	Cybersecurity incident response plan and testing – We have a global incident response process and a dedicated team responsible for monitoring, detecting and responding to cybersecurity threats and attacks, whether external or internal, coordinating across multiple functions, periodically testing our protocols and regularly communicating and providing reports to our CISO.

●	Information sharing and collaboration – We utilize threat intelligence and security information collected from various sources, including but not limited to partners, suppliers, governments and information sharing and analysis centers, to identify, protect against, detect and respond to potential cybersecurity threats and events.

●	Training and awareness – We use a combination of online training, including mandatory annual cybersecurity and privacy courses, educational tools, videos and other ongoing awareness initiatives, including phishing simulation exercises, throughout the year to foster a culture of security awareness and responsibility among our workforce.
●	Third-party supplier risk assessments – Recognizing that our suppliers can be subject to cybersecurity incidents which may impact us and our customers, our procurement process includes security and risk assessments to identify and evaluate risk associated with certain key suppliers, including reviewing relevant cybersecurity certifications and third-party audit results, assessing technical and organizational controls and evaluating their risk profile.

We periodically engage third-party security consultants to conduct evaluations of our cybersecurity controls and procedures, including through penetration testing, third-party audits or consulting on best practices to address new challenges. These evaluations include testing the design and operational effectiveness of our cybersecurity controls and procedures. Our internal audit function conducts additional reviews and assessments of our cybersecurity controls and procedures. Certain results of such assessments and reviews are reported to the Audit Committee and the Board of Directors as appropriate. We use the findings from these efforts to improve our practices, procedures, and technologies.

Cybersecurity Risk Oversight and Governance

Our Board of Directors is responsible for the overall oversight of our enterprise risk management. The Audit Committee semi-annually reviews the Company’s enterprise risk management framework, including enterprise risk management processes, and assists the Board of Directors in its oversight over certain key areas of risks, including overseeing cybersecurity, data governance and privacy risk and regularly reporting on such matters to the Board. The Audit Committee and full Board of Directors receive periodic updates from our CISO about Kyndryl’s cybersecurity policies and practices, cybersecurity developments, trends, risks, notable incidents, mitigation strategies, maturity initiatives and other developments throughout the year, as well as periodic updates from our CIO, Security & Resiliency global practice leader and other senior leaders on cybersecurity-related matters.

Our information security program is led by our CISO, who reports to the CIO. Our CISO organization collaborates closely with key stakeholders across the businesses, including our Security & Resiliency and other global practice organizations, in developing and implementing our cybersecurity strategy, policy, operations, threat detection and incident response and remediation. Our information security teams that support these efforts are comprised of cybersecurity professionals with many years of experience in cybersecurity across multiple sectors, including heavily regulated industries such as financial services and defense, and many of them hold relevant industry certifications.

Under our global incident response process, cybersecurity incidents are assessed and classified by severity, and significant incidents are escalated as appropriate to senior executive leadership. In addition, we have a risk-based escalation process outside of our regular reporting process to promptly notify the Board of Directors in the event of any material cybersecurity incident impacting the Company.

Based on the information we have as of the date of this Form 10-K, we do not believe that any cybersecurity incident experienced by the Company has materially affected or is reasonably likely to materially affect Kyndryl, including our business strategy, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Item 2. Properties.

As of March 31, 2024, we owned or leased approximately 13.3 million square feet of space worldwide, which excludes certain under-utilized spaces that we inherited from our former Parent at Separation and exited in fiscal years 2023 and 2024. Refer to Note 9 – Leases for more information. The Company will continue to evaluate space requirements and identify opportunities to improve operating efficiencies. Below is a summary of the Company’s active properties.

	United States*		Japan		Principal Markets		Strategic Markets		Total
	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet	Number of	Square Feet
	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)	Locations	(in millions)
Leased	31	1.2	46	1.1	136	3.9	135	2.4	348	8.6
Owned	3	3.1	—	—	8	0.9	5	0.8	16	4.7
Total	34	4.3	46	1.1	144	4.8	140	3.2	364	13.3
*	United States includes our principal executive offices not allocated to the Unites States segment, including our global headquarters located in New York, New York.

Item 3. Legal Proceedings.

Refer to Note 13 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol KD.

As of May 23, 2024, there were approximately 255,904 stockholders of record of our common stock. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

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

The graph below tracks the performance of a $100 investment in our common stock and in each index from November 4, 2021, the date our stock commenced regular-way trading on the NYSE, to March 31, 2024.

The graph below tracks the performance of a $100 investment in our common stock and in each index from April 1, 2023, the beginning of our fiscal year, to March 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In January 2022, the Company changed its fiscal year-end to March 31 from December 31. Included below are selected results and year-over-year comparisons for the years ended March 31, 2024 and 2023, and the twelve months ended March 31, 2022 (unaudited). The Company is presenting results of operations for the year ended March 31, 2023 and unaudited results of operations for the twelve months ended March 31, 2022 because management believes this comparison will be helpful to a reader’s understanding of our fiscal year 2024 results. Results for the twelve months ended March 31, 2022 were derived from our quarterly consolidated financial statements as previously reported. The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this report. For further information on (i) the comparisons between the year ended March 31, 2023 and the twelve months ended March 31, 2022 not covered in the “Segment Results” below, (ii) the comparison between the three months ended March 31, 2023 and the three months ended March 31, 2022 (the 2022 transition period) and (iii) the year ended December 31, 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (the “2023 Form 10-K”).

			Twelve
			Months Ended
			March 31,
	Year Ended March 31,		2022
(Dollars in millions)	2024	2023	(unaudited)
Revenue	$16,052	$17,026	$18,317
Revenue growth (GAAP)	(6)%	(7)%	(5)%
Revenue growth in constant currency(1)	(6)%	0%	(5)%
Net income (loss)	$(340)	$(1,374)	$(2,039)
Adjusted EBITDA(1)	$2,367	$1,975	$2,195

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	March 31,	March 31,
(Dollars in millions)	2024	2023
Assets	$10,590	$11,464
Liabilities	9,468	10,002
Equity	1,122	1,462

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

Financial Performance Summary

Macro Dynamics

In fiscal year 2024, we saw continuing demand for information technology services, despite concerns about economic growth, increased geopolitical tensions, inflationary pressures and government efforts to stem inflation. Although government efforts to stem inflation are expected to suppress economic growth, most economists, including the International Monetary Fund, continue to expect positive global macroeconomic growth in calendar year 2024.

Fiscal 2024 Financial Performance

For the year ended March 31, 2024, we reported $16.1 billion in revenue, a decline of 6 percent compared to the year ended March 31, 2023. The revenue decline was largely attributable to actions the Company has taken to reduce unprofitable and low-margin components of its customer relationships. United States revenue declined 9 percent, Japan revenue declined 6 percent, Principal Markets revenue declined 2 percent and Strategic Markets revenue decreased 7 percent, compared to the year ended March 31, 2023. Net loss of $340 million improved by $1.0 billion versus the prior-year period driven by progress on our key initiatives to drive operating efficiencies, increased margins and reduced transaction-related costs tied to our Separation.

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

Prior to November 3, 2021, the accompanying financial statements of Kyndryl were derived from the consolidated financial statements and accounting records of the former Parent as if the Company operated on a standalone basis during this period and reflect allocations of certain IBM corporate, infrastructure and shared services expenses, including centralized research, legal, human resources, payroll, finance and accounting, employee benefits, real estate, insurance, information technology, telecommunications, treasury and other expenses. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, gross profit, asset or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by Kyndryl during the periods presented. The accompanying financial statements through the Separation date may not be indicative of the Company’s future performance and do not necessarily reflect what the financial position, results of operations and cash flows would have been had it operated as an independent company during the periods presented. All significant intercompany transactions between IBM and Kyndryl prior to the Separation were included within Net Parent investment on the accompanying Consolidated Financial Statements.

After the Separation on November 3, 2021, the Company’s financial statements for the periods from November 4, 2021, through March 31, 2024, are consolidated financial statements based on our reported results as a standalone company. All significant transactions and accounts between Kyndryl entities were eliminated.

Prior to the Separation, our operations were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by IBM, where applicable. Income tax liabilities, including amounts for unrecognized tax benefits related to our activities included in IBM’s income tax returns, were deemed to be immediately settled with IBM through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from Parent in the financing activities section in the Consolidated Statement of Cash Flows. The Company also filed certain separate foreign income tax returns. For purposes of the historical periods presented on a “carve-out” basis, the income tax provisions have been calculated using the separate return basis, as if we filed separate tax returns.

Post-Separation, the income tax provisions are calculated based on Kyndryl’s operating footprint, as well as our tax return elections and assertions.

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the years ended March 31, 2024 and 2023, and the twelve months ended March 31, 2022. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

			Twelve
			Months Ended
	Year Ended March 31,		March 31,	Year-over-Year Change
(Dollars in millions)	2024	2023	2022 (unaudited)	2024 vs. 2023	2023 vs. 2022
Revenue
United States	$4,295	$4,726	$4,745	(9)%	(0)%
Japan	2,344	2,502	2,866	(6)%	(13)%
Principal Markets	5,823	5,957	6,838	(2)%	(13)%
Strategic Markets	3,590	3,840	3,867	(7)%	(1)%
Total revenue	$16,052	$17,026	$18,317	(6)%	(7)%
Revenue growth in constant currency(1)	(6)%	0%	(5)%
Adjusted EBITDA(1)
United States	$781	$839	$910	(7)%	(8)%
Japan	361	407	532	(11)%	(23)%
Principal Markets	740	371	387	99%	(4)%
Strategic Markets	579	436	535	33%	(19)%
Corporate and other(2)	(95)	(77)	(170)	NM	NM
Total adjusted EBITDA(1)	$2,367	$1,975	$2,195	20%	(10)%

NM – not meaningful

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).

(2)    Represents net amounts not allocated to segments

We report our financial results in accordance with U.S. GAAP. We also present certain non-GAAP financial measures to provide useful supplemental information to investors. We provide these non-GAAP financial measures as we believe they enhance visibility to underlying results and the impact of management decisions on operational performance, enables better comparison to peer companies and allows us to provide a long-term strategic view of the business going forward.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of this measure for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

			Twelve
			Months Ended
	Year Ended March 31,		March 31,
(Dollars in millions)	2024	2023	2022 (unaudited)
Net income (loss)	$(340)	$(1,374)	$(2,039)
Provision for (benefit from) income taxes	172	524	350
Interest expense	122	94	71
Depreciation of property, equipment and capitalized software	834	900	1,206
Amortization expense	1,287	1,245	1,310
Workforce rebalancing charges	138	71	(13)
Charges related to ceasing to use leased/fixed assets and lease terminations	39	80	—
Transaction-related costs (benefits)	(46)	264	630
Stock-based compensation expense	95	113	86
Impairment expense	—	—	469
Other adjustments*	68	59	124
Adjusted EBITDA (non-GAAP)	$2,367	$1,975	$2,195
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs, currency impacts of highly inflationary countries, and an adjustment to reduce amortization expense for the amount already included in transaction-related costs (benefits) above.

United States

	Year Ended March 31,
(Dollars in millions)	2024	2023
Revenue	$4,295	$4,726
Revenue year-over-year change	(9)%	(0)%
Adjusted EBITDA	781	839
Adjusted EBITDA year-over-year change	(7)%

For the year ended March 31, 2024, United States revenue of $4.3 billion decreased 9 percent compared to the year ended March 31, 2023, driven by the Company’s efforts to reduce certain low-margin revenues. Adjusted EBITDA decreased $58 million from the prior year, primarily driven by an increase in software costs of $67 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments, partially offset by increased operating efficiencies and higher margins on recent signings.

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

Japan

	Year Ended March 31,
(Dollars in millions)	2024	2023
Revenue	$2,344	$2,502
Revenue year-over-year change	(6)%	(13)%
Revenue growth in constant currency	0%	5%
Adjusted EBITDA	361	407
Adjusted EBITDA year-over-year change	(11)%

For the year ended March 31, 2024, Japan revenue of $2.3 billion decreased 6 percent compared to the year ended March 31, 2023, driven primarily by an unfavorable currency exchange rate impact of six points. Adjusted EBITDA decreased $46 million from the prior year, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

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

Principal Markets

	Year Ended March 31,
(Dollars in millions)	2024	2023
Revenue	$5,823	$5,957
Revenue year-over-year change	(2)%	(13)%
Revenue growth in constant currency	(4)%	(4)%
Adjusted EBITDA	740	371
Adjusted EBITDA year-over-year change	99%

For the year ended March 31, 2024, Principal Markets revenue of $5.8 billion decreased 2 percent compared to the year ended March 31, 2023, including a favorable currency exchange rate impact of two points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $369 million from the prior year, primarily due to increased operating efficiencies, higher margins on recent signings and a decrease in software costs of $80 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

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

Strategic Markets

	Year Ended March 31,
(Dollars in millions)	2024	2023
Revenue	$3,590	$3,840
Revenue year-over-year change	(7)%	(1)%
Revenue growth in constant currency	(10)%	6%
Adjusted EBITDA	579	436
Adjusted EBITDA year-over-year change	33%

For the year ended March 31, 2024, Strategic Markets revenue of $3.6 billion decreased 7 percent compared to the year ended March 31, 2023, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $143 million from the prior year, primarily due to increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $23 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

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

Corporate and Other

Corporate and other generated an adjusted EBITDA loss of $95 million in the year ended March 31, 2024, compared to a loss of $77 million in the year ended March 31, 2023. Corporate and other generated an adjusted EBITDA loss of $77 million in the year ended March 31, 2023, compared to a loss of $170 million in the twelve months ended March 31, 2022, driven by lower executive expenses incurred by Kyndryl post-Separation compared to corporate expenses allocated by the former Parent in the prior-year period.

Costs and Expenses

	Year Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$16,052	$17,026	100.0%	100.0%	(6)%
Cost of services	13,189	14,498	82.2%	85.2%	(9)%
Selling, general and administrative expenses	2,773	2,914	17.3%	17.1%	(5)%
Workforce rebalancing charges	138	71	0.9%	0.4%	95%
Transaction-related costs (benefits)	(46)	264	(0.3)%	1.5%	NM
Interest expense	122	94	0.8%	0.5%	30%
Other expense	45	35	0.3%	0.2%	27%
Income (loss) before income taxes	$(168)	$(851)

NM – not meaningful

Cost of services was 82.2% of revenue in the year ended March 31, 2024, compared to 85.2% in the year ended March 31, 2023, driven by increased operating efficiencies, higher margins on recent signings and actions the Company has taken to reduce low-margin components of its customer relationships. Selling, general and administrative expenses were 17.3% of revenue in the year ended March 31, 2024 compared to 17.1% in the year ended March 31, 2023, driven by lower revenue, partially offset by reduced expenses. Workforce rebalancing charges were 0.9% of revenue in the year ended March 31, 2024 versus 0.4% of revenue in the prior-year period, due to increased workforce rebalancing actions taken in fiscal 2024. Transaction-related costs (benefits) were (0.3)% of revenue in the year ended March 31, 2024 compared to 1.5% in the prior-year, driven by reduced rebranding and employee-retention costs and the favorable resolution of certain pre-Separation and Separation-related matters with our former Parent. Interest expense was 0.8% of revenue in the year ended March 31, 2024 compared to 0.5% in the prior year due to higher interest rates in fiscal 2024.

	Year	Twelve
	Ended	Months Ended
	March 31,	March 31,	Percent of Revenue		Change
(Dollars in millions)	2023	2022 (unaudited)	2023	2022	2023 vs. 2022
Revenue	$17,026	$18,317	100.0%	100.0%	(7)%
Cost of services	14,498	16,057	85.2%	87.7%	(10)%
Selling, general and administrative expenses	2,914	2,752	17.1%	15.0%	6%
Workforce rebalancing charges	71	(13)	0.4%	(0.1)%	NM
Transaction-related costs	264	630	1.5%	3.4%	(58)%
Impairment expense	—	469	—	2.6%	(100)%
Interest expense	94	71	0.5%	0.4%	31%
Other expense	35	40	0.2%	0.2%	(12)%
Income (loss) before income taxes	$(851)	$(1,689)

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

Transaction-Related Costs (Benefits)

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs (benefits)” in the Consolidated Income Statement. Transaction-related costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required, pre-Separation and post-Separation, to prepare for and execute the Separation, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration.

Workforce Rebalancing and Site-Rationalization Charges

During the year ended March 31, 2023, management initiated certain actions to reduce the Company’s overall cost structure and increase our operating efficiency, which continued through the fiscal year ended March 31, 2024. These actions include workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. As a result, we disposed of these assets through abandonment or early termination. During the year ended March 31, 2024, the Company recognized $135 million in workforce rebalancing charges (excluding individual terminations outside of this Company-wide workforce rebalancing program) and $39 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Total cash outlays for this program are expected to be approximately $300 million, of which approximately $210 million has been paid through March 31, 2024 (including approximately $40 million of contractual payments toward leased assets we have ceased to use) and approximately $60 million is expected to be paid in fiscal year 2025. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by approximately $400 million in fiscal year 2025. There can be no guarantee that we will achieve our expected cost savings. The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 19 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Income Taxes

The Company’s consolidated provision for income taxes and effective tax rate were as follows:

			Twelve Months
	Year Ended	Year Ended	Ended March
	March 31,	March 31,	31, 2022
(Dollars in millions)	2024	2023	(unaudited)
Provision for income taxes	$172	$524	$350
Effective tax rate	(102.2)%	(61.6)%	(20.7)%

In the years ended March 31, 2024 and 2023, and the twelve months ended March 31, 2022, we recorded income tax expense of $172 million, $524 million and $350 million, respectively, on pretax losses, which resulted in negative effective tax rates. Our income tax expense for the year ended March 31, 2024 was primarily related to taxes on foreign operations and uncertain tax positions. Our income tax expense for the year ended March 31, 2023 was primarily related to the increases in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized, taxes on foreign operations and uncertain tax positions. Our income tax expense for the twelve months ended March 31, 2022 was primarily related to taxes on foreign operations, uncertain tax positions, tax charges related to the transfer of Kyndryl’s operations from Parent in contemplation of the Company’s separation from IBM and the establishment of valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The effective tax rate for the year ended March 31, 2024 was lower (more negative) compared to the year ended March 31, 2023 primarily due to the Company’s pretax loss being significantly lower in fiscal year 2024. The effective tax rate for the year ended March 31, 2023 was lower compared to the twelve months ended March 31, 2022 primarily due to increases in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. For more information, see Note 5 – Taxes in the accompanying Consolidated Financial Statements.

Financial Position

Dynamics

Total assets of $10.6 billion at March 31, 2024 decreased by $873 million (and decreased by $737 million adjusted for currency) from March 31, 2023, primarily driven by: a decrease in cash and cash equivalents of $295 million mainly due to our net loss in the period; a decrease in deferred costs of $236 million due to amortization outpacing additions; and a decrease in fixed assets of $105 million due to depreciation outpacing new capital expenditures.

Total liabilities of $9.5 billion at March 31, 2024 decreased by $533 million (and decreased by $384 million adjusted for currency) from March 31, 2023, primarily as a result of: a decrease in accounts payable of $366 million due to lower costs and the timing of payments; a decrease in other liabilities (non-current) of $118 million due in part to the decrease of deferred taxes; and a decrease in other accrued expenses and liabilities (current) of $102 million due in part to workforce rebalancing payments and partially offset by an increase in accrued contract costs of $142 million due to the timing of vendors’ billings.

Total equity of $1.1 billion at March 31, 2024 decreased $340 million from March 31, 2023, principally due to our comprehensive loss in the period.

Overall pension funded status as of March 31, 2024 was 75% of estimated pension benefit obligation, an increase from 74% at March 31, 2023.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Year Ended March 31,
(Dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$454	$781
Investing activities	(553)	(835)
Financing activities	(170)	(141)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(37)	(100)
Net change in cash, cash equivalents and restricted cash	$(306)	$(294)

Net cash provided by operating activities was $454 million for the year ended March 31, 2024, compared to net cash provided by operating activities of $781 million for the year ended March 31, 2023. This change was driven by lower cash from working capital, partially offset by our reduced net loss.

Net cash used by investing activities was $553 million for the year ended March 31, 2024, compared to a net cash use of $835 million for the year ended March 31, 2023 due to lower capital expenditures and the sale of certain fixed assets. Capital expenditures consist of payments for property and equipment, and purchased and internally-developed software.

Net cash used by financing activities totaled $170 million for the year ended March 31, 2024, compared to net cash used by financing activities of $141 million for the year ended March 31, 2023 mainly driven by higher repayments of finance lease obligations.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and the Revolving Credit Agreement entered into in October 2021 will be sufficient to meet our anticipated cash needs for at least the next twelve months.

Senior Unsecured Notes

In October 2021, in preparation for our Spin-off, we completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041 (the “Initial Notes”). The Initial Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in reliance on Regulation S of the Securities Act. In connection with the issuance of the Initial Notes, we entered into a registration rights agreement with the purchasers of the Initial Notes, pursuant to which we completed a registered offering to exchange each series of Initial Notes for new notes with substantially identical terms during the quarter ended September 30, 2022.

In February 2024, we completed a registered offering of $500 million in aggregate principal amount of 6.35% senior unsecured notes due 2034 (the “2034 Notes”). We received proceeds of $494 million, net of debt issuance costs and discounts, which were capitalized as a reduction to the carrying value of debt and are being amortized as interest expense over the term of the notes. The 2034 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.

The Initial Notes and the 2034 Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner.

Term Loan and Revolving Credit Facility

In October 2021, we entered into a $500 million three-year variable rate term loan credit agreement (the “Term Loan Credit Agreement”), which was scheduled to mature in November 2024. In November 2021, we drew down the full $500 million available under the Term Loan Credit Agreement. The interest rate on this term loan was equal to one-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus a margin of 1.125%. In June 2023, we amended the Term Loan Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”). The first repricing date using SOFR was in July 2023. In February 2024, the Company used the net proceeds from the offering of the 2034 Notes, together with cash on hand, to prepay the full amount outstanding under the Term Loan Credit Agreement, at no penalty.

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing LIBOR with SOFR. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement.

The total facility fees recorded by the Company for the Revolving Credit Agreement were $5 million for the years ended March 31, 2024 and 2023. Facility fees were immaterial for the three months ended March 31, 2022 and the year ended December 31, 2021. As of March 31, 2024, there has been no drawdown on the Revolving Credit Agreement.

The Revolving Credit Agreement includes certain customary mandatory prepayment provisions. In addition, it includes customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Revolving Credit Agreement) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00. The Company is in compliance with its debt covenants.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $3.6 billion for the year ended March 31, 2024 and $3.1 billion for the year ended March 31, 2023. The fees associated with the transfers of receivables were $49 million for the year ended March 31, 2024 and $47 million for the year ended March 31, 2023.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at March 31, 2024 were immaterial.

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

At March 31, 2024 and March 31, 2023, we had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

At March 31, 2024, the Company’s material future contractual obligations were primarily related to leases, debt and pension liabilities. See Note 9 – Leases, Note 11 – Borrowings, Note 12 – Other Liabilities and Note 16 – Retirement-Related Benefits of Notes to the Company’s consolidated financial statements. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. Certain of these commitments were allocated to the Company as part of the Separation from its former Parent. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2024, we had short-term (April 2024 through March 2025), mid-term (April 2025 through March 2027) and long-term (April 2027 onward) purchase commitments in the amount of $0.6 billion, $0.4 billion and $0.4 billion, respectively.

Other Information

Signings

The following table presents the Company’s signings for the years ended March 31, 2024 and 2023, and the twelve months ended March 31, 2022.

			Twelve
			Months
			Ended
	Year Ended March 31,		March 31,
(Dollars in billions)	2024	2023	2022
Total signings	$12.5	$12.2	$14.2

Signings increased by $332 million, or 3%, in the year ended March 31, 2024, compared to the prior year. Signings decreased by $2.0 billion, or 14%, for the year ended March 31, 2023 compared to the twelve months ended March 31, 2022, in part due to a six-point negative currency impact on signings. Signings also declined as a result of an increased focus on higher-margin services, which tend to be shorter in length and therefore smaller in value than historical agreements.

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

Revenue Recognition

Application of GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are separate performance obligations. In certain arrangements, revenue is recognized based on progress toward completion of the performance obligation using a cost-to-cost measure of progress. The estimation of future costs, which is updated as the project progresses, is complex and requires us to make judgments. Other significant judgments include determining whether we are acting as the principal in a transaction and whether separate contracts should be combined and considered part of one arrangement.

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

Costs to Complete Service Contracts

During the contractual period, revenue, cost and profits may be impacted by estimates of the ultimate profitability of each contract, especially contracts for which we use cost-to-cost method to measure progress. The Company performs ongoing profitability analyses of its design-and-build services contracts accounted for using a cost-to-cost measure of progress to determine whether the latest estimates of revenues, costs and profits require updating. If at any time these estimates indicate that the contract will be unprofitable on a gross-margin basis, the entire estimated loss for the remainder of the contract is recorded immediately. For other types of services contracts, any losses are recorded as incurred. Key factors reviewed to estimate the future costs to complete each contract are future labor costs, product costs and expected productivity efficiencies.

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

Changes in the discount rate assumptions would impact the actuarial (gain)/loss amortization, service cost and interest cost components of the net periodic benefit cost calculation and the projected benefit obligation (PBO). If the average discount rate assumption for the non-U.S. defined benefit pension plans had increased or decreased by 25-basis-points from 3.30% on March 31, 2024, this would not result in a material change to pretax net periodic benefit cost recognized in fiscal 2025. Further changes in the discount rate assumptions would impact the PBO which, in turn, may impact our funding decisions if the PBO exceeds plan assets. A 25-basis-point increase or decrease in the discount rate would result in an approximate corresponding decrease or increase, respectively, of approximately $42 million in the Plans’ estimated PBO and accumulated postretirement benefit obligation (APBO) based upon March 31, 2024 data.

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

To the extent the outlook for long-term returns changes such that management changes its expected long-term return on plan assets assumption, a 25-basis-point increase or decrease in the expected long-term return on plan assets assumption would not have a material estimated decrease or increase on the following year’s pretax net periodic benefit cost (based upon plan assets at March 31, 2024 and expected contributions and benefit payments for fiscal 2025).

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

Prior to the Separation, the Company recorded deferred tax assets for stock-based compensation awards that result in tax deductions in the consolidated financial statements calculated using the separate return basis, the amount of compensation cost recognized and the relevant statutory tax rates. Post-Separation, the differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded as a benefit or expense to the provision for income taxes in the Consolidated Income Statement.

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

If a quantitative test is required, we use an income-based approach where fair value is determined using a discounted cash flow model that requires significant judgment with respect to revenue and growth rates, based upon annual budgets and long-term strategic plans. Fair value estimates employed in our annual impairment review of goodwill involve using various assumptions. Assumptions critical to our fair value were discount rates used in determining the fair value of the reporting unit, expected revenue growth and projected EBITDA margins. These and other assumptions are impacted by economic conditions and expectations of management and may change based on different facts and circumstances. We believe the assumptions used to estimate future cash flows are reasonable, but there can be no assurance that the expected cash flows will be realized. The use of different assumptions would increase or decrease discounted cash flows or earnings projections and therefore, could change impairment determinations.

In conjunction with our annual review of goodwill for impairment, we prepared qualitative and quantitative valuation analysis as of January 1, 2024. For the reporting units subject to quantitative tests, we determined that their fair values exceeded their book values by over 100%. We also performed a sensitivity analysis on the calculation of fair value using discounted cash flows. A hypothetical 100-basis-point increase in the discount rate or a hypothetical 100-basis-point decline in revenue growth rate, combined with no other changes to other inputs and assumptions used in the analysis, would not result in a potential impairment. See Note 10 – Intangible Assets Including Goodwill for further discussion.

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

Change in Accounting Estimate

In March 2024, we completed our assessment of the useful lives of our property, plant and equipment. Based on our usage experience and data analysis, we determined we should increase the estimated useful lives of our information technology equipment from five to six years. This change in accounting estimate will be effective beginning April 1,

2024 and applied on a prospective basis to the assets on our balance sheet as of March 31, 2024, as well as future asset purchases. Based on the carrying value of information technology equipment included in property, plant and equipment, net in our Consolidated Balance Sheet as of March 31, 2024, we estimate this change will decrease non-cash depreciation expense in fiscal year 2025 by approximately $180 million.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would,” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, political, public health and other conditions;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;
●	risks relating to non-compliance with legal and regulatory requirements;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations;
●	risks related to the Company’s spin-off from IBM;
●	risks related to deficiencies identified in our information technology general control; and
●	risks related to the Company’s common stock and the securities market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. At March 31, 2024, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than the prior year. At March 31, 2023, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than the prior year. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. Large changes in currency exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers. Currency movements impacted our year-to-year revenue growth. Based on the currency rate movements in the year ended March 31, 2024, total revenue decreased 6 percent as reported and 6 percent in constant currency versus the year ended March 31, 2023. For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

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

To meet disclosure requirements, we perform a sensitivity analysis to determine the effects that market risk exposures may have on the fair values of our financial assets. The financial instruments that are included in the sensitivity analysis are comprised of our cash and cash equivalents, debt obligations, and derivative instruments.

To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and currency exchange rates on market-sensitive instruments. The market values for interest and currency exchange risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 31, 2024 and 2023. The differences in this comparison are the hypothetical losses associated with each type of risk.

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

The results of the sensitivity analysis at March 31, 2024 and 2023 are as follows:

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our fixed-rate and variable-rate debt obligations (See Note 11 – Borrowings in the accompanying Consolidated Financial Statements). A hypothetical 10 percent adverse change in the levels of interest rates, with all other variables held constant, would result in a $22 million and a $12 million impact in the fair value of our financial instruments at March 31, 2024 and 2023, respectively. A hypothetical 10 percent adverse change in the levels of interest rates would not be material to our consolidated results of operations or cash flow.

Currency Exchange Rate Risk

A hypothetical 10 percent adverse change in the levels of currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in a $154 million and a $220 million impact in the fair value of our financial instruments, primarily our cash, debt and derivatives, at March 31, 2024 and 2023, respectively.

Item 8. Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	50
Consolidated Income Statement for the Years Ended March 31, 2024 and 2023, and December 31, 2021 and the Three Months Ended March 31, 2022	53
Consolidated Statement of Comprehensive Income (Loss) for the Years Ended March 31, 2024 and 2023, and December 31, 2021 and the Three Months Ended March 31, 2022	54
Consolidated Balance Sheet as of March 31, 2024 and 2023	55
Consolidated Statement of Cash Flows for the Years Ended March 31, 2024 and 2023, and December 31, 2021 and the Three Months Ended March 31, 2022	56
Consolidated Statement of Equity for the Years Ended March 31, 2024 and 2023, and December 31, 2021 and the Three Months Ended March 31, 2022	57
Notes to Consolidated Financial Statements	58

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kyndryl Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Kyndryl Holdings, Inc. and its subsidiaries (the “Company”) as of March 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of equity and of cash flows for each of the two years in the period ended March 31, 2024, for the three months ended March 31, 2022 and for the year ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, for the three months ended March 31, 2022 and for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to certain information technology general controls, specifically ineffective (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program development and change management controls; and (iii) certain computer operations controls.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition for Certain Services

As described in Notes 1 and 3 to the consolidated financial statements, the Company recorded total revenues of $16,052 million for the year ended March 31, 2024, of which a majority relates to services that are single performance obligations comprised of a series of distinct services. The Company offers services such as cloud managed services, application hosting and modernization, security and resiliency services, enterprise infrastructure services, digital workplace services, network services and distributed cloud services to support its customers through technological change. Revenue is recognized when, or as, control of a promised service transfers to a client, in an amount that reflects the consideration to which management expects to be entitled in exchange for transferring those services. If the consideration promised in a contract includes a variable amount, management estimates the amount to which it expects to be entitled using either the expected value or most likely amount method.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified that impacted the procedures performed related to revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating the Company’s accounting policies related to the recognition of revenue for services; (ii) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of certain services revenue transactions by obtaining and inspecting source documents such as master services agreements, individual statements of work, invoices, and cash receipts; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 30, 2024

We have served as the Company’s auditor since 2020.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

				Three Months
				Ended	Year Ended
		Year Ended March 31,		March 31,	December 31,
	Notes	2024	2023	2022	2021
Revenues *	3	$16,052	$17,026	$4,431	$18,657

Cost of services **	3	$13,189	$14,498	$3,824	$16,550
Selling, general and administrative expenses		2,773	2,914	690	2,776
Workforce rebalancing charges	19	138	71	—	39
Transaction-related costs (benefits)		(46)	264	58	627
Impairment expense	10	—	—	—	469
Interest expense	11	122	94	21	64
Other expense		45	35	27	35
Total costs and expenses		$16,221	$17,876	$4,620	$20,560

Income (loss) before income taxes		$(168)	$(851)	$(189)	$(1,903)
Provision for income taxes	5	$172	$524	$40	$402
Net income (loss)		$(340)	$(1,374)	$(229)	$(2,304)

Basic earnings (loss) per share	6	$(1.48)	$(6.06)	$(1.02)	$(10.28)
Diluted earnings (loss) per share		(1.48)	(6.06)	(1.02)	(10.28)

Weighted-average basic shares outstanding	6	229.2	226.7	224.4	224.1
Weighted-average diluted shares outstanding		229.2	226.7	224.4	224.1

* Including related-party revenue of $287 for the year ended March 31, 2023, $236 for the three months ended March 31, 2022, and $704 for the year ended December 31, 2021

** Including related-party cost of service of $1,382 for the year ended March 31, 2023, $924 for the three months ended March 31, 2022, and $3,979 for the year ended December 31, 2021

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
	2024	2023	2022	2021
Net income (loss)	$(340)	$(1,374)	$(229)	$(2,304)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(36)	(186)	(51)	194
Unrealized losses on net investment hedges	(11)	—	—	—
Total foreign currency translation adjustments	(47)	(186)	(51)	194
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	22	(4)	1	4
Reclassification of (gains) losses to net income	(21)	2	(1)	(1)
Total unrealized gains (losses) on cash flow hedges	1	(3)	—	3
Retirement-related benefit plans:
Prior service costs (credits)	(3)	4	—	1
Net gains (losses) arising during the period	(56)	175	136	72
Curtailments and settlements	10	10	4	3
Amortization of prior service (credits) costs	1	1	—	—
Amortization of net (gains) losses	5	40	16	51
Total retirement-related benefit plans	(42)	229	156	127
Other comprehensive income (loss), before tax	(88)	40	105	324
Income tax (expense) benefit related to items of other comprehensive income (loss)	6	(14)	(50)	(33)
Other comprehensive income (loss), net of tax	(82)	27	54	292
Total comprehensive income (loss)	$(423)	$(1,347)	$(175)	$(2,013)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

		March 31,
	Notes	2024	2023
Assets:
Current assets:
Cash and cash equivalents		$1,553	$1,847
Restricted cash		1	12
Accounts receivable (net of allowances for credit losses of $22 at March 31, 2024 and $32 at March 31, 2023)		1,599	1,523
Deferred costs (current portion)	3	1,081	1,070
Prepaid expenses and other current assets		514	510
Total current assets		$4,747	$4,963

Property and equipment, net	8	$2,674	$2,779
Operating right-of-use assets, net	9	864	964
Deferred costs (noncurrent portion)	3	920	1,166
Deferred taxes	5	220	248
Goodwill	10	805	812
Intangible assets, net	10	188	171
Pension assets	16	105	94
Other noncurrent assets		67	267
Total assets		$10,590	$11,464

Liabilities:
Current liabilities:
Accounts payable		$1,408	$1,774
Value-added tax and income tax liabilities		327	347
Current portion of long-term debt	11	126	110
Accrued compensation and benefits		609	533
Deferred income (current portion)	3	825	820
Operating lease liabilities (current portion)	9	285	316
Accrued contract costs		487	346
Other accrued expenses and liabilities	12	521	624
Total current liabilities		$4,589	$4,868

Long-term debt	11	$3,112	$3,111
Retirement and nonpension postretirement benefit obligations	16	500	504
Deferred income (noncurrent portion)	3	314	362
Operating lease liabilities (noncurrent portion)	9	622	707
Other noncurrent liabilities	12	332	450
Total liabilities		$9,468	$10,002
Commitments and contingencies	13

Equity:
Stockholders’ equity	14
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: March 31, 2024 – 233.7, March 31, 2023 – 229.6)		$4,524	$4,428
Accumulated deficit		(2,319)	(1,978)
Treasury stock, at cost (shares: March 31, 2024 – 3.3, March 31, 2023 – 1.9)		(45)	(23)
Accumulated other comprehensive income (loss)		(1,145)	(1,062)
Total stockholders’ equity before non-controlling interests		$1,015	$1,365
Non-controlling interests		107	97
Total equity		$1,122	$1,462
Total liabilities and equity		$10,590	$11,464

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
	2024	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(340)	$(1,374)	$(229)	$(2,304)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	834	900	246	1,300
Depreciation of right-of-use assets	319	428	103	327
Amortization of transition costs and prepaid software	1,256	1,199	319	1,278
Amortization of capitalized contract costs	531	472	136	563
Amortization of acquisition-related intangible assets	30	46	7	37
Goodwill impairment	—	—	—	469
Stock-based compensation	95	113	31	71
Deferred taxes	(13)	285	(10)	(401)
Net (gain) loss on asset sales and other	43	6	12	11
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,569)	(1,592)	(672)	(1,618)
Right-of-use assets and liabilities (excluding depreciation)	(335)	(361)	(117)	(374)
Workforce rebalancing liabilities	(38)	41	(73)	(341)
Receivables	11	664	(31)	(1,076)
Accounts payable	(305)	282	384	125
Taxes (including items settled with former Parent in 2021 period)	(2)	90	(66)	994
Other assets and other liabilities	(63)	(415)	151	822
Net cash provided by (used in) operating activities	$454	$781	$189	$(119)

Cash flows from investing activities:
Capital expenditures	$(651)	$(865)	$(180)	$(752)
Proceeds from disposition of property and equipment	138	23	9	194
Other investing activities, net	(40)	7	(53)	(14)
Net cash used in investing activities	$(553)	$(835)	$(225)	$(572)

Cash flows from financing activities:
Debt repayments	$(644)	$(118)	$(28)	$(91)
Proceeds from issuance of debt, net of debt issuance costs	494	—	—	3,038
Net transfers (to) from Parent	—	—	—	(30)
Common stock repurchases for tax withholdings	(22)	(19)	(3)	(1)
Other financing activities, net	2	(4)	(12)	—
Net cash provided by (used in) financing activities	$(170)	$(141)	$(43)	$2,915

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(37)	$(100)	$(7)	$(22)
Net change in cash, cash equivalents and restricted cash	$(306)	$(294)	$(86)	$2,203

Cash, cash equivalents and restricted cash at beginning of period	$1,860	$2,154	$2,240	$38
Cash, cash equivalents and restricted cash at end of period	$1,554	$1,860	$2,154	$2,240

Supplemental data
Income taxes paid, net of refunds received	$191	$167	$47	$12
Interest paid on debt	$118	$98	$3	$2

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

	Common Stock and			Accumulated
	Additional		Net	Other			Non-
	Paid-In Capital		Parent	Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Investment	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - January 1, 2021	—	$—	$6,023	$(1,096)	$—	$—	$58	$4,985
Net income (loss)			(1,929)			(375)		(2,304)
Other comprehensive income (loss), net of tax				292				292
Issuance of common stock and reclassification of net transfers from Parent	224.1	4,271	(4,095)	(339)				(163)
Common stock issued under employee plans	0.1	13						13
Purchases of treasury stock	0.0				(1)			(1)
Changes in non-controlling interests							(56)	(56)
Equity - December 31, 2021	224.2	$4,284	$—	$(1,143)	$(1)	$(375)	$3	$2,767
Net income (loss)						(229)		(229)
Other comprehensive income (loss), net of tax				54				54
Common stock issued under employee plans	0.5	31						31
Purchases of treasury stock	(0.2)				(3)			(3)
Changes in non-controlling interests							91	91
Equity - March 31, 2022	224.5	$4,315	$—	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)						(1,374)		(1,374)
Other comprehensive income (loss), net of tax				27				27
Common stock issued under employee plans	4.8	113						113
Purchases of treasury stock	(1.7)				(19)			(19)
Changes in non-controlling interests							4	4
Equity – March 31, 2023	227.7	$4,428	$—	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)						(340)		(340)
Other comprehensive income (loss), net of tax				(82)				(82)
Common stock issued under employee plans	4.1	95						95
Purchases of treasury stock	(1.4)				(22)			(22)
Changes in non-controlling interests							10	10
Equity – March 31, 2024	230.4	$4,524	$—	$(1,145)	$(45)	$(2,319)	$107	$1,122

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

In November 2021, our former Parent effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit of its Global Technology Services segment through the distribution of shares of Kyndryl’s common stock representing 80.1% of total shares outstanding to IBM stockholders. Kyndryl’s stock began trading as an independent company on November 4, 2021, and IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off. In connection with the Separation, the Company entered into several agreements with IBM governing the relationship of the parties following the Separation.

Description of Business

Our purpose is to design, build and manage secure and responsive private, public and multi-cloud environments to serve our customers’ needs and accelerate their digital transformations. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems.

We provide engineering talent, operating solutions and insights derived from our knowledge and data around IT systems. This enables us to deliver advisory, implementation and managed services at scale across technology infrastructures that allow our customers to de-risk and realize the full value of their digital transformations. We do this while embracing new technologies and solutions and continually expanding our skills and capabilities, as we help advance the vital systems that power progress for our customers. We deliver technology services capabilities, insights and depth of expertise to modernize and manage IT environments based on our customers’ unique needs. We offer services across domains such as cloud services, core enterprise and zCloud services, applications, data and artificial intelligence services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud and on-premises environments as “one” for our customers, enabling them to scale seamlessly. To deliver these services, we rely on our global team of skilled practitioners, consisting of approximately 80,000 professionals.

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

The financial statements and footnotes for the period from January 1 through November 3, 2021 (the “pre-Separation period”) reflect allocations of certain IBM corporate, infrastructure and shared services expenses using a variety of allocation methodologies that are appropriate for the type of allocated expense. Where possible, these charges were allocated based on direct usage, with the remainder allocated on a pro rata basis of headcount, gross profit, asset or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by Kyndryl during the periods presented.

For the periods subsequent to November 3, 2021, the financial statements are presented on a consolidated basis as the Company became a standalone public company.

The income tax provision included in these consolidated financial statements for the pre-Separation period was calculated using the separate return basis, as if Kyndryl filed separate tax returns. The calculation of income taxes on a hypothetical separate return basis requires a considerable amount of judgment and use of both estimates and allocations; pre-Separation current and deferred taxes may not be reflective of the actual tax balances subsequent to the Separation. Current income tax liabilities including amounts for unrecognized tax benefits related to Kyndryl’s activities included in the Parent’s income tax returns were assumed to be immediately settled with Parent through the Net Parent investment account in the Consolidated Balance Sheet and reflected in Net transfers from Parent in the Consolidated Statement of Cash Flows during these periods.

Transition Period

In January 2022, the Board of Directors of Kyndryl approved a change to the fiscal year-end of the Company from December 31 to March 31. The Company’s 2023 fiscal year began on April 1, 2022 and ended March 31, 2023, and the Company’s 2024 fiscal year began on April 1, 2023 and ended March 31, 2024. The Company filed a Transition Report on Form 10-QT for the period of January 1 to March 31, 2022 (the “Transition Period”) with the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2022.

Principles of Consolidation

For the pre-Separation period, the accompanying financial statements were derived from the consolidated financial statements and accounting records of the former Parent as if the Company operated on a standalone basis and were prepared in accordance with U.S. GAAP and pursuant to the rules and regulations of the SEC. Historically, the Company consisted of the managed infrastructure services unit of IBM’s Global Technology Services segment and did not operate as a separate standalone company. All significant intercompany transactions during the pre-Separation period between Kyndryl and IBM have been included in the consolidated financial statements. Intercompany transactions between Kyndryl and IBM were considered to be effectively settled in the consolidated financial statements at the time the transaction was recorded.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses, deferred transition costs and other matters. Estimates were also used in determining the allocation of costs and expenses from IBM for the pre-Separation period. These estimates are based on management’s knowledge of current events, historical experience and actions that the Company may undertake in the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may be different from these estimates.

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

The Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional; total conditional contract assets of $30 million at March 31, 2024 and 2023 are included in prepaid expenses and other current assets in the Consolidated Balance Sheet. Total unconditional contract assets (“unbilled accounts receivable”) of $377 million and $384 million at March 31, 2024 and 2023, respectively, are included in accounts receivable in the Consolidated Balance Sheet.

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

Cost of Services

Recurring operating costs for services contracts are recognized as incurred. Certain eligible, nonrecurring costs (i.e., setup costs) incurred in the initial phases of outsourcing contracts and other cloud-based services contracts, are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future and the costs are expected to be recovered. These costs consist of transition and setup costs related to the installation of systems and processes and other deferred fulfillment costs, including, for example, prepaid assets used in services contracts (i.e., prepaid software or prepaid maintenance). Capitalized costs are amortized on a straight-line basis over the expected period of benefit, which approximates the pattern of transfer to the client of the services to which the asset relates and includes anticipated contract renewals or extensions. Additionally, fixed assets associated with these contracts are capitalized and depreciated on a straight-line basis over the expected useful life of the asset and recorded in cost of sales. If an asset is contract-specific and cannot be repurposed, then the depreciation period is the shorter of the useful life of the asset or the contract term. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. If the carrying amount is deemed not recoverable, an impairment loss is recognized. Refer to Note 3 – Revenue Recognition for the amount of deferred costs to fulfill a contract at March 31, 2024 and 2023.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expense is charged to income as incurred, except for certain sales commissions, which are capitalized and amortized. For further information regarding capitalizing sales commissions, see “Incremental Costs of Obtaining a Contract” above. Expenses of promoting and selling services are classified as selling expense and, in addition to sales commissions, include such items as compensation, advertising and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. In addition, general and administrative expense includes other operating items such as allowance for credit losses, amortization of certain intangible assets and research, development and engineering (“RD&E”) costs. Total RD&E costs were $58 million, $79 million, $23 million, and $63 million for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (transition period), and the year ended December 31, 2021, respectively.

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense, which includes media, agency and promotional expense directly incurred by the Company was $115 million, $136 million, $54 million, and $56 million for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (transition period), and the year ended December 31, 2021, respectively. Costs related to the initial establishment of the Kyndryl brand are recorded in Transaction-related costs in the Consolidated Income Statement. All other advertising and promotional costs are recorded in SG&A expense in the Consolidated Income Statement.

Other Expense

Other expense primarily consists of (income) and expense related to certain components of retirement-related costs, including interest costs, expected return on plan assets, amortization of prior service costs (credits), curtailments and settlements and other net periodic benefit costs. Also included are gains and losses from foreign currency transactions.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost related to stock-based awards granted to employees under Kyndryl’s stock-based compensation plan (the “Kyndryl Plan”). The Company establishes stock-based compensation values at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of actual forfeitures) over the requisite employee service period. Kyndryl grants the Company’s employees Restricted Stock Units (RSUs), market-conditioned stock units, performance-conditioned stock units and stock options. RSUs are stock units granted to employees that entitle the holder to shares of Kyndryl common stock as the award vests, typically over a one- to four-year period. Market-conditioned stock units are granted to employees with vesting conditions based on the Company’s achievement of a market condition and are cliff vested at the end of the three-year service period. Performance-conditioned stock units are granted to employees with vesting conditions based on the attainment of operational targets (e.g., signings and free cash flows) and are cliff vested at the end of the three-year performance period. Stock options are vested over a one- to four-year period and have a ten-year contractual term. As of March 31, 2024, 47.9 million shares of common stock have been approved to be granted to employees under the Kyndryl Plan. Dividend equivalents are not paid on the stock-based awards described above.

The fair value of the RSUs is determined on the grant date based on Kyndryl’s stock price, adjusted for the exclusion of dividend equivalents where applicable. The fair value of market-conditioned stock units is determined on the date of grant using a Monte Carlo simulation model which estimates the probability of satisfying market conditions. The fair value of the performance-conditioned stock units is determined on the grant date based on Kyndryl’s stock price and subsequently adjusted based on the probability of attainment. The fair value of stock options is determined on the grant date using a Black-Scholes model. Stock-based compensation cost is recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

Prior to the Separation, the Company participated in various IBM stock-based compensation plans, including incentive compensation plans. All awards granted under the plans were based on IBM’s common shares and, as such, were reflected in the former Parent’s Consolidated Statement of Stockholders’ Equity. For the pre-Separation period, stock-based compensation cost is based on the awards and terms previously granted by the former Parent to employees who exclusively supported Kyndryl operations. At the time of Kyndryl’s Spin-off, each outstanding IBM RSU and PSU held by a Kyndryl employee was converted into a Kyndryl RSU. The equity award exchange ratio was determined as the closing per share price of IBM shares on the last trading day prior to the Spin-off divided by the opening price of Kyndryl common stock on the first trading day following the Spin-off.

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

After the Separation, the Company started using derivative financial instruments to manage foreign currency risk. The Company does not use derivative financial instruments for trading or speculative purposes. Derivative financial instruments that qualify for hedge accounting are designated as either cash flow hedges or net investment hedges. Additionally, the Company may enter into derivative contracts that economically hedge certain risks, even when hedge accounting does not apply, or the Company elects not to apply hedge accounting.

Derivatives are recognized in the Consolidated Balance Sheet at fair value on a gross basis as either assets or liabilities and classified as current or noncurrent based upon whether the maturity of the instrument is less than or greater than twelve months.

Changes in the fair value of derivatives designated as cash flow hedges are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. Derivatives designated as net investment hedges are accounted for using the spot method, with changes in the fair value of the derivatives attributable to changes in spot rates recorded within foreign currency translation (“CTA”) as a component of other comprehensive income (loss) and remaining there until the hedged net investments are sold or substantially liquidated. The changes in the fair value of the derivatives that are attributable to changes in the difference between the forward rate and spot rate are excluded from the assessment of hedge effectiveness. The changes in fair value that are attributable to the excluded components are initially recorded in CTA and then recognized in interest expense on the Consolidated Income Statement over the life of the derivative instruments. Changes in fair value of derivatives not designated as hedges are reported in other expense in the Consolidated Income Statement. See Note 7 – Financial Assets and Liabilities for further information.

The cash flows associated with derivatives designated as cash flow hedges are reported as cash flows from operating activities in the Consolidated Statement of Cash Flows. Cash flows from derivatives designated as net investment hedges are reported as cash flows from investing activities in the Consolidated Statement of Cash Flows, except for cash flows from the periodic interest settlements of cross-currency interest rate swaps designated as net investment hedges, which are reported as cash flows from operating activities in the Consolidated Statement of Cash Flows. Cash flows from derivatives not designated as hedges are reported as cash flows from investing activities in the Consolidated Statement of Cash Flows.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties and the financing division of our former Parent were $3.6 billion, $3.1 billion, $485 million, and $2.5 billion for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022, and the year ended December 31, 2021, respectively. The fees associated with the transfers of receivables were $49 million for the year ended March 31, 2024, $47 million for the year ended March 31, 2023, $7 million for the three months ended March 31, 2022, and not material for the year ended December 31, 2021.

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

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at March 31, 2024 were immaterial.

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

The Company recognized right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet for leases with a term of more than twelve months when a majority percentage of utilization was attributed to the Company. The lease liabilities recognized pre-Separation were measured at the lease commencement date and determined using the present value of the lease payments not yet paid and the former Parent’s incremental borrowing rate, since they were negotiated by the former Parent prior to Separation. Any new or modified leases entered into after the Separation are measured at Kyndryl’s incremental borrowing rate, as the interest rate implicit in the lease is generally not determinable in transactions where the Company is the lessee. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

Operating leases are included in operating right-of-use assets net, operating lease liabilities (current and non-current) in the Consolidated Balance Sheet. Finance leases are included in property and equipment, current portion of long-term debt and long-term debt in the Consolidated Balance Sheet. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Intangible Assets Including Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues or expected cash flows. Goodwill inherited from the former Parent pre-Separation represents the historical goodwill balances in IBM’s managed infrastructure services business arising from acquisitions specific to the Company. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time. Amortization of completed technology is recorded in cost of services, and amortization of all other intangible assets is recorded in SG&A expense. All costs related to internally developed computer software during the preliminary project stage and post-implementation operation stage are expensed as incurred. Costs incurred during application development stage are capitalized and included in intangibles and amortized over the estimated useful life of the software.

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

Transaction-Related Costs (Benefits)

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs (benefits)” in the Consolidated Income Statement. Transaction-related costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required to prepare for and execute the Separation, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration.

Workforce Rebalancing and Site-Rationalization Charges

The Company has incurred workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets and charges related to lease terminations. We record a liability for employee termination benefits either when it is probable that an employee is entitled to it and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees. Workforce rebalancing charges are recorded as a separate line on the Consolidated Income Statement. Charges related to ceasing to use leased assets and owned fixed assets and charges related to lease terminations are recognized as cost of services or selling, general and administrative expenses based on our classification policy for each category. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

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

In March 2024, the Company completed its assessment of the useful lives of its information technology equipment. Based on our usage experience and data analysis, the Company determined it should increase the estimated useful lives of its information technology equipment from five to six years. This change in accounting estimate will be effective beginning April 1, 2024 and applied on a prospective basis to these assets on the Company’s balance sheet as of March 31, 2024, as well as future asset purchases. Based on the net carrying value of information technology equipment, in the Company’s Consolidated Balance Sheet as of March 31, 2024, the Company estimates this change will decrease non-cash depreciation expense for fiscal year 2025 by approximately $180 million.

We compute depreciation expense on a straight-line method over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings	30 to 50 years
Land improvements	20 years
Leasehold improvements*	Estimated useful life or term of lease
Office and other equipment	2 to 20 years
Information technology equipment (acquired as used)	1.5 to 3 years
Information technology equipment (acquired as new)**	5 years

* Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, rarely exceeding 10 years.

** Extended to six years effective April 1, 2024.

Environmental

The costs of internal environmental protection programs that are preventative in nature are expensed as incurred. When a cleanup program becomes likely and it is probable that the Company will incur cleanup costs and those costs can be reasonably estimated, the Company accrues remediation costs for known environmental liabilities.

Income Taxes

Prior to the Separation, our operations were included in the consolidated U.S. federal and certain state and local and foreign income tax returns filed by our former Parent. The Company also filed certain separate foreign income tax returns. For purposes of the historical periods presented on a “carve-out” basis, the income tax provisions have been calculated using the separate return basis, as if the Company filed separate tax returns. The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if the Company were a separate taxpayer and a standalone enterprise for the periods presented. Tax attributes have been reported based on the hypothetical separate return basis results for the periods presented in the Company’s financial statements. The calculation of income taxes on a hypothetical separate return basis requires a considerable amount of judgment and use of both estimates and allocations; pre-Separation current and deferred taxes may not be reflective of the actual tax balances subsequent to the Separation.

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

Net Loss per Share

Net loss per share is computed by dividing net loss for the period by the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted earnings per share for the pre-Separation period was based on the number of shares outstanding on November 4, 2021. Refer to Note 6 – Net Loss per Share for a reconciliation as well as Note 15 – Stock-based Compensation for further discussion on awards.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (“LIBOR”) would cease being published. The FASB issued temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of markets transitioning from the use of LIBOR and other interbank offered rates to alternative reference rates. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, deferring the sunset date of Topic 848 to December 31, 2024. In June 2023, the Company modified its contracts that use LIBOR, transitioning from LIBOR to the Secured Overnight Financing Rate (“SOFR”). The use of SOFR became effective in modified contracts beginning on July 1, 2023. The change of reference rate did not result in any material impact to the Company’s consolidated financial statements.

In September 2022, the FASB issued ASU 2022-04, Liabilities – Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which amended its guidance related to supplier finance programs. The amended guidance requires additional disclosures surrounding the use of supplier finance programs to purchase goods or services, including disclosing the key terms of the programs, the amount of obligations outstanding at the end of the reporting period, and a roll-forward of those obligations. The new guidance, except the roll-forward information, is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The requirement to present roll-forward information is effective for fiscal years beginning after December 15, 2023. The Company adopted the guidance at the beginning of fiscal year 2024. The guidance did not have a material impact to the Company’s consolidated financial statements or disclosures, as the Company did not have material supplier finance programs. For additional information, see Note 1 – Significant Accounting Policies.

Recent Pronouncements

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

In August 2023, the FASB issued ASU 2023-05, Business Combinations – Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement, which requires a joint venture to measure all contributions received upon its formation at fair value. This guidance should be applied prospectively, effective for all newly-formed joint venture entities with a formation date on or after January 1, 2025. Early adoption is permitted. The Company has evaluated the impact of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The guidance should be applied retrospectively, effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures through improved reporting related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

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

At March 31, 2024, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $33.1 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the next two years, approximately 34 percent in the subsequent three years, and the balance thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the year ended March 31, 2024, revenue increased by $31 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	At March 31,
(Dollars in millions)	2024	2023
Accounts receivable (net of allowances for credit losses of $22 at March 31, 2024 and $32 at March 31, 2023) *	$1,599	$1,523
Contract assets **	30	30
Deferred income (current)	825	820
Deferred income (noncurrent)	314	362
*	Including unbilled receivable balances of $377 million at March 31, 2024 and $384 million at March 31, 2023.
**

Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the year ended March 31, 2024 that was included within the deferred income balance at March 31, 2023 was $794 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (transition period), and the year ended December 31, 2021:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Beginning balance	$32	$44	$44	$91
Additions (releases)	4	6	6	(23)
Write-offs	(4)	(13)	(4)	(5)
Other *	(9)	(5)	(2)	(19)
Ending balance	$22	$32	$44	$44

* Primarily represents translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the years ended March 31, 2024 and 2023 and the three months ended March 31, 2022 (transition period). Other than transactions with the former Parent, no single client represented 10 percent or more of the Company’s total revenue in the year ended December 31, 2021. Other than receivables with the former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of March 31, 2024 and 2023, respectively.

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

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at March 31, 2024 and 2023:

	At March 31,
(Dollars in millions)	2024	2023
Deferred transition costs	$753	$856
Prepaid software costs	770	782
Capitalized costs to fulfill contracts	212	285
Capitalized costs to obtain contracts	265	313
Total deferred costs *	$2,000	$2,236

* Of the total deferred costs, $1,081 million was current and $920 million was noncurrent at March 31, 2024, and $1,070 million was current and $1,166 million was noncurrent at March 31, 2023.

The amount of total deferred costs amortized during the year ended March 31, 2024 was $1.8 billion, composed of $335 million of amortization of deferred transition costs, $921 million of amortization of prepaid software and $531 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended March 31, 2023 was $1.7 billion, composed of $342 million of amortization of deferred transition costs, $857 million of amortization of prepaid software and $472 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the three months ended March 31, 2022 (transition period) was $455 million, composed of $112 million of amortization of deferred transition costs, $207 million of amortization of prepaid software and $136 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended December 31, 2021 was $1.8 billion, composed of $403 million of amortization of deferred transition costs, $874 million of amortization of prepaid software and $563 million of amortization of capitalized contract costs. There were no material impairment losses incurred in any period. Refer to Note 1 – Significant Accounting Policies for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs, and currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

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

The following table reflects the results of the Company’s segments:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Revenue
United States	$4,295	$4,726	$1,169	$4,805
Japan	2,344	2,502	706	2,923
Principal Markets	5,823	5,957	1,579	7,085
Strategic Markets	3,590	3,840	978	3,844
Total revenue	$16,052	$17,026	$4,431	$18,657
Segment adjusted EBITDA
United States	$781	$839	$248	$842
Japan	361	407	154	501
Principal Markets	740	371	98	341
Strategic Markets	579	436	92	540
Total segment adjusted EBITDA	$2,461	$2,052	$592	$2,223

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Segment adjusted EBITDA	$2,461	$2,052	$592	$2,223
Workforce rebalancing charges	(138)	(71)	—	(39)
Charges related to ceasing to use leased/fixed assets and lease terminations	(39)	(80)	—	—
Transaction-related (costs) benefits	46	(264)	(58)	(627)
Stock-based compensation expense	(95)	(113)	(31)	(71)
Impairment expense	—	—	—	(469)
Interest expense	(122)	(94)	(21)	(64)
Depreciation of property, equipment and capitalized software	(834)	(900)	(246)	(1,300)
Amortization expense	(1,287)	(1,245)	(326)	(1,314)
Corporate expense not allocated to the segments	(95)	(77)	(56)	(154)
Other adjustments*	(68)	(59)	(43)	(88)
Pretax income (loss)	$(168)	$(851)	$(189)	$(1,903)

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

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Revenue*
United States	$4,295	$4,726	$1,169	$4,805
Japan	2,344	2,502	706	2,923
Other countries	9,413	9,797	2,556	10,930
Total revenue	$16,052	$17,026	$4,431	$18,657
*	Revenues are attributed to countries based on the location of the client and exclude certain allocations.

	At March 31,
(Dollars in millions)	2024	2023
Property and equipment, net
United States *	$951	$922
Other countries	1,724	1,857
Total property and equipment, net	$2,674	$2,779

Operating right-of-use assets, net
United States *	$113	$124
Japan	73	110
Belgium	135	149
Italy	95	64
Other countries	448	517
Total operating right-of-use assets, net	$864	$964

*       Includes corporate and other.

NOTE 5. TAXES

For the period prior to the Separation, income taxes have been calculated as if we filed income tax returns for the Company on a standalone basis, although the Company’s operations historically have been included in the income tax returns of its former Parent.

Income (loss) before income taxes by geography was as follows:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Income (loss) before income taxes:
U.S. operations	$(678)	$(1,543)	$(255)	$(1,765)
Non-U.S. operations	510	692	66	(138)
Total income (loss) before income taxes	$(168)	$(851)	$(189)	$(1,903)

The components of the provision for income taxes by taxing jurisdiction were as follows:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
U.S. federal:
Current	$39	$—	$—	$17
Deferred	(10)	(19)	(43)	(73)
	$29	$(19)	$(43)	$(56)
U.S. state and local:
Current	$2	$2	$—	$—
Deferred	1	(4)	(10)	(5)
	$3	$(2)	$(10)	$(5)
Non-U.S.:
Current	$142	$236	$51	$790
Deferred	(2)	308	42	(327)
	$140	$545	$93	$463
Total provision for income taxes	$172	$524	$40	$402

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations was as follows:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
	2024	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%	21.0%
Tax differential on foreign income	(17.4)%	(3.9)%	(1.1)%	(8.6)%
State and local taxes	17.8%	5.7%	5.6%	3.0%
Valuation allowances	(67.7)%	(72.0)%	(30.8)%	(16.1)%
Reserves for uncertain tax positions	(7.8)%	(6.5)%	(5.4)%	(8.3)%
Global Intangible Low-Taxed Income (GILTI)	—%	(2.0)%	(4.4)%	—%
Undistributed foreign earnings	2.2%	1.5%	(3.4)%	(0.6)%
Impact of foreign operations	(43.6)%	(8.6)%	2.5%	(4.7)%
Separation-related transactions	—%	—%	—%	(2.6)%
Goodwill impairment	—%	—%	—%	(4.0)%
Basis adjustment	(6.2)%	—%	—%	—%
Tax credits	28.7%	4.7%	—%	—%
Return to provision	(19.3)%	0.3%	(4.4)%	—%
Nondeductible items	(8.6)%	(2.0)%	(0.6)%	—%
Other*	(1.4)%	—%	—%	(0.2)%
Effective tax rate	(102.2)%	(61.6)%	(21.0)%	(21.1)%

*       Includes intercompany prepayment of 0.5% in 2021.

The provision for income taxes for the year ended March 31, 2024 was $172 million as compared to $524 million for the year ended March 31, 2023. The decrease in income tax expense was primarily driven by valuation allowances established in fiscal year 2023, changes in uncertain tax positions during fiscal year 2024 as a result of audit settlements and statute of limitations lapsing, offset by increases in taxes on foreign operations. The provision for income taxes for the year ended March 31, 2023 was $524 million compared to $402 million for the year ended December 31, 2021. The increase in income tax expense was primarily driven by the changes in valuation allowances, offset by tax charges in 2021 related to the transfer of Kyndryl’s operations that were considered a one-time item from Separation.

The Company’s effective tax rate for the year ended March 31, 2024 was lower (more negative) than the Company’s statutory tax rate primarily due to the Company’s pretax loss being significantly lower in fiscal year 2024 and current year losses not benefitted due to the existing valuation allowances. The Company’s effective tax rate for the year ended March 31, 2023 was lower than the Company’s statutory tax rate primarily due to changes in valuation allowances, taxes on foreign operations and uncertain tax positions. The Company’s effective tax rate for the three months ended March 31, 2022 was lower than the Company’s statutory tax rate primarily due to tax effects of cross-border tax laws, undistributed foreign earnings, taxes on foreign operations, uncertain tax positions and the establishment of valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. The Company’s effective tax rate for 2021 was lower than the statutory tax rate primarily due to changes in valuation allowances, losses in certain jurisdictions that cannot be benefited from and tax charges related to the transfer of Kyndryl’s operations from IBM that were deemed to be immediately settled with IBM through the Net Parent Investment account.

The Organization for Economic Cooperation and Development (“OECD”) is coordinating negotiations among more than 140 countries with the goal of achieving consensus around substantial changes to international tax policies, including the implementation of a minimum global effective tax rate of 15%. While many jurisdictions in which the Company operates have adopted the relevant legislation effective for tax years beginning on or after January 1, 2024, the legislation did not result in a material change to the Company’s income tax provision for the year ended March 31, 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	March 31,
(Dollars in millions)	2024	2023
Deferred tax assets
Retirement benefits	$121	$115
Leases	308	280
Stock-based and other compensation	90	36
U.S. tax loss/credit carryforwards	441	412
Deferred income	65	47
Foreign tax loss/credit carryforwards	66	118
Allowance for credit losses	12	28
Fixed assets and depreciation	—	—
Goodwill and intangible assets	59	34
Workforce rebalancing charges	15	25
Limitation on deductibility of interest	79	35
Accruals	94	61
Other	57	124
Gross deferred tax assets	$1,406	$1,314
Less: valuation allowance	(748)	(620)
Net deferred tax assets	$657	$694

Deferred tax liabilities
Fixed assets and depreciation	$34	$7
Goodwill and intangible assets	—	—
Leases and right-of-use assets	294	267
Undistributed foreign earnings	16	19
Deferred transition costs	131	135
Prepaids	4	30
Other	16	87
Gross deferred tax liabilities	$494	$544

As of March 31, 2024, the Company had tax-affected U.S. and foreign net operating loss deferred tax assets of $441 million and $66 million, respectively. As of March 31, 2023, the Company had tax-affected U.S. and foreign net operating loss deferred tax assets of $412 million and $118 million, respectively. If not utilized, the U.S. state net operating loss carryforwards will begin to expire in 2026, and foreign net operating loss carryforwards will begin to expire in 2026. The U.S. federal net operating loss can be carried forward indefinitely.

The valuation allowances as of March 31, 2024 and 2023 were $748 million and $620 million, respectively. The increase in valuation allowances from March 31, 2023 to March 31, 2024 was $128 million. The increase in valuation allowance is primarily a result of current year net operating losses generated in the U.S. that are not supported by the reversal of taxable temporary differences and changes in judgment associated with the realizability of deferred tax assets in certain foreign jurisdictions. For purposes of the historical periods presented on a “carve-out” basis, the Company’s income tax provisions were calculated using the separate return basis, as if the Company filed separate tax returns. Prior to Separation, the Company’s operations were included in the consolidated U.S. federal and certain state, local and foreign income tax returns filed by its former Parent. Post-Separation, certain net operating losses and tax credit carryforwards that were included for purposes of the historical periods presented on a “carve-out” basis available to be utilized by its former Parent are not available for future utilization by the Company and were settled through Net Parent investment immediately prior to the Separation. As of March 31, 2024, based on all available evidence, management concluded that no other valuation allowance was necessary to reduce the deferred tax assets remaining post-Separation since estimated future taxable income is expected to be sufficient to utilize these assets prior to their expiration. Estimates of future taxable income could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Balance at beginning of period	$104	$55	$44	$18
Additions based on tax positions related to the current year	36	46	12	479
Additions for tax positions of prior years	—	3	—	—
Reductions for tax positions of prior years (including impacts due to a lapse of statute)	(32)	—	(1)	—
Settlements (closed out to Net Parent investment)	—	—	—	(453)
Balance at end of period	$108	$104	$55	$44

Post-Separation, liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

With limited exceptions, the Company is generally subject to income tax audits for tax years subsequent to September 1, 2021, or post-Separation, including in the U.S., Germany, Japan and Spain. Pursuant to the terms of the Separation, any tax liabilities attributable to the tax period (or portion thereof) ending on or before November 3, 2021, are generally not the Company’s liability. As of March 31, 2024, the Company is not aware of any material open income tax audits that would result in a liability owed by the Company. The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The net amount of $108 million unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended March 31, 2024, the Company recognized $4 million in interest expense and penalties. The Company had $6 million for interest and penalties accrued at March 31, 2023.

Pursuant to the terms of the Separation, the Company identified certain tax refunds related to estimated tax payments and refundable value-added taxes for which we are required to reimburse our former Parent as the refunds are received, as well as certain tax benefits related to net operating losses that were transferred to the Company for which we are required to pay to our former Parent as the tax benefits are realized. As of March 31, 2024, the Company estimated the amount of our obligations to our former Parent related to these tax refunds and tax benefits to be approximately $13 million, where $4 million is recorded in other accrued expenses and liabilities expected to be paid within one year, and $9 million is recorded in other liabilities expected to be paid beyond the one-year period. The Company also estimated the amount of our former Parent’s indemnification obligations to the Company related to income tax liabilities attributable to tax periods (or portions thereof) ending on or before November 3, 2021, to be approximately $27 million, which is recorded in prepaid expenses and other current assets on the Company’s Consolidated Balance Sheet.

At March 31, 2024, the Company’s undistributed earnings from non-U.S. subsidiaries were not indefinitely reinvested. Accordingly, the Company recorded a deferred tax liability of $15 million for the estimated taxes associated with the repatriation of these earnings. The Company intends to repatriate certain foreign earnings that have been taxed in the U.S. and undistributed earnings to the extent the foreign earnings are not restricted by local laws and can be accessed in a cost-effective manner.

NOTE 6. NET LOSS PER SHARE

We did not declare any stock dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (transition period), and the year ended December 31, 2021.

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(In millions, except per share amounts)	2024	2023	2022	2021
Net income (loss) on which basic and diluted earnings per share is calculated	$(340)	$(1,374)	$(229)	$(2,304)
Number of shares on which basic and diluted earnings per share is calculated	229.2	226.7	224.4	224.1

Basic earnings (loss) per share	(1.48)	(6.06)	(1.02)	(10.28)
Diluted earnings (loss) per share	(1.48)	(6.06)	(1.02)	(10.28)

For the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (transition period), and the year ended December 31, 2021, the Company’s basic and diluted weighted-average shares outstanding were the same. The following securities were not included in the computation of diluted net loss per share because they would have been anti-dilutive:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(In millions)	2024	2023	2022	2021
Nonvested restricted stock units	8.8	9.4	9.8	10.2
Nonvested performance-conditioned stock units	3.0	2.3	—	—
Nonvested market-conditioned stock units	2.7	2.3	1.8	1.8
Stock options issued and outstanding	3.6	3.7	3.8	3.8
Total	18.1	17.7	15.5	15.8

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2024 and 2023.

	Fair Value
	Hierarchy	At March 31, 2024			At March 31, 2023
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$2	$1	$1	$4	$3	$1
Cross-currency swap contracts	2	1	11	(9)	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	2	6	(4)	11	5	6
Total		$5	$18	$(13)	$15	$9	$6

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets, and the gross balances of derivative liabilities are contained within other accrued expenses and liabilities, or other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at March 31, 2024 and 2023. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at March 31, 2024 and 2023 was $828 million and $814 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 11 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion and $3.0 billion as of March 31, 2024 and 2023, respectively. The debt had an estimated fair value of $2.6 billion and $2.5 billion as of March 31, 2024 and 2023, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At March 31, 2024		At March 31, 2023
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Foreign Exchange Contracts	Cross-currency Swap Contracts
Derivatives designated as hedging instruments
Cash flow hedges	$281	$—	$283	$—
Net investment hedges	—	500	—	—
Derivatives not designated as hedging instruments	$1,624	$—	$1,506	$—

The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain currencies. Through the pre-Separation period, derivatives designated as cash flow hedges were deemed to be associated with the Company’s operations and were allocated to the Company’s Consolidated Income Statement based on its pro-rata share of the underlying items hedged, where applicable, with the remainder allocated on a pro-rata basis of revenue. For additional information, see Note 1 – Significant Accounting Policies.

The maximum remaining length of time over which the Company has hedged its exposures is approximately one year. At March 31, 2024 and 2023, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At March 31, 2024 and 2023, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized gains of $2 million and $1 million (each before taxes), respectively, in AOCI. The Company estimates that $2 million (before taxes) of deferred net gains on derivatives in AOCI at March 31, 2024 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Net Investment Hedges

The Company has entered into and designated cross-currency interest rate swap contracts as net investment hedges to mitigate foreign exchange exposure related net investments. Under the terms of the cross-currency swaps, the Company makes fixed-rate payments in foreign currencies and receives fixed-rate amounts in U.S. dollars, with the exchange of the underlying notional amounts at maturity whereby the Company will receive U.S. dollars and pay foreign currencies at exchange rates which are determined at contract inception. At March 31, 2024, the remaining maturity of these instruments was approximately 10 years. At March 31, 2024, the Company had unrealized losses of $11 million (before taxes) in AOCI related to net investment hedges. There were no net investment hedges in fiscal year 2023.

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets and liabilities across its subsidiaries. The terms of these contracts are generally less than one year.

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Gain (Loss) Recognized in Consolidated Income Statement
	and Other Comprehensive Income
			Three
	Year Ended	Year Ended	Months Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021

Derivative instruments in cash flow hedges:	Recognized in OCI *
Foreign exchange contracts	$22	$(4)	$1	$4
Derivative instruments in net investment hedges:
Cross-currency swaps **	$(11)	$—	$—	$—
Total	$11	$(4)	$1	$4

Consolidated Income Statement line item	Reclassified from AOCI *
Cost of services	$21	$(2)	$1	$1
Interest expenses **	1	—	—	—
Total	$23	$(2)	$1	$1
*	Pre-Separation, the effects of hedging activity were allocated from the former Parent directly to the Company’s Consolidated Income Statement, resulting in no gain (loss) either recognized in other comprehensive income or reclassified from accumulated other comprehensive income.
**

For the year ended March 31, 2024, the Company recognized a gain of $1 million in interest expense on components excluded from the assessment of the hedge effectiveness for net investment hedges. There were no net investment hedges in the year ended March 31, 2023, the three months ended March 31, 2022 and the year ended December 31, 2021.

For the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 and the year ended December 31, 2021, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur; nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Gain (Loss) Recognized in Consolidated Income Statement
				Three
	Consolidated	Year Ended	Year Ended	Months Ended	Year Ended
	Income Statement	March 31,	March 31,	March 31,	December 31,
(Dollars in millions)	Line Item	2024	2023	2022	2021

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense	$(48)	$20	$(1)	$4
Total		$(48)	$20	$(1)	$4

NOTE 8. PROPERTY AND EQUIPMENT

The following table presents the balances of property and equipment by type:

	At March 31,
(Dollars in millions)	2024	2023
Information technology equipment	$6,374	$6,912
Buildings and leasehold improvements	2,502	2,665
Office and other equipment	354	370
Land and land improvements	70	70
Property and equipment, gross	$9,300	$10,016
Accumulated depreciation	(6,626)	(7,237)
Property and equipment, net	$2,674	$2,779

The unpaid property and equipment balance included in accounts payable and accrued expenses was $29 million and $62 million at March 31, 2024 and 2023, respectively. Depreciation of property and equipment was $801 million, $900 million, $246 million, and $1.3 billion for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (the transition period) and the year ended December 31, 2021, respectively. Additionally, as part of the site-rationalization program, the Company recognized $21 million and $7 million of accelerated depreciation related to ceasing to use certain owned fixed assets for the years ended March 31, 2024 and 2023, respectively. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for additional details.

NOTE 9. LEASES

The following table presents the various components of lease costs:

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Finance lease costs	$112	$85	$21	$69
Operating lease costs	388	434	111	354
Short-term lease costs	4	7	4	7
Variable lease costs	135	108	16	73
Sublease income	(11)	(9)	(1)	(5)
Total lease costs	$629	$625	$150	$498

For pre-Separation periods, the Company’s components of lease costs reflected in the Consolidated Income Statement are based on an allocation of its former Parent’s lease costs, depending on the type of lease. Finance lease costs relating to assets specifically utilized by the Company were fully allocated to the Company. The real estate lease costs were allocated based on the percentage of space utilized by the Company. The remaining lease costs were allocated to the Company based on headcount.

During the fiscal years of 2024 and 2023, we identified and ceased use of certain operating right-of-use assets that were inherited from the former Parent at Separation. We determined that we will no longer receive economic benefits from these leased properties and do not have the intent or practical ability to sublease or sell them. Accordingly, we recorded accelerated depreciation in the amount of $14 million and $69 million (representing the remaining carrying value of the identified right-of-use assets, not included in the operating lease costs in the table above) for the years ended March 31, 2024 and 2023, respectively. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

The Company had no sale and leaseback transactions for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 and the year ended December 31, 2021.

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities and, as such, are excluded from the amounts below.

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for finance leases	$14	$5	$1	$3
Financing cash outflows for finance leases	116	83	20	70
Operating cash outflows for operating leases	387	417	118	327
Right-of-use assets obtained in exchange for new finance lease liabilities	212	111	19	86
Right-of-use assets obtained in exchange for new operating lease liabilities	291	175	67	562

The following table presents the weighted-average lease term and discount rate for finance and operating leases:

	At March 31,
	2024		2023
Finance leases
Weighted-average remaining lease term	3.8	years	3.5	years
Weighted-average discount rate	5.58%		3.36%
Operating leases
Weighted-average remaining lease term	4.8	years	4.7	years
Weighted-average discount rate	5.15%		4.38%

The following table presents a maturity analysis of expected undiscounted cash flows for operating and finance leases on an annual basis for the next five years and thereafter.

	Year Ending March 31,						Imputed
(Dollars in millions)	2025	2026	2027	2028	2029	Thereafter	Interest*	Total
Finance leases	$121	$102	$63	$38	$31	$—	$(67)	$289
Operating leases	$337	$281	$169	$97	$70	$143	$(191)	$907

*      Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following table presents the total amount of finance leases recognized in the Consolidated Balance Sheet:

	At March 31,
(Dollars in millions)	2024	2023
Right-of-use assets – Property and equipment	$309	$245
Lease liabilities:
Current	95	82
Noncurrent	193	160

NOTE 10. INTANGIBLE ASSETS INCLUDING GOODWILL

Business Combinations

In February 2022, the Company completed two transactions that were considered business combinations. Our financial statements for the three months ended March 31, 2022 reflect the assets, liabilities, operating results and cash flows of both business combinations commencing from the acquisition date. These transactions consisted of an immaterial acquisition in our Strategic Markets segment and a transfer of a majority interest (51%) of a managed infrastructure services joint venture in Japan (the “Exa transaction”) from our former Parent. The Company completed the Exa transaction for consideration of $48 million, net of cash acquired of $59 million. The non-controlling interest associated with the Exa transaction represents the fair value of the joint venture pro-rated by the non-controlling shareholder’s percentage of ownership (49%).

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class:

	At March 31, 2024			At March 31, 2023
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$172	$(48)	$125	$83	$(15)	$68
Customer relationships*	152	(96)	56	232	(141)	91
Completed technology	—	—	—	20	(20)	—
Patents and trademarks*	14	(6)	8	18	(6)	13
Total	$339	$(150)	$188	$353	$(182)	$171

* Amounts include effects from foreign currency translation.

There was no impairment of identifiable intangible assets recorded in the periods reported. The net carrying amount of intangible assets increased by $17 million during the year ended March 31, 2024, primarily due to additions of capitalized software, partially offset by amortization and retirements. The aggregate intangible asset amortization expense was $63 million, $46 million, $7 million and $37 million for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 and year ended December 31, 2021, respectively. The aggregate amortization expense in fiscal year 2024 included amortization of capitalized software of $33 million, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2024:

	Capitalized	Customer	Patents and
(Dollars in millions)	Software	Relationships	Trademarks	Total
Year ending March 31:
2025	$46	$21	$3	$71
2026	45	18	3	65
2027	34	15	2	51
2028	—	1	—	1
2029	—	1	—	1
Thereafter	—	—	—	—

Goodwill

The following table presents a roll-forward of goodwill balances by segment for the years ended March 31, 2024 and 2023:

		Additions		Additions
(Dollars in	Balance at	and	Balance at	and	Balance at
millions)	March 31,	Other	March 31,	Other	March 31,
Segment	2022	Adjustments*	2023	Adjustments*	2024
Japan	$506	$(11)	$495	$(7)	$488
United States	—	—	—	—	—
Principal Markets	142	—	142	(1)	141
Strategic Markets	176	—	176	—	176
Total	$823	$(11)	$812	$(7)	$805
*	Primarily driven by foreign currency translation.

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

There were no goodwill impairment losses recorded for the year ended March 31, 2024. We prepared our impairment test as of January 1, 2024. For the reporting units subject to quantitative tests, we concluded that their fair values exceeded carrying values by over 100%. Future developments related to macroeconomic factors, including increases to the discount rate used, or changes to other inputs and assumptions, including revenue growth, could reduce the fair value of this and/or other reporting units and lead to impairment. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units.

NOTE 11. BORROWINGS

Debt

The following table presents the components of our debt:

			At March 31,
(Dollars in millions)	Interest Rate	Maturity	2024	2023
Unsecured floating-rate term loan	—	—	$—	$500
Commercial loan agreement	3.00%	July 2026	68	96
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35% *	February 2034	500	—
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	5.57% **	2024-2029	291	242
			$3,259	$3,238
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			16	13
Less: Current portion of long-term debt			126	110
Total long-term debt			$3,112	$3,111

*      Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% for the quarter ended March 31,2024. For more information, see Note 7 – Financial Assets and Liabilities.

**    Weighted-average discount rate

Contractual obligations of long-term debt outstanding at March 31, 2024, exclusive of finance lease obligations, were as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2025	$29
2026	29
2027	710
2028	—
2029	500
Thereafter	1,700
Total	$2,968

*    Contractual obligations approximate scheduled repayments.

Senior Unsecured Notes

In October 2021, in preparation for our Spin-off, we completed the offering of $2.4 billion in aggregate principal amount of senior unsecured fixed-rate notes as follows: $700 million aggregate principal amount of 2.05% Senior Notes due 2026, $500 million aggregate principal amount of 2.70% Senior Notes due 2028, $650 million aggregate principal amount of 3.15% Senior Notes due 2031 and $550 million aggregate principal amount of 4.10% Senior Notes due 2041 (the “Initial Notes”). The Initial Notes were offered and sold to qualified institutional buyers in reliance on Rule 144A under the Securities Act and to non-U.S. persons in reliance on Regulation S of the Securities Act. In connection with the issuance of the Initial Notes, we entered into a registration rights agreement with the purchasers of the Initial Notes, pursuant to which we completed a registered offering to exchange each series of Initial Notes for new notes with substantially identical terms during the quarter ended September 30, 2022.

In February 2024, we completed a registered offering of $500 million in aggregate principal amount of 6.35% senior unsecured notes due 2034 (the “2034 Notes”). We received proceeds of $494 million, net of debt issuance costs and discounts, which were capitalized as a reduction to the carrying value of debt and are being amortized as interest expense over the term of the notes. The 2034 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness. If measured at fair value in the consolidated financial statements, all of the Company’s senior unsecured notes would be classified as Level 1 in the fair value hierarchy.

The Initial Notes and the 2034 Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner.

Term Loan and Revolving Credit Facility

In October 2021, we entered into a $500 million three-year variable rate term loan credit agreement (the “Term Loan Credit Agreement”), which was scheduled to mature in November 2024. In November 2021, we drew down the full $500 million available under the Term Loan Credit Agreement. The interest rate on this term loan was equal to one-month U.S. Dollar London Interbank Offered Rate (“LIBOR”) plus a margin of 1.125%. In June 2023, we amended the Term Loan Credit Agreement by replacing LIBOR with the Secured Overnight Financing Rate (“SOFR”). The first repricing date using SOFR was in July 2023. In February 2024, the Company used the net proceeds from the offering of the 2034 Notes, together with cash on hand, to prepay the full amount outstanding under the Term Loan Credit Agreement, at no penalty.

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing LIBOR with SOFR. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement.

The total facility fees recorded by the Company for the Revolving Credit Agreement were $5 million for the years ended March 31, 2024 and 2023. Facility fees were immaterial for the three months ended March 31, 2022 and the year ended December 31, 2021. As of March 31, 2024, there has been no drawdown on the Revolving Credit Agreement.

The Revolving Credit Agreement includes certain customary mandatory prepayment provisions. In addition, it includes customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Revolving Credit Agreement) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00. The Company is in compliance with its debt covenants.

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

The amortizing loan contains covenants, primarily for compliance with the scheduled payments in the loan agreement. Failure to comply with the loan covenants could constitute an event of default and result in the immediate repayment of the principal and interest on the loan. The Company is in compliance with all of the loan covenants and is expected to maintain a credit rating at or above the level outlined in the loan agreement.

NOTE 12. OTHER LIABILITIES

The following table provides the components of other liabilities at March 31, 2024 and 2023.

	At March 31,
(Dollars in millions)	2024	2023
Workforce rebalancing (current)	$45	$75
Other current accruals	476	549
Other accrued expenses and liabilities	$521	$624
Workforce rebalancing (noncurrent)	$12	$21
Deferred taxes	55	98
Income tax reserve	90	85
Other	174	246
Other noncurrent liabilities	$332	$450

In response to changing business needs, the Company has taken workforce rebalancing actions to increase productivity, enhance cost-competitiveness and rebalance skills. The workforce rebalancing liabilities at March 31, 2024 include liabilities inherited from our former Parent plus new actions taken by Kyndryl during the fiscal year. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details.

Pursuant to the terms of the Separation, the Company may be required to reimburse our former Parent for certain tax refunds we receive and to indemnify our former Parent for certain tax payments. For more information, see Note 5 – Taxes.

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2024 and 2023 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. Certain of these commitments were allocated to the Company as part of the Separation from its former Parent. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2024, we had short-term (April 2024 through March 2025), mid-term (April 2025 through March 2027) and long-term (April 2027 onward) purchase commitments in the amount of $0.6 billion, $0.4 billion and $0.4 billion, respectively.

As a Fortune 500 company with customers and employees around the world, Kyndryl is subject to, or could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and proceedings that arise from time to time in the ordinary course of its business. Given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients could become subject to actions or proceedings in various jurisdictions. Also, as is typical for companies of Kyndryl’s scope and scale, the Company is subject to, or could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to contracts, securities, foreign operations, competition law and environmental matters. These actions may be commenced by a number of different parties, including competitors, clients, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, party may involve particularly complex technical issues, and some actions may raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, or may be, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters.

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

In July 2017, BMC Software, Inc. (“BMC”) filed suit against IBM in the U.S. Court for the Southern District of Texas in a dispute involving various aspects of IBM’s business, including its managed infrastructure business. BMC alleged IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract, fraudulent inducement and trade secret misappropriation. In May 2022, the trial court entered a judgment against IBM and awarded BMC $717 million in direct damages and $717 million in punitive damages, plus interest, for which IBM might have tried to seek an indemnity from the Company. However, IBM appealed the judgment, and in April 2024, the court of appeals overturned the judgment against IBM. Accordingly, we do not expect to have any liability related to this judgment.

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. IBM and Kyndryl have commenced arbitration proceedings related to certain of these matters. The Company anticipates that certain of these matters will be concluded in fiscal year 2025, while others are in preliminary stages. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

NOTE 14. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 (transition period) and the year ended December 31, 2021:

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2024	Amount	Benefit	Amount
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(36)	$—	$(36)
Unrealized losses on net investment hedges	(11)	—	(11)
Total foreign currency translation adjustments	$(47)	$—	$(47)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$22	$(1)	$21
Reclassification of (gains) losses to net income	(21)	—	(21)
Total unrealized gains (losses) on cash flow hedges	$1	$(1)	$—
Retirement-related benefit plans*:
Prior service (credits) costs	$(3)	$1	$(2)
Net gains (losses) arising during the period	(56)	10	(45)
Curtailments and settlements	10	(2)	8
Amortization of prior service (credits) costs	1	(0)	1
Amortization of net (gains) losses	5	(2)	3
Total retirement-related benefit plans	$(42)	$7	$(36)
Other comprehensive income (loss)	$(88)	$6	$(82)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2023	Amount	Benefit	Amount
Foreign currency translation adjustments	$(186)	$—	$(186)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$—	$(4)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(3)	$—	$(2)
Retirement-related benefit plans*:
Prior service (credits) costs	$4	$—	$3
Net gains (losses) arising during the period	175	—	175
Curtailments and settlements	10	(2)	8
Amortization of prior service (credits) costs	1	—	1
Amortization of net (gains) losses	40	(11)	29
Total retirement-related benefit plans	$229	$(14)	$215
Other comprehensive income (loss)	$40	$(14)	$27
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the three months ended March 31, 2022:	Amount	Benefit	Amount
Foreign currency translation adjustments	$(51)	$—	$(51)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	1	—	1
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$—	$—	$—
Retirement-related benefit plans*:
Net gains (losses) arising during the period	$136	$(45)	$91
Curtailments and settlements	4	(1)	3
Amortization of net (gains) losses	16	(4)	12
Total retirement-related benefit plans	$156	$(50)	$105
Other comprehensive income (loss)	$105	$(50)	$54
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended December 31, 2021:	Amount	Benefit	Amount
Foreign currency translation adjustments	$194	$—	$194
Unrealized gains (losses) on cash flow hedges
Unrealized gains (losses) arising during the period	4	—	4
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$3	$—	$3
Retirement-related benefit plans*:
Prior service (credits) costs	$1	$(2)	$(1)
Net gains (losses) arising during the period	72	(17)	54
Curtailments and settlements	3	(1)	2
Amortization of net (gains) losses	51	(13)	38
Total retirement-related benefit plans	$127	$(33)	$94
Other comprehensive income (loss)	$324	$(33)	$292
*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 16 – Retirement-Related Benefits for additional information.

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign Currency	Net Change in	Accumulated Other
	Gains (Losses)	Translation	Retirement-Related	Comprehensive
(Dollars in millions)	on Cash Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
December 31, 2020	$—	$(878)	$(218)	$(1,096)
Net transfers from Parent	—	—	(339)	(339)
Other comprehensive income (loss)	3	194	94	292
December 31, 2021	$3	$(684)	$(463)	$(1,143)
Other comprehensive income (loss)	—	(51)	105	54
March 31, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(2)	(186)	215	27
March 31, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	—	(47)	(36)	(82)
March 31, 2024	$—	$(967)	$(178)	$(1,145)

*	Foreign currency translation adjustments are presented gross.

NOTE 15. STOCK-BASED COMPENSATION

Stock-based incentive awards are granted to employees under the terms of Kyndryl’s employment and the Kyndryl Plan (see Note 1 – Significant Accounting Policies). Awards under the Kyndryl Plan principally include Restricted Stock Units (RSUs), market-conditioned and performance-conditioned stock units and stock options. RSUs and stock options generally vest based on continued passage of time. Market-conditioned and performance-conditioned stock units are cliff-vested at the end of the performance period if the market or performance conditions have been satisfied.

The following table summarizes stock-based compensation cost, which is included in net income (loss).

			Three Months
			Ended	Year Ended
	Year Ended March 31,		March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Cost of services	$16	$21	$7	$28
Selling, general and administrative expense	78	92	24	44
Pretax stock-based compensation expense	$95	$113	$31	$71
Income tax benefits	(5)	(5)	(5)	(13)
Stock-based compensation cost, net of tax	$90	$108	$26	$58

The Company’s total unrecognized compensation cost related to non-vested awards at March 31, 2024 was $137 million and is expected to be recognized over a weighted-average period of approximately 2.1 years. Capitalized stock-based compensation cost was not material during any period presented.

Stock Units

The following table summarizes the activity related to Kyndryl’s RSUs, market-conditioned stock units and performance-conditioned stock units:

			Market-Conditioned		Performance-Conditioned
	RSUs		Stock Units		Stock Units*
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Nonvested balance at December 31, 2021	10.2	$26.82	1.8	$15.14	—	$—
Awards granted	0.4	17.61	—	—	—	—
Awards vested	(0.5)	28.04	—	—	—	—
Awards canceled/forfeited	(0.2)	28.44	—	—	—	—
Nonvested balance at March 31, 2022	9.8	$26.36	1.8	$15.14	—	$—
Awards granted	5.0	$10.80	0.7	$12.51	2.5	$10.62
Awards vested	(4.9)	26.09	—	—	—	—
Awards canceled/forfeited	(0.5)	23.09	(0.2)	14.46	(0.1)	10.62
Nonvested balance at March 31, 2023	9.4	$18.43	2.3	$14.40	2.3	$10.62
Awards granted	3.1	$13.52	0.6	$14.10	2.0	$13.37
Awards vested	(4.0)	21.92	—	—	—	—
Awards canceled/forfeited	(0.4)	17.43	(0.1)	14.43	(0.1)	11.85
Nonvested balance at March 31, 2024	8.0	$15.33	2.9	$14.32	4.3	$12.28
*	The grant-date fair value of performance-conditioned stock units issued was determined using the stock price at the grant date.

The Company used the following assumptions in the Monte-Carlo simulation pricing model to estimate the grant-date fair values of the market-conditioned stock units granted within each of the following fiscal years. No market-conditioned stock units were granted for the transition quarter ended March 31, 2022.

	Year Ended
	March 31,	March 31,	December 31,
Market-conditioned Stock Units:	2024	2023	2021
Share price	$13.55	$10.89	$18.31
Expected volatility*	39%	39%	35%
Risk-free interest rate	4.57% - 5.38%	2.85%	0.26% - 0.92%
Dividend yield	0%	0%	0%
*	Based on the average unadjusted three-year historic volatility across a group of peer companies.

Prior to the Separation, the weighted-average grant-date fair value of RSUs and PSUs granted by our former Parent was $126.01 for the pre-Separation period in the year ended December 31, 2021, which was derived from our former Parent’s stock price at their grant dates. On the Separation date, such awards were converted to Kyndryl awards, resulting in a weighted-average grant-date fair value of $28.78 per share.

Stock Options

The following table summarizes the activity related to Kyndryl’s stock options:

	Stock Options
					Weighted-
			Weighted-		Average
		Weighted-	Average	Aggregate	Remaining
	Number	Average	Grant Date	Intrinsic	Contractual
	of Units	Exercise Price	Fair Value	Value	Term
	(in millions)	(per share)	(per share)	(in millions)	(in years)
Outstanding balance at December 31, 2021	3.8	$17.76	$6.54	—	10.0
Awards exercised	—	—	—
Awards canceled/forfeited	—	—	—
Outstanding balance at March 31, 2022	3.8	$17.76	$6.54	$—	9.7
Awards exercised	—	—	—
Awards canceled/forfeited	(0.2)	17.78	6.54
Outstanding balance at March 31, 2023	3.7	$17.76	$6.54	$—	8.7
Awards exercised	(0.0)	17.30	6.61
Awards canceled/forfeited	(0.1)	17.78	6.54
Outstanding balance at March 31, 2024	3.5	$17.77	$6.54	$14.2	7.3
Options vested and exercisable at March 31, 2024	1.9	17.76	6.54	7.8	6.9

The Company used the following assumptions in the Black-Scholes option pricing model to estimate the fair value of the employee stock options granted in the year ended December 31, 2021. No stock options were granted in any other periods presented.

Year Ended
December 31,
Employee Stock Options:	2021
Fair value of common stock per share	$17.78
Expected term (in years)*	6.25
Expected volatility**	34.5%
Risk-free interest rate	1.4%
Dividend yield	0.0%

*	The Company utilized the simplified method to estimate the weighted-average option term due to a lack of relevant historical data.

** Based on the average unadjusted historic volatility of common shares across a group of peer companies.

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

			Three
	Year Ended	Year Ended	Months Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,
(Dollars in millions)	2024	2023	2022	2021
Service cost	$38	$44	$14	$81
Interest cost*	55	32	6	11
Expected return on plan assets*	(60)	(43)	(10)	(30)
Amortization of prior service costs (credits)*	1	1	—	—
Recognized actuarial losses*	4	40	16	51
Curtailments and settlements*	13	10	4	2
Total net periodic pension cost	$51	$84	$30	$115

*These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The following table presents the changes in net benefit obligation and plan assets for the defined benefit pension plans.

	Year	Year
	Ended	Ended
	March 31,	March 31,
(Dollars in millions)	2024	2023
Change in benefit obligation
Benefit obligation at beginning of period	$1,659	$2,024
Service cost	38	44
Interest cost	55	32
Plan participants’ contributions	3	4
Actuarial losses (gains)*	83	(299)
Benefits paid from trust	(24)	(15)
Direct benefit payments	(38)	(37)
Business combination/divestiture	(23)	—
Foreign exchange impact	(23)	(66)
Amendments, curtailments, settlements and other	(61)	(29)
Benefit obligation at end of period	$1,670	$1,659
Accumulated benefit obligation	$1,583	$1,574
Change in plan assets
Fair value of plan assets at beginning of period	$1,226	$1,383
Actual return on plan assets	87	(88)
Employer contributions	14	27
Fair value of plan assets assumed from former Parent**	27	—
Plan participants’ contributions	3	4
Benefits paid from trust	(24)	(15)
Business combination/divestiture	(18)	—
Foreign exchange impact	(18)	(40)
Settlements	(49)	(44)
Fair value of plan assets at end of period	$1,248	$1,226
Funded status at end of period	$(422)	$(433)
*	The year-over-year change was primarily driven by lower inflation rates and demographic factors.
**	Due to the separation of a pension plan that used to be co-sponsored by Kyndryl and the former Parent.

The following table presents the amounts recorded in the Consolidated Balance Sheet for the defined benefit pension plans.

	At March 31,	At March 31,
(Dollars in millions)	2024	2023
Noncurrent assets – pension assets	$105	$94
Current liabilities – accrued compensation and benefits	(40)	(38)
Noncurrent liabilities – retirement and nonpension postretirement benefit obligations	(487)	(489)
Funded status, net	$(422)	$(433)

The following table presents information for defined benefit pension plans with accumulated benefit obligations (ABO) or projected benefit obligations (PBO) in excess of plan assets.

	At March 31, 2024		At March 31, 2023
	Benefit	Plan	Benefit	Plan
(Dollars in millions)	Obligation	Assets	Obligation	Assets
Plans with PBO in excess of plan assets	$714	$187	$953	$426
Plans with ABO in excess of plan assets	712	186	630	171
Plans with plan assets in excess of PBO	957	1,061	706	800

The following table presents the pretax net loss and prior service costs (credits) recognized in OCI and the changes in pretax net loss and prior service costs (credits) as well as Separation-related transfers from Parent recognized in AOCI for the defined benefit pension plans.

	Year	Year
	Ended	Ended
	March 31,	March 31,
(Dollars in millions)	2024	2023
Net loss (gain) at beginning of period	$253	$474
Current period loss (gain)	57	(172)
Curtailments and settlements	(10)	(10)
Amortization of net loss included in net periodic benefit cost	(4)	(39)
Net loss (gain) at end of period	$296	$253
Prior service costs (credits) at beginning of period	8	9
Current period prior service costs (credits)	(2)	—
Amortization for prior service costs (credits) included in net periodic benefit cost	(1)	(1)
Prior service costs (credits) at end of period	$4	$8
Total amounts recognized in accumulated other comprehensive loss (income) *	$301	$261
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

			Three
	Year Ended	Year Ended	Months Ended	Year Ended
	March 31,	March 31,	March 31,	December 31,
Weighted-average assumptions used to measure:	2024	2023	2022	2021
Net periodic pension cost
Discount rate	3.57%	1.88%	1.19%	0.62%
Expected long-term returns on plan assets	4.69%	3.33%	3.00%	3.00%
Rate of compensation increase	2.85%	2.54%	2.30%	2.22%
Benefit obligations
Discount rate	3.30%	3.57%	1.88%	1.19%
Rate of compensation increase	2.84%	2.85%	2.54%	2.30%
Interest crediting rate – cash balance plans	1.65%	1.52%	1.52%	1.43%

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

The investment objective of the defined benefit plans is to generate returns that will enable the plan to meet its future obligations. The weighted-average target allocation for the defined benefit plans is 27% equity securities, 46% fixed-income securities, 6% real estate, 15% insurance contracts and 6% other investments. Typically the responsibility for determining the target allocation and managing the investments lies with a plan governing board that may include up to 50 percent of members elected by employees and retirees. Generally, these defined benefit plans do not invest in illiquid assets, and their use of derivatives is mainly for currency hedging, interest rate risk management, credit exposure and alternative investment strategies.

The following table presents the Company’s defined benefit pension plans’ asset classes and their associated fair value at March 31, 2024 and 2023.

	At March 31, 2024				At March 31, 2023
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity
Equity securities	$—	$—	$—	$—	$—	$—	$—	$—
Fixed income
Government and related (1)	—	112	—	112	—	107	—	107
Corporate bonds	—	21	—	21	—	20	—	20
Insurance contracts	—	189	—	189	—	191	—	191
Cash and short-term investments (2)	3	1	—	3	3	—	—	3
Derivative assets (3)	—	5	—	5	—	5	—	5
Subtotal	$3	$327	$—	$329	$3	$322	$—	$326
Investments measured at net asset value using NAV as a practical expedient (4)	—	—	—	919	—	—	—	901
Fair value of plan assets	$3	$327	$—	$1,248	$3	$322	$—	$1,226
(1)	Includes debt issued by national, state and local governments and agencies.
(2)	Includes cash, cash equivalents and short-term marketable securities.
(3)	Includes forward contracts, interest rate swaps, exchange traded and other over-the-counter derivatives.
(4)

Investments measured at fair value using the net asset value (NAV) per share (or its equivalent), as a practical expedient. These investments include commingled funds, hedge funds, common collective trusts, private equity partnerships and real estate partnerships.

Approximately 55 percent of plan assets are held in plans which are co-sponsored by the Company and the former Parent. The allocation of the fair value of co-sponsored plan assets is based on the initial pension assets assumed in connection with establishment of certain Kyndryl legal entities, Company contributions, distributions and market returns.

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

Fixed income: Fixed-income securities, other than insurance contracts, are typically valued using the closing price reported on the major market on which the individual securities are traded, if available. Assets fair-valued using this methodology are generally classified as Level 2. If market prices are unavailable, the fair value is estimated using pricing models or quoted prices of securities with similar characteristics.

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

It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The Company contributed $14 million, $27 million, $2 million, and $25 million to the defined benefit pension plans during the years ended March 31, 2024 and 2023, the three months ended March 31, 2022, and the year ended December 31, 2021, respectively. Additionally, the Company made direct payments of $46 million, $37 million, $11 million, and $33 million to participants of the defined benefit pension plans during the years ended March 31, 2024 and 2023, the three months ended March 31, 2022, and the year ended December 31, 2021, respectively.

The Company estimates contributions to its defined benefit pension plans in fiscal year 2025 to be approximately $16 million. This amount generally represents legally mandated minimum contributions. Financial market performance in fiscal year 2025 could increase or decrease the legally mandated minimum contribution in certain countries that require monthly or daily remeasurement of the funded status. The Company could also elect to contribute more than the legally mandated amount based on market conditions or other factors.

The following table presents the total expected benefit payments to participants of the defined benefit pension plans.

Expected
(Dollars in millions)	Benefit Payments
Fiscal year ending March 31,
2025	$121
2026	119
2027	116
2028	118
2029	118
2030-2034	596

The fiscal year 2025 expected benefit payments not covered by the respective plan assets represent a component of compensation and benefits, within current liabilities, in the Consolidated Balance Sheet.

Defined Contribution Retirement Plans

The Company sponsors defined contribution retirement plans for certain eligible employees. The Company’s contribution expense associated with employer matching benefits was $140 million, $142 million, $35 million, and $165 million for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 and the year ended December 31, 2021, respectively.

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

Contributions to the nonpension postretirement benefit plans and the multi-employer plans and components of net periodic benefit cost related to these plans and were not material for any period presented. Additionally, the components resulting in a change in benefit obligation and the activity recognized in AOCI related to the nonpension postretirement benefit plans were not material for the periods presented. The nonpension postretirement benefit plans had a noncurrent liability recorded in the retirement and nonpension postretirement benefit obligation Consolidated Balance Sheet of $10 million at March 31, 2024 and 2023. The weighted-average discount rate used to measure the nonpension postretirement benefit plan obligation was 2.89%, 3.02%, 1.23%, and 1.04% for the years ended March 31, 2024 and 2023, the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. There were no plan assets in the nonpension postretirement benefit plans for any period presented. As a result, the noncurrent liability related to these plans represented the accumulated postretirement benefit obligation in excess of plan assets for each period presented. Future expected benefit payments to participants of the nonpension postretirement benefit plans are not expected to be material, and the Company expects contributions to the multi-employer and nonpension postretirement benefits plans to be immaterial in fiscal year 2025.

NOTE 17. TRANSACTIONS WITH FORMER PARENT

Change in Beneficial Ownership

IBM transferred all of its 19.9% initially retained interest in Kyndryl common stock to a third-party financial institution through exchange agreements in May and August 2022. IBM ceased to be a related party of Kyndryl in August 2022. Transactions related to former Parent after August 11, 2022 are no longer reported as related-party activities. As a result, there was no related-party revenue or cost of services recognized subsequent to August 11, 2022.

Revenue and Purchases Related to Former Parent

While IBM was a related party, Kyndryl provided various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Related-party revenue generated from these services was $287 million, $236 million and $704 million for the year ended March 31, 2023, the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. No related-party revenue was recognized after August 2022. During the year ended March 31, 2024, the Company reached an agreement to collect previously reserved receivables from our former Parent, which resulted in a gain recorded within transaction-related costs (benefits).

While IBM was a related party, Kyndryl utilized various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. Total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $1.4 billion, $924 million and $4.0 billion for the year ended March 31, 2023, the three months ended March 31, 2022, and the year ended December 31, 2021, respectively. No related-party cost of services was recognized after August 2022.

Capital Expenditures with Former Parent

Related-party capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amounts of $89 million, $25 million, and $299 million for the year ended March 31, 2023, the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. Additionally, as part of the Separation, IBM committed to provide Kyndryl, at no cost, up to approximately $265 million of upgraded hardware over an expected two-year period. The amounts committed by IBM are reflected within other assets (noncurrent) within the Consolidated Balance Sheet at March 31, 2023. For the year ended March 31, 2024, $265 million of the upgraded hardware committed by IBM was delivered to Kyndryl. Accordingly, such balance was transferred from other assets (noncurrent) to property and equipment on the Balance Sheet and recognized as non-cash investing activity. The Company intends to recognize depreciation expense related to such equipment over its useful life in accordance with the Company’s depreciation policy, as described in Note 1 – Significant Accounting Policies.

Allocation of Corporate Expenses

Following the Separation, general corporate expenses from IBM are no longer allocated to Kyndryl; therefore, no related amounts were reflected on the Company’s financial statements for the years ended March 31, 2024 and 2023 or the three months ended March 31, 2022.

Prior to the Separation, IBM allocated certain general corporate expenses that would have been incurred by Kyndryl had it been a separate, standalone company. These allocated general corporate expenses from IBM were recorded in the historical Consolidated Income Statement, Consolidated Statement of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows. Allocations for management costs and corporate support services provided to Kyndryl for the year ended December 31, 2021 were $989 million, which consisted of $10 million of allocated other expense, $46 million of allocated interest expense and $932 million of allocated selling, general and administrative expense. Allocated selling, general and administrative expense primarily represents expenses for corporate functions including, but not limited to, senior management, legal, human resources, finance and accounting, treasury, information technology and other shared services. All such amounts were deemed to have been incurred and settled by Kyndryl in the period in which the costs were recorded and are included in the net Parent investment. These costs were allocated based on direct usage as applicable, with the remainder allocated on a pro-rata basis of gross profit, headcount, assets or other measures.

Net Parent Investment

As a result of the Separation, net Parent investment in the Consolidated Balance Sheet and Consolidated Statement of Equity was fully settled on November 3, 2021. As such, there was no balance in net Parent investment at December 31, 2021, March 31, 2022, March 31, 2023 and March 31, 2024, and there was no activity within the account during the three months ended March 31, 2022 and the years ended March 31, 2023 and 2024. The total net effect of these settlement transactions was reflected as Net transfers (to) from Parent in the financing activities section in the Consolidated Statement of Cash Flows for the year ended December 31, 2021.

Prior to the Separation, net Parent investment in the historical Balance Sheet and Statement of Equity represented IBM’s historical investment in Kyndryl, the net effect of transactions with and allocations from IBM, and Kyndryl’s accumulated earnings.

Lease Guarantees

Kyndryl has lease agreements with third parties with an estimated aggregate lease liability of $79 million that were guaranteed by IBM as of March 31, 2023. Lease agreements guaranteed by IBM were immaterial as of March 31, 2024.

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

NOTE 19. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the year ended March 31, 2023, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency, which continued through the fiscal year ended March 31, 2024. These actions resulted in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges (collectively, the “charges”). Total charges for this program through March 31, 2024 were $310 million, consisting of approximately 60% for workforce rebalancing charges and approximately 40% for charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment. We will continue to seek opportunities to increase our operational efficiency and reduce costs, which may result in additional charges in future periods.

The following table presents the segment breakout of charges incurred during the years ended March 31, 2024 and 2023.

	Year Ended	Year Ended	Costs Incurred
(Dollars in millions)	March 31, 2024	March 31, 2023	to Date
United States	$29	$14	$43
Japan	2	2	4
Principal Markets	76	63	139
Strategic Markets	65	47	112
Total charges by segment	$171	$125	$297
Corporate charges not allocated to the segments	3	10	13
Total charges	$174	$135	$310

The following table presents the classification of workforce rebalancing and site-rationalization activity in the Consolidated Income Statement during the years ended March 31, 2024 and 2023.

	Year Ended		Year Ended	Costs Incurred
(Dollars in millions)	March 31, 2024		March 31, 2023	to Date
Cost of services	$23		$71	$94
Selling, general and administrative expenses	16		9	25
Workforce rebalancing charges	135	*	55	190
Total charges	$174		$135	$310
*	Excludes $4 million liability adjustment related to workforce rebalancing actions taken by the former Parent prior to Separation.

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges accrual during the years ended March 31, 2024 and 2023.

		Liabilities	Liabilities	Liabilities
	Workforce	Related to	Related to	Related to
	Rebalancing	Ceasing to Use	Lease	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Terminations	Fixed Assets	Total
Balance at March 31, 2022	$—	$—	$—	$—	$—
Charges	55	69	4	7	135
Cash payments	—	—	(1)	—	(1)
Non-cash adjustments	—	(69)	—	(7)	(76)
Balance at March 31, 2023	$55	$—	$3	$—	$58
Charges (benefits)	135	14	(1)	26	174
Cash payments	(161)	—	(2)	(5)	(168)
Non-cash adjustments	(1)	(14)	—	(21)	(36)
Balance at March 31, 2024	$28	$—	$—	$—	$28
*

Prior-year movement excludes workforce rebalancing liabilities inherited from the former Parent of $57 million as of March 31, 2022, charges of $16 million related to one-off terminations, cash payments of $32 million, and ending balance of $42 million as of March 31, 2023. Current-year movement excludes additional charges of $4 million, cash payments of $15 million and ending balance of $29 million related to actions initiated by the former Parent. Workforce rebalancing liabilities are recorded within Other Liabilities; refer to Note 12 – Other Liabilities for further details.

NOTE 20. SUBSEQUENT EVENTS

On April 26, 2024, the Company completed its acquisition of Skytap, Inc. for $51 million of cash consideration, reflecting customary closing adjustments. The acquisition will be accounted for using the acquisition method and the results of the acquired business will be included in the Company’s results of operations from the acquisition date. The purchase price allocation is subject to adjustments as we obtain additional information during the measurement period. We are currently in the process of completing the accounting for this transaction and expect to have our preliminary allocation of the purchase consideration to the assets acquired and liabilities assumed in the first half of fiscal year 2025.

In May 2024, the Company entered into a definitive agreement to divest its Securities Industry Services (SIS) business for approximately $200 million. The Company has determined the assets associated with the business to be held-for-sale as of the first quarter of our 2025 fiscal year. Closing of the transaction is subject to customary closing conditions, including regulatory approval. The Company is currently evaluating the accounting impact resulting from the disposal, which it expects to include in its financial results in the first quarter of 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2024, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not considered to be effective as of March 31, 2024 due to a material weakness in internal control over financial reporting (as such term is defined in Rule 12b-2 of the Exchange Act) in the area of our information technology general controls (“ITGCs”). The deficiencies in ITGCs were related to access and program development and change management controls associated with the Company’s large-scale migration in a compressed timeframe of its internal operating systems to a new enterprise resource planning system (“ERP”), which was required to replace the systems temporarily being made available to the Company by our former parent following our Spin-off. These control deficiencies did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.

Subsequent to the identification of the ITGC deficiencies and prior to the issuance of this Annual Report on Form 10-K, the Company performed a lookback review of the users making changes to relevant systems and conducted other supplemental procedures. As a result of these procedures we did not identify any material misstatements in our consolidated financial statements or disclosures in the fiscal year ended March 31, 2024.

Our management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2024 based on the criteria set forth in Internal Control – Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In connection with our assessment of the effectiveness of internal control over financial reporting, management identified certain control deficiencies associated with the Company’s new ERP environment in the area of ITGCs related to (i) user access and segregation of duty controls that restrict user and privileged access to appropriate personnel; (ii) program development and change management controls; and (iii) certain computer operations controls that, when aggregated, are considered to be a material weakness which is defined in Rule 12b-2 of the Exchange Act as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of this, management has determined our internal control over financial reporting was not effective as of March 31, 2024. These control deficiencies did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Annual Report on Form 10-K.

Our consolidated financial statements included in this Annual Report on Form 10-K and the effectiveness of our internal control over financial reporting as of March 31, 2024 have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm” on page 50.

Remediation Plan

Management has evaluated the deficiencies described above and has developed and is implementing a remediation plan designed to strengthen our ITGC processes and controls associated with our new ERP environment. This plan includes but is not limited to (i) implementing and/or formalizing additional controls across our information technology environment, including user access and segregation of duty controls, program development and change management controls, and certain computer operations controls, and (ii) training of relevant personnel on the design and operation of any new or modified ITGCs. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board of Directors.

The Company expects to complete the implementation of its remediation plan during fiscal year 2025. We believe our remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate.

Changes in Internal Control over Financial Reporting

Other than the deficiencies and remediation activities described above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers may be found under the caption “Information about our Executive Officers” in Part I of this Form 10-K and is incorporated by reference in this Item 10. Other information called for by this Item 10 will be included in the subsections titled “Proposal 1 - Election of Directors,” “Kyndryl Code of Conduct,” “Securities Trading Policy,” and “Committees of the Board” under the section entitled “Corporate Governance and Board Matters” in our Proxy Statement for our 2024 Annual Meeting of Stockholders (our “2024 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item 11 will be included in the sections titled “Director Compensation” and “2024 Executive Compensation” in our 2024 Proxy Statement for our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 will be included in the sections titled “Equity Compensation Plan Information” and “Stock Ownership Information” in our 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 will be included in the sections titled “Director Independence” and “Certain Relationships and Related Person Transactions” in our 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by this Item 14 will be included in the sections titled “Audit and Non-Audit Fees” and “Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm” in our 2024 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit
2.1

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

4.3

Second Supplemental Indenture, dated as of February 15, 2024, between Kyndryl Holdings, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee, was filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on February 20, 2024 and is hereby incorporated by reference.

4.4

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

10.2

Amendment No. 1 to Term Loan Credit Agreement dated as of June 21, 2023, among the Company, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on June 23, 2023, and is hereby incorporated by reference.

10.3

Five-Year Revolving Credit Agreement, dated as of October 18, 2021, by and among Kyndryl Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent, and the other financial institutions party thereto, was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on October 22, 2021 and is hereby incorporated by reference.

10.4

Amendment No. 1 to Five-Year Revolving Credit Agreement, dated as of June 21, 2023, among the Company, the Lenders party thereto and JPMorgan Chase Bank N.A., as Administrative Agent, was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on June 23, 2023 and is hereby incorporated by reference.

10.5

Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2021, among Kyndryl, Inc., Banco Santander S.A. and solely for the purposes of Section 13.19, Kyndryl Holdings, Inc., was filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 1, 2021 and is hereby incorporated by reference.

10.6

First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 26, 2022, among Kyndryl, Inc., Kyndryl Holdings, Inc. and Banco Santander S.A. was filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.

10.7

Second Amendment to Amended and Restated Receivable Purchase Agreement, dated September 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 filed on February 9, 2023 and is hereby incorporated by reference.

10.8

Third Amendment to Amended and Restated Receivable Purchase Agreement, dated as of December 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 filed on February 9, 2023 and is hereby incorporated by reference.

10.9

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

10.13

IBM International Client Relationship Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.14

Master Subcontracting Framework Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.15

Amended and Restated Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 29, 2022 and is hereby incorporated by reference.†

10.16

Amended and Restated Kyndryl 2021 Long-Term Performance Plan (LTPP) was filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed on July 31, 2023, and is hereby incorporated by reference.†

10.17

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units and (ii) retention restricted stock unit awards was filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.18

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.19

Form of Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.20

Form of LTPP equity award agreement for directors was filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.21

Form of Terms and Conditions for LTPP equity award agreement for directors was filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.22

Form of LTPP equity award agreement for performance share units (Fiscal 2023) was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022 and is hereby incorporated by reference. †

10.23

Form of LTPP equity award agreements for restricted stock units was filed as Exhibit 10.5 to the registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023, and is hereby incorporated by reference.†

10.24

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.6 to the registrants Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023, and is hereby incorporated by reference.†

10.25	Kyndryl Excess Plan was filed as Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†
10.26

Offer Letter by and between International Business Machines Corporation and Martin Schroeter, dated January 2, 2021, the LTPP performance share unit award agreement, dated February 1, 2021, and the related terms and conditions document, effective December 15, 2020, and the noncompetition agreement, dated January 3, 2021, was filed as Exhibit 10.13 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.27

Offer Letter by and between International Business Machines Corporation and David Wyshner, dated July 23, 2021, and the noncompetition agreement, dated July 25, 2021, was filed as Exhibit 10.14 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.28

Offer Letter by and between International Business Machines Corporation and Elly Keinan, dated March 1, 2021, the LTPP performance share unit award agreement, dated April 1, 2021, and the related terms and conditions document, effective March 1, 2021, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated March 2, 2021, was filed as Exhibit 10.15 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.29

Offer Letter by and between International Business Machines Corporation and Maryjo Charbonnier, dated May 28, 2021, the LTPP performance share unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective March 1, 2021, the LTPP retention restricted stock unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective June 1, 2020, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated June 1, 2021, was filed as Exhibit 10.16 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.30

LTPP performance share unit award agreement for Edward Sebold, dated May 3, 2021, and the related terms and conditions document, effective May 1, 2021, and the noncompetition agreement, dated April 25, 2012, was filed as Exhibit 10.17 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.31

Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†

10.32

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 1, 2022 and is hereby incorporated by reference. †

10.33

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 31, 2023, and is hereby incorporated by reference.†

10.34

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023, and is hereby incorporated by reference.†

10.35	Kyndryl Annual Incentive Plan for Executives was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference. †
19.1	Kyndryl Holdings, Inc. Securities Trading Policy (filed herewith).
21.1	Subsidiaries of the registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

24.1	Power of attorney (filed herewith).
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
97.1	Kyndryl Financial Statement Clawback Policy (filed herewith).
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kyndryl Holdings, Inc.
(Registrant)

Date:	May 30, 2024
		By:	/s/ Martin J. Schroeter

Martin J. Schroeter
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Martin J. Schroeter	Director, Chairman and Chief Executive Officer	May 30, 2024
	Martin J. Schroeter	(Principal Executive Officer)

By	/s/ David B. Wyshner	Chief Financial Officer	May 30, 2024
	David B. Wyshner	(Principal Financial Officer)

By	/s/ Vineet Khurana	Senior Vice President and Global Controller	May 30, 2024
	Vineet Khurana	(Principal Accounting Officer)

By	*
	Dominic J. Caruso	Director	May 30, 2024

By	*
	John D. Harris II	Director	May 30, 2024

By	*
	Stephen A.M. Hester	Director	May 30, 2024

By	*
	Shirley Ann Jackson	Director	May 30, 2024

By	*
	Janina Kugel	Director	May 30, 2024

By	*
	Denis Machuel	Director	May 30, 2024

By	*
	Rahul N. Merchant	Director	May 30, 2024

By	*
	Jana Schreuder	Director	May 30, 2024

By	*
	Howard I. Ungerleider	Director	May 30, 2024

*By	/s/ Evan Barth
Evan Barth, Attorney-in-fact