Form 10-Q
period 2024-06-30
Kyndryl Holdings, Inc.
filed 2024-08-07
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at July 31, 2024 was 231,207,484.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2024	2023
Revenues	$3,739	$4,193

Cost of services	$2,934	$3,449
Selling, general and administrative expenses	657	720
Workforce rebalancing charges	36	58
Transaction-related costs	20	42
Interest expense	28	29
Other expense	—	5
Total costs and expenses	$3,675	$4,302

Income (loss) before income taxes	$64	$(109)
Provision for income taxes	$53	$32
Net income (loss)	$11	$(141)

Basic earnings (loss) per share	$0.05	$(0.62)
Diluted earnings (loss) per share	$0.05	$(0.62)

Weighted-average basic shares outstanding	230.5	227.9
Weighted-average diluted shares outstanding	235.8	227.9

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$11	$(141)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(63)	(15)
Unrealized gains on net investment hedges	14	—
Total foreign currency translation adjustments	(49)	(15)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(1)	15
Reclassification of (gains) losses to net income	—	(1)
Total unrealized gains (losses) on cash flow hedges	(1)	14
Retirement-related benefit plans – amortization of net (gains) losses	4	2
Other comprehensive income (loss), before tax	(46)	1
Income tax (expense) benefit related to items of other comprehensive income (loss)	(2)	(1)
Other comprehensive income (loss), net of tax	(48)	—
Total comprehensive income (loss)	$(37)	$(141)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	June 30,	March 31,
	2024	2024
Assets:
Current assets:
Cash and cash equivalents	$1,269	$1,553
Restricted cash	5	1
Accounts receivable (net of allowances for credit losses of $21 at June 30, 2024 and $22 at March 31, 2024)	1,440	1,599
Deferred costs (current portion)	1,029	1,081
Prepaid expenses and other current assets	613	514
Total current assets	$4,355	$4,747

Property and equipment, net	$2,690	$2,674
Operating right-of-use assets, net	829	864
Deferred costs (noncurrent portion)	898	920
Deferred taxes	207	220
Goodwill	786	805
Intangible assets, net	222	188
Pension assets	109	105
Other noncurrent assets	66	67
Total assets	$10,163	$10,590

Liabilities:
Current liabilities:
Accounts payable	$1,337	$1,408
Value-added tax and income tax liabilities	304	327
Current portion of long-term debt	130	126
Accrued compensation and benefits	414	609
Deferred income (current portion)	805	825
Operating lease liabilities (current portion)	271	285
Accrued contract costs	446	487
Other accrued expenses and liabilities	523	521
Total current liabilities	$4,231	$4,589

Long-term debt	$3,109	$3,112
Retirement and nonpension postretirement benefit obligations	492	500
Deferred income (noncurrent portion)	325	314
Operating lease liabilities (noncurrent portion)	606	622
Other noncurrent liabilities	298	332
Total liabilities	$9,062	$9,468
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: June 30, 2024 – 234.6, March 31, 2024 – 233.7)	$4,549	$4,524
Accumulated deficit	(2,308)	(2,319)
Treasury stock, at cost (shares: June 30, 2024 – 3.6, March 31, 2024 – 3.3)	(53)	(45)
Accumulated other comprehensive income (loss)	(1,192)	(1,145)
Total stockholders’ equity before non-controlling interests	$996	$1,015
Non-controlling interests	105	107
Total equity	$1,101	$1,122
Total liabilities and equity	$10,163	$10,590

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$11	$(141)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	127	210
Depreciation of right-of-use assets	70	91
Amortization of transition costs and prepaid software	310	325
Amortization of capitalized contract costs	107	138
Amortization of acquisition-related intangible assets	7	8
Stock-based compensation	24	22
Deferred taxes	17	26
Net (gain) loss on asset sales and other	27	29
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(363)	(418)
Right-of-use assets and liabilities (excluding depreciation)	(65)	(103)
Workforce rebalancing liabilities	7	(23)
Receivables	163	53
Accounts payable	(122)	(143)
Taxes	(9)	(25)
Other assets and other liabilities	(358)	(222)
Net cash provided by (used in) operating activities	$(48)	$(173)

Cash flows from investing activities:
Capital expenditures	$(122)	$(100)
Proceeds from disposition of property and equipment	24	6
Acquisitions and divestitures, net of cash acquired	(46)	—
Other investing activities, net	(22)	(19)
Net cash used in investing activities	$(166)	$(113)

Cash flows from financing activities:
Debt repayments	$(38)	$(30)
Common stock repurchases for tax withholdings	(7)	(7)
Other financing activities, net	(6)	(1)
Net cash provided by (used in) financing activities	$(51)	$(38)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(17)	$(15)
Net change in cash, cash equivalents and restricted cash	$(281)	$(339)

Cash, cash equivalents and restricted cash at beginning of period	$1,554	$1,860
Cash, cash equivalents and restricted cash at end of period	$1,273	$1,521

Supplemental data
Income taxes paid, net of refunds received	$54	$65
Interest paid on debt	$40	$46

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income (loss)					11		11
Other comprehensive income (loss), net of tax			(48)				(48)
Common stock issued under employee plans	0.9	25					25
Purchases of treasury stock	(0.3)			(7)			(7)
Changes in non-controlling interests						(2)	(2)
Equity – June 30, 2024	231.0	$4,549	$(1,192)	$(53)	$(2,308)	$105	$1,101

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(141)		(141)
Other comprehensive income (loss), net of tax			—				—
Common stock issued under employee plans	1.4	22					22
Purchases of treasury stock	(0.5)			(7)			(7)
Changes in non-controlling interests						2	2
Equity – June 30, 2023	228.6	$4,451	$(1,062)	$(30)	$(2,119)	$99	$1,338

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

Basis of Presentation

The accompanying Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the accompanying financial statements include all adjustments necessary to present fairly the Company’s financial position and its results of operations for all the periods presented. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses and deferred transition costs. Future results may be different from these estimates.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision in accordance with U.S. GAAP. The estimated annual effective tax rate is applied to the year-to-date ordinary income, exclusive of discrete items, to arrive at the reported interim tax provision.

Change in Accounting Estimate

In March 2024, the Company completed its assessment of the useful lives of its information technology equipment. Based on our usage experience and data analysis, the Company determined it should increase the estimated useful lives of its information technology equipment from five to six years. This change in accounting estimate became effective on April 1, 2024. Based on the carrying amount of information technology equipment included in property and equipment, net as of March 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and

Notes to Consolidated Financial Statements (continued)

an improvement of income before income taxes of approximately $60 million, or $0.27 before income taxes per basic share and $0.26 before income taxes per diluted share, for the three months ended June 30, 2024.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The guidance should be applied retrospectively, effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

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

At June 30, 2024, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $31.6 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the subsequent two years, approximately 34 percent in the subsequent three through five years, and the balance thereafter.

During the three months ended June 30, 2024 and June 30, 2023, revenue increased by $11 million and $11 million, respectively from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	June 30,	March 31,
(Dollars in millions)	2024	2024
Accounts receivable (net of allowances for credit losses of $21 at June 30, 2024 and $22 at March 31, 2024) *	$1,440	$1,599
Contract assets **	40	30
Deferred income (current)	805	825
Deferred income (noncurrent)	325	314
*	Included unbilled receivable balances of $343 million at June 30, 2024 and $377 million at March 31, 2024.
**

Contract assets represent goods or services delivered by the Company which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three months ended June 30, 2024 and June 30, 2023 that was included within the deferred income balance at March 31, 2024 and March 31, 2023 was $321 million and $188 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Beginning balance	$22	$32
Additions (releases)	(3)	(1)
Write-offs	2	(3)
Other *	—	1
Ending balance	$21	$29
*	Primarily represents currency translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three months ended June 30, 2024 and 2023. Other than receivables due from our former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of June 30, 2024 and March 31, 2024, respectively.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at June 30, 2024 and March 31, 2024:

	June 30,	March 31,
(Dollars in millions)	2024	2024
Deferred transition costs	$726	$753
Prepaid software costs	730	770
Capitalized costs to fulfill contracts	213	212
Capitalized costs to obtain contracts	258	265
Total deferred costs *	$1,927	$2,000
*	Of the total deferred costs, $1,029 million was current and $898 million was noncurrent at June 30, 2024, and $1,081 million was current and $920 million was noncurrent at March 31, 2024.

The amount of total deferred costs amortized for the three months ended June 30, 2024 was $417 million, composed of $238 million of amortization of prepaid software, $72 million of amortization of deferred transition costs and $107 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended June 30, 2023 was $463 million, composed of $241 million of amortization of prepaid software, $85 million of amortization of deferred transition costs and $138 million of amortization of capitalized contract costs.

NOTE 4. SEGMENTS

Our reportable segments correspond to how the chief operating decision maker (“CODM”) reviews performance and allocates resources. Our four reportable segments consist of the following:

United States: This reportable segment is comprised of Kyndryl’s operations in the United States.

Japan: This reportable segment is comprised of Kyndryl’s operations in Japan.

Principal Markets: This reportable segment represents the aggregation of our operations in Canada, France, Germany, India, Italy, Spain / Portugal, and the United Kingdom / Ireland.

Strategic Markets: This reportable segment is comprised of our operations in all other countries in which we operate.

The Company made a minor change to its geographic reportable segments effective June 1, 2024 to reflect how the Company manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. All historical segment information has been recast to reflect this change.

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA. Adjusted EBITDA is defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. The use of revenue and adjusted EBITDA aligns with how the CODM assesses performance and allocates resources for the Company’s segments.

Our geographic markets frequently work together to sell and implement certain contracts. The resulting revenues and costs from these contracts may be apportioned among the participating geographic markets. The economic environment and its effects on the industries served by our geographic markets affect revenues and operating expenses

Notes to Consolidated Financial Statements (continued)

within our geographic markets to differing degrees. Currency fluctuations also tend to affect our geographic markets differently, depending on the geographic concentrations and locations of their businesses.

The following table reflects the results of the Company’s segments:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Revenue
United States	$986	$1,164
Japan	569	610
Principal Markets	1,315	1,391
Strategic Markets	869	1,027
Total revenue	$3,739	$4,193
Segment adjusted EBITDA
United States	$133	$236
Japan	83	100
Principal Markets	241	151
Strategic Markets	120	149
Total segment adjusted EBITDA	$577	$636

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Segment adjusted EBITDA	$577	$636
Workforce rebalancing charges incurred prior to March 31, 2024	—	(58)
Charges related to ceasing to use leased/fixed assets and lease terminations	(9)	(10)
Transaction-related costs	(20)	(42)
Stock-based compensation expense	(24)	(22)
Interest expense	(28)	(29)
Depreciation of property, equipment and capitalized software	(127)	(210)
Amortization expense	(317)	(333)
Corporate expense not allocated to the segments	(21)	(24)
Other adjustments*	32	(16)
Pretax income (loss)	$64	$(109)
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

NOTE 5. TAXES

For the three months ended June 30, 2024, the Company’s effective tax rate was 82.7%, compared to (29.6%) for the three months ended June 30, 2023. The Company’s negative effective tax rate in 2023 reflects a tax expense on a pretax book loss.

The Company’s effective tax rate for the three months ended June 30, 2024 was higher than the Company’s statutory rate, and its negative effective tax rate for the three months ended June 30, 2023 was lower than the Company’s statutory tax rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

Notes to Consolidated Financial Statements (continued)

NOTE 6. EARNINGS (LOSS) PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
(In millions, except per share amounts)	2024	2023
Net income (loss) on which basic and diluted earnings per share is calculated	$11	$(141)
Number of shares on which basic earnings (loss) per share is calculated	230.5	227.9
Dilutive effect of stock options and equity awards	5.3	—
Number of shares on which diluted earnings (loss) per share is calculated	235.8	227.9

Basic earnings (loss) per share	$0.05	$(0.62)
Diluted earnings (loss) per share	0.05	(0.62)

For the three months ended June 30, 2023, the number of shares of which basic and diluted earnings (loss) per share is calculated was the same as a result of the net loss incurred in the period. The following securities were not included in the computation of diluted earnings per share:

	Three Months Ended June 30,
(In millions)	2024	2023
Nonvested restricted stock units	0.7	8.9
Nonvested performance-conditioned stock units	3.9	1.5
Nonvested market-conditioned stock units	3.1	2.3
Stock options issued and outstanding	—	3.7
Total	7.7	16.4

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company classifies certain assets and liabilities based on the following fair value hierarchy:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that can be accessed at the measurement date,
●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly and
●	Level 3 – Unobservable inputs for the asset or liability.

In determining the fair value of financial instruments, the Company considers certain market valuation adjustments to the “base valuations” using the methodologies described below for several parameters that market participants would consider in determining fair value:

●	Counterparty credit risk adjustments are applied to financial instruments, taking into account the actual credit risk of a counterparty as observed in the credit default swap market to determine the true fair value of such an instrument.

Notes to Consolidated Financial Statements (continued)

●	Credit risk adjustments are applied to reflect the Company’s own credit risk when valuing liabilities measured at fair value. The methodology is consistent with that applied in developing counterparty credit risk adjustments, but incorporates the Company’s credit risk as observed in the credit default swap market.

Certain non-financial assets such as property, plant and equipment, operating right-of-use assets, land, goodwill and intangible assets are recorded at fair value or at cost, as appropriate, in the period they are initially recognized, and such balances may be adjusted in subsequent periods if an event occurs or circumstances change that indicate that the asset may be impaired. The impairment models used for non-financial assets depend on the type of asset. The fair value measurements, in such instances, would be classified in Level 3 of the fair value hierarchy. We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three months ended June 30, 2024 and 2023.

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2024 and March 31, 2024.

	Fair Value
	Hierarchy	At June 30, 2024			At March 31, 2024
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$7	$7	$—	$2	$1	$1
Cross-currency swap contracts	2	13	6	7	1	11	(9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	9	19	(10)	2	6	(4)
Total		$29	$32	$(3)	$5	$18	$(13)

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within other accrued expenses and liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at June 30, 2024 and March 31, 2024. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at June 30, 2024 and March 31, 2024 were $590 million and $828 million, respectively. If

Notes to Consolidated Financial Statements (continued)

measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 10 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion as of June 30, 2024 and March 31, 2024, with an estimated fair value of $2.6 billion as of June 30, 2024 and March 31, 2024.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $0.8 billion for the three months ended June 30, 2024 and $1.2 billion for the three months ended June 30, 2023. The fees associated with the transfers of receivables were $10 million for the three months ended June 30, 2024 and $16 million for the three months ended June 30, 2023.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At June 30, 2024			At March 31, 2024
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$456	$—	$456	$281	$—	$281
Net investment hedges	500	500	1,000	—	500	500
Derivatives not designated as hedging instruments	$2,546	$—	$2,546	$1,624	$—	$1,624

The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain currencies. Changes in fair value of derivatives designated as cash flow hedges are recorded, net of applicable taxes, in other comprehensive income (“OCI”) and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements (continued)

The maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At June 30, 2024 and March 31, 2024, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At June 30, 2024 and March 31, 2024, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized gains of $1 million and $2 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $1 million (before taxes) of deferred net gains on derivatives in AOCI at June 30, 2024 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Net Investment Hedges

The Company has entered into and designated cross-currency interest rate swap contracts and currency forward contracts as net investment hedges to mitigate foreign exchange exposure related to net investments. Under the terms of the cross-currency swaps, the Company makes fixed-rate payments in foreign currencies and receives fixed-rate amounts in U.S. dollars, with the exchange of the underlying notional amounts at maturity whereby the Company will receive U.S. dollars and pay foreign currencies at exchange rates which are determined at contract inception. Under the terms of the currency forward contracts, the Company commits to sell the local currency of certain subsidiaries in exchange for U.S. dollars at specified forward rates. Derivatives designated as net investment hedges are accounted for using the spot method, with changes in the fair value of the derivatives attributable to changes in spot rates recorded within foreign currency translation (“CTA”) as a component of other comprehensive income (loss) and remaining there until the hedged net investments are sold or substantially liquidated. The changes in the fair value of the derivatives that are attributable to changes in the difference between the forward rate and spot rate are excluded from the assessment of hedge effectiveness. The changes in fair value that are attributable to the excluded components are initially recorded in CTA and then recognized in interest expense on the Consolidated Income Statement over the life of the derivative instruments. Cash flows from derivatives designated as net investment hedges are reported as cash flows from investing activities in the Consolidated Statement of Cash Flows, except for cash flows from the periodic interest settlements of cross-currency interest rate swaps designated as net investment hedges, which are reported as cash flows from operating activities in the Consolidated Statement of Cash Flows.

The maximum remaining length of time over which the Company has hedged its exposure is approximately ten years. At June 30, 2024 and March 31, 2024, the weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately five years and ten years, respectively. At June 30, 2024 and March 31, 2024, the Company had unrealized gains of $3 million and unrealized losses of $11 million (each before taxes), respectively, in AOCI related to net investment hedges.

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets, liabilities and earnings across its subsidiaries. These contracts are not designated as hedging instruments, and therefore changes in fair value of these contracts are reported in earnings in other expense in the Consolidated Income Statement. The gains and losses on these contracts generally offset the gains and losses in the underlying hedged exposures, which are also reported in other expense in the Consolidated Income Statement. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these swap contracts are generally less than one year.

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income
Three months ended June 30:	2024	2023	Line Item	2024	2023
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(1)	$15	Cost of services	$—	$1
Derivative instruments in net investment hedges*:
Cross-currency swaps	16	—	Interest expense	3	—
Foreign exchange contracts	2	—	Interest expense	1	—
Total	$17	$15		$4	$1
*	For the three months ended June 30, 2024, the Company recognized a gain of $4 million in interest expense on components excluded from the assessment of the hedge effectiveness for net investment hedges. There were no net investment hedges in the three months ended June 30, 2023.

For the three months ended June 30, 2024 and 2023, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended June 30:	Line Item	2024	2023
Foreign exchange contracts	Other expense	$(28)	$(17)
Total		$(28)	$(17)

NOTE 8. ACQUISITIONS AND DIVESTITURES

Acquisition of Skytap

In April 2024, the Company completed the acquisition of Skytap, Inc. (“Skytap”), a leading specialized workload services provider, by acquiring all outstanding equity interests of Skytap in exchange for cash consideration. The acquisition of Skytap was accounted for as a business combination in accordance with ASC 805, Business Combinations. Our financial statements for the three months ended June 30, 2024 reflect the assets, liabilities, operating results and cash flows of Skytap, commencing from the acquisition date. The Company acquired Skytap for cash consideration of approximately $46 million, net of cash acquired of $4 million. Costs associated with this acquisition were approximately $2 million and are expensed as incurred within transaction-related costs within the accompanying Consolidated Income Statement. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s Consolidated Financial Statements.

Notes to Consolidated Financial Statements (continued)

The acquisition of Skytap expands the Company’s hybrid cloud services portfolio. The purchase price allocation resulted in approximately $43 million in intangible assets, primarily consisting of $13 million in completed technologies and $30 million in customer relationships with estimated useful lives of five and eight years, respectively, assets transferred of $25 million (inclusive of cash acquired of $4 million), liabilities assumed of $29 million, and goodwill of $12 million, primarily attributable to synergies expected to arise from this acquisition. We do not expect the goodwill to be deductible for income tax purposes. The purchase price allocation for this acquisition is preliminary, and there may be changes in the allocation of consideration to assets acquired and liabilities assumed, including intangible assets and goodwill, for up to twelve months from the acquisition date.

Disposal of the Securities Industry Services (“SIS”) Business

In the three months ended June 30, 2024, the Company entered into a definitive agreement to sell its transaction processing platform for the securities brokerage industry services in Canada (which is a component of the Company’s Principal Markets segment), known as “SIS”, for approximately $200 million in cash. The closing of the transaction is subject to customary closing conditions, including regulatory approval, and is expected to occur prior to November 30, 2024.

The Company classifies assets and liabilities as held for sale in the period when all the relevant classification criteria have been met. Assets and liabilities held for sale are measured at the lower of carrying value or fair value less costs to sell. Losses (if any) resulting from the measurement are recognized in the period in which the held for sale criteria are met. Conversely, gains from a disposal group are not recognized until the date of sale. The fair value of a disposal group, less any costs to sell, will be reassessed during each subsequent reporting period it remains classified as held for sale, and any subsequent changes will be reported as an adjustment to the carrying value of the disposal group until it is no longer classified as held for sale. Upon determining that a disposal group meets the criteria as held for sale, the Company discontinues depreciation and amortization of the related assets and liabilities.

The Company classified the assets and liabilities related to SIS as held for sale in the three months ended June 30, 2024. As such, the assets and liabilities are included as held for sale within “Prepaid expenses and other current assets” and “Other accrued expenses and liabilities” on the accompanying Consolidated Balance Sheet as of June 30, 2024. This disposition is not accounted for as discontinued operations as it does not meet the relevant criteria. The carrying value of the net assets being sold is not material. The Company expects that the sale proceeds less costs to sell will exceed the carrying value of the net assets being sold.

NOTE 9. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At June 30, 2024			At March 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$185	$(60)	$125	$172	$(48)	$125
Customer relationships*	177	(101)	76	152	(96)	56
Completed technology	13	—	13	—	—	—
Patents and trademarks*	14	(7)	7	14	(6)	8
Total	$389	$(167)	$222	$339	$(150)	$188
*	Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $34 million during the three months ended June 30, 2024, primarily due to intangible assets acquired as part of the acquisition of Skytap and capitalized software added

Notes to Consolidated Financial Statements (continued)

during the period, partially offset by amortization and currency translation. The aggregate intangible asset amortization expense was $19 million and $11 million for the three months ended June 30, 2024 and 2023, respectively. This included amortization of capitalized software of $12 million and $4 million for the three months ended June 30, 2024, and 2023, respectively, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2024:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2025 (remaining nine months)	$40	$17	$2	$2	$61
2026	51	20	3	3	77
2027	35	18	3	2	57
2028	—	5	3	—	8
2029	—	5	3	—	7
Thereafter	—	12	1	—	13

Goodwill

The changes in the goodwill balances by segment for the three months ended June 30, 2024 were as follows:

			Foreign Currency
(Dollars in millions)	Balance at	Acquisitions and	Translation		Balance at
Segment	March 31, 2024	(Divestitures)*	Adjustments	Reallocation	June 30, 2024
United States	$—	$12	$—	$—	$12
Japan	488	—	(3)	—	485
Principal Markets	141	(28)		(23)	91
Strategic Markets	176	—	—	23	198
Total	$805	$(16)	$(3)	$—	$786
*

These amounts represent the goodwill acquired as part of the purchase of Skytap, in addition to the allocation of goodwill to assets held for sale related to the divestiture of the SIS business using the relative fair value approach. See Note 8 – Acquisitions and Divestitures for additional details.

As disclosed in Note 4 – Segments, Kyndryl’s operations in Australia/New Zealand transitioned from the Principal Markets segment to the Strategic Markets segment in the quarter ended June 30, 2024. As a result, the Company reallocated the goodwill associated with Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. The Company also performed a qualitative impairment test immediately before and after the change in reporting units and determined that it is not more likely than not that the fair value of the reporting units is less than their carrying amounts, including goodwill. Accordingly, the Company concluded that the goodwill related to those reporting units was not impaired.

There were no goodwill impairment losses recorded for the three months ended June 30, 2024 and 2023. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

Notes to Consolidated Financial Statements (continued)

NOTE 10. BORROWINGS

Debt

The following table presents the components of our debt:

			June 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2024	2024
Commercial loan agreement	3.00%	July 2026	$61	$68
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35% *	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations	5.68% **	2024-2029	299	291
			$3,260	$3,259
Less: Unamortized discount			5	5
Less: Unamortized debt issuance costs			16	16
Less: Current portion of long-term debt			130	126
Total long-term debt			$3,109	$3,112

* Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

** Weighted-average discount rate.

Contractual obligations of long-term debt outstanding at June 30, 2024, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2025 (remaining nine months)	$21
2026	29
2027	710
2028	—
2029	500
Thereafter	1,700
Total	$2,961

*    Contractual obligations approximate scheduled repayments.

As of June 30, 2024, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

Notes to Consolidated Financial Statements (continued)

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2024 and March 31, 2024 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the three months ended June 30, 2024, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

Notes to Consolidated Financial Statements (continued)

April 2024, the court of appeals overturned the judgment against IBM. Accordingly, we do not expect to have any liability related to this judgment.

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. IBM and Kyndryl have commenced arbitration proceedings related to certain of these matters. Certain of these matters have recently been concluded, resulting in a credit recorded in Cost of services in the three months ended June 30, 2024, while others are in preliminary stages. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

NOTE 12. EQUITY

The following table presents reclassifications and taxes related to items of other comprehensive income (loss) for the three months ended June 30, 2024 and 2023:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended June 30, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(63)	$—	$(63)
Unrealized gains on net investment hedges	14	—	14
Total foreign currency translation adjustments	$(49)	$—	$(49)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(1)	$(1)	$(2)
Reclassification of (gains) losses to net income	—	—	—
Total unrealized gains (losses) on cash flow hedges	$(1)	$(1)	$(2)
Retirement-related benefit plans – amortization of net (gains) losses*	$4	$(1)	$3
Other comprehensive income (loss)	$(46)	$(2)	$(48)

For the three months ended June 30, 2023:
Foreign currency translation adjustments	$(15)	$—	$(15)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$15	$(1)	$13
Reclassification of (gains) losses to net income	(1)	—	—
Total unrealized gains (losses) on cash flow hedges	$14	$(1)	$13
Retirement-related benefit plans – amortization of net (gains) losses*	$2	$—	$2
Other comprehensive income (loss)	$1	$(1)	$—

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 13 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	(2)	(49)	3	(48)
June 30, 2024	$(1)	$(1,016)	$(175)	$(1,192)

April 1, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	13	(15)	2	—
June 30, 2023	$13	$(936)	$(140)	$(1,062)
*	Foreign currency translation adjustments are presented gross.

NOTE 13. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Service cost	$9	$10
Interest cost*	13	14
Expected return on plan assets*	(15)	(15)
Recognized actuarial losses (gains)*	4	1
Net periodic pension cost	$12	$10
*	These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the three months ended June 30, 2024, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which we expect to continue through the end of the 2025 fiscal year. These actions resulted in workforce rebalancing charges, and charges related to ceasing to use leased and owned fixed assets (collectively, the “Fiscal 2025 Program”). We expect the total charges to be incurred related to the Fiscal 2025 Program to be approximately $140 million, consisting of $100 million in workforce rebalancing charges and $40 million in charges related to ceasing to use leased and owned fixed assets. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

During the year ended March 31, 2023, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency, which continued through the year ended March 31, 2024. These actions resulted in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges (collectively, the “Fiscal 2024 Program”). The total charges incurred related to the Fiscal 2024 Program were approximately $310 million, consisting of $190 million in workforce rebalancing charges and $120 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

Notes to Consolidated Financial Statements (continued)

The following table presents the segment breakout of charges incurred during the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Costs Incurred to Date
(Dollars in millions)	2024	2023	Fiscal 2025 Program	Fiscal 2024 Program
United States	$20	$12	$21	$41
Japan	1	1	1	4
Principal Markets(1)	5	20	3	141
Strategic Markets(1)	20	32	22	109
Total charges by segment	$45	$65	$48	$294
Corporate and other	—	3	—	13
Total charges	$45	$68	$48	$307
(1)	Kyndryl’s operations in Australia/New Zealand transitioned from Principal Markets to Strategic Markets in the quarter ended June 30, 2024; historical segment information has been recast to reflect this change.

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Costs Incurred to Date
(Dollars in millions)	2024	2023	Fiscal 2025 Program	Fiscal 2024 Program
Cost of services	$8	$1	$8	$94
Selling, general and administrative expenses	1	10	1	25
Workforce rebalancing charges	36	58	38	187
Total charges	$45	$68	$48	$307

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the three months ended June 30, 2024.

		Liabilities
	Workforce	Related to
	Rebalancing	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Total
Fiscal 2024 Program
Balance at March 31, 2024	$28	$—	$28
Charges (benefits)	—	—	—
Cash payments	(21)	—	(21)
Non-cash adjustments	(3)	—	(3)
Balance at June 30, 2024	$4	$—	$4

Fiscal 2025 Program
Balance at March 31, 2024	$—	$—	$—
Charges (benefits)	38	9	48
Cash payments	(5)	—	(5)
Non-cash adjustments	(1)	(9)	(10)
Balance at June 30, 2024	$32	$—	$32
*	The Fiscal 2024 Program excludes workforce rebalancing liabilities inherited from our former Parent of $29 million as of March 31, 2024. Current-year movement excludes cash payments of $3 million and ending balance of $26 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2024

Overview

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Revenue	$3,739	$4,193
Revenue growth (GAAP)	(11)%	(2)%
Revenue growth in constant currency(1)	(8)%	(1)%
Net income (loss)	$11	$(141)
Adjusted EBITDA(1)	$556	$612

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	June 30,	March 31,
(Dollars in millions)	2024	2024
Assets	$10,163	$10,590
Liabilities	9,062	9,468
Equity	1,101	1,122

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

Financial Performance Summary

Macro Dynamics

In fiscal year 2024, we saw continuing demand for information technology services, despite concerns about economic growth, increased geopolitical tensions, inflationary pressures and government efforts to stem inflation. Most economists, including the International Monetary Fund, expect positive macroeconomic growth to continue in calendar years 2024 and 2025.

Financial Performance

For the three months ended June 30, 2024, we reported $3.7 billion in revenue, a decline of 11 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as currency effects. United States revenue declined 15 percent, Japan revenue declined 7 percent (but increased in constant currency), Principal Markets revenue declined 5 percent and Strategic Markets revenue decreased 15 percent, in each case compared to the three months ended June 30, 2023. Net income of $11 million improved by $152 million versus the prior-year period driven by a combination of lower depreciation expenses resulting from the change of useful life of information technology equipment effective April 1, 2024 (a net year-over-year benefit of $60 million), lower workforce rebalancing charges, lower transaction-related costs, progress on our key initiatives to drive operating efficiencies and increased margins, and a vendor credit, partially offset by increased software costs.

Management Discussion (continued)

Segment Results

The Company made a minor change to its geographic reportable segments effective June 1, 2024 to reflect how the Company manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. All historical segment information has been recast to reflect this change. The following table presents our reportable segments’ revenue and adjusted EBITDA for the three months ended June 30, 2024 and 2023. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended June 30,		Year-over-Year Change
(Dollars in millions)	2024	2023	2024 vs. 2023
Revenue
United States	$986	$1,164	(15)%
Japan	569	610	(7)%
Principal Markets	1,315	1,391	(5)%
Strategic Markets	869	1,027	(15)%
Total revenue	$3,739	$4,193	(11)%
Revenue growth in constant currency(1)	(8)%	(1)%
Adjusted EBITDA(1)
United States	$133	$236	(44)%
Japan	83	100	(17)%
Principal Markets	241	151	60%
Strategic Markets	120	149	(20)%
Corporate and other(2)	(21)	(24)	NM
Total adjusted EBITDA(1)	$556	$612	(9)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist

Management Discussion (continued)

investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of these measures for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Net income (loss)	$11	$(141)
Provision for income taxes	53	32
Interest expense	28	29
Depreciation of property, equipment and capitalized software	127	210
Amortization expense	317	333
Workforce rebalancing charges incurred prior to March 31, 2024	—	58
Charges related to ceasing to use leased/fixed assets and lease terminations	9	10
Transaction-related costs	20	42
Stock-based compensation expense	24	22
Other adjustments*	(32)	16
Adjusted EBITDA (non-GAAP)	$556	$612
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

United States

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Revenue	$986	$1,164
Revenue year-over-year change	(15)%	0%
Adjusted EBITDA	$133	$236
Adjusted EBITDA year-over-year change	(44)%

For the three months ended June 30, 2024, United States revenue of $986 million decreased 15 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA decreased $103 million from the prior-year quarter, primarily driven by lower revenue and the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in the first quarter of fiscal 2025.

Management Discussion (continued)

Japan

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Revenue	$569	$610
Revenue year-over-year change	(7)%	(4)%
Revenue growth in constant currency	6%	2%
Adjusted EBITDA	$83	$100
Adjusted EBITDA year-over-year change	(17)%

For the three months ended June 30, 2024, Japan revenue of $569 million decreased 7 percent compared to the prior-year quarter, driven by an unfavorable currency exchange rate impact of thirteen points. Adjusted EBITDA decreased $17 million from the prior-year quarter, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

Principal Markets

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Revenue	$1,315	$1,391
Revenue year-over-year change	(5)%	(1)%
Revenue growth in constant currency	(5)%	(1)%
Adjusted EBITDA	$241	$151
Adjusted EBITDA year-over-year change	60%

For the three months ended June 30, 2024, Principal Markets revenue of $1.3 billion decreased 5 percent compared to the prior-year quarter, driven by actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $90 million from the prior-year quarter, primarily due to increased operating efficiencies and higher margins on recent signings, as well as a vendor credit.

Strategic Markets

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Revenue	$869	$1,027
Revenue year-over-year change	(15)%	(5)%
Revenue growth in constant currency	(14)%	(5)%
Adjusted EBITDA	$120	$149
Adjusted EBITDA year-over-year change	(20)%

For the three months ended June 30, 2024, Strategic Markets revenue of $869 million decreased 15 percent compared to the prior-year quarter. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA decreased $29 million from the prior-year quarter primarily due to the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in the first quarter of fiscal 2025.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $21 million in the three months ended June 30, 2024, compared to a loss of $24 million in the three months ended June 30, 2023.

Management Discussion (continued)

Costs and Expenses

	Three Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$3,739	$4,193	100.0%	100.0%	(11)%
Cost of services	2,934	3,449	78.5%	82.3%	(15)%
Selling, general and administrative expenses	657	720	17.6%	17.2%	(9)%
Workforce rebalancing charges	36	58	1.0%	1.4%	(38)%
Transaction-related costs	20	42	0.5%	1.0%	(52)%
Interest expense	28	29	0.7%	0.7%	(6)%
Other expense	—	5	0.0%	0.1%	(100)%
Income (loss) before income taxes	$64	$(109)

Cost of services was 78.5% of revenue in the three months ended June 30, 2024, compared to 82.3% in the three months ended June 30, 2023, driven by lower depreciation expenses, increased operating efficiencies, higher margins on recent signings, and a vendor credit. Selling, general and administrative expenses were 17.6% of revenue in the three months ended June 30, 2024 compared to 17.2% in the prior-year quarter, driven by the impact of currency on revenue compared to our U.S. dollar-denominated expenses, partially offset by the release of a legal reserve. Workforce rebalancing charges were 1.0% of revenue in the three months ended June 30, 2024 versus 1.4% of revenue in the prior-year quarter, due to workforce rebalancing actions in the first quarter of fiscal 2024. Interest expense was 0.7% of revenue in the three months ended June 30, 2024 compared to 0.7% in the prior-year quarter.

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures (if any) as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required, pre-Separation and post-Separation, to prepare for and execute the Separation, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration.

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2025 Program

During the three months ended June 30, 2024, management initiated actions to reduce the Company’s overall cost structure and increase our operating efficiency. These actions will result in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. During the three months ended June 30, 2024, the Company recorded $36 million in workforce rebalancing charges and $9 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Total cash outlays for this program are expected to be $140 million, of which approximately $10 million has been paid through June 30, 2024 and approximately $90 million is expected to be paid through the end of fiscal year 2025, and the remainder thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 14 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Management Discussion (continued)

Fiscal 2024 Program

During the year ended March 31, 2023, management initiated certain actions to reduce the Company’s overall cost structure and increase our operating efficiency, which continued through the year ended March 31, 2024. These actions resulted in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. During the three months ended June 30, 2023, the Company recognized $58 million in workforce rebalancing charges and $10 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Total cash outlays for this program were $300 million, of which approximately $240 million has been paid through June 30, 2024 (including approximately $50 million of contractual payments toward leased assets we have ceased to use) and approximately $20 million is expected to be paid in fiscal year 2025. Management estimates that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by approximately $400 million in fiscal year 2025. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended June 30, 2024 was $53 million of expense, compared to $32 million of expense for the three months ended June 30, 2023. Our income tax expense for each of the three months ended June 30, 2024 and 2023 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Financial Position

Dynamics

Total assets of $10.2 billion decreased by $427 million (and decreased by $297 million adjusted for currency) from March 31, 2024, primarily driven by: a decrease in cash and cash equivalents of $284 million mainly due to payments for annual license agreements and annual incentives; a decrease of $159 million in accounts receivable mainly due to lower revenue; and a decrease of $73 million in deferred costs due to amortization outpacing addition and currency impact; partially offset by an increase of $99 million in prepaid expenses and other current assets mainly due to prepayment for software subscriptions.

Total liabilities of $9.1 billion decreased by $406 million (and decreased by $310 million adjusted for currency) from March 31, 2024, primarily as a result of: a decrease in accrued compensation and benefits of $195 million due to payments of annual incentives; and a decrease in accounts payable of $71 million due to lower costs. Total equity of $1.1 billion decreased by $21 million from March 31, 2024, principally due to our comprehensive loss in the period.

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Three Months Ended June 30,
(Dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$(48)	$(173)
Investing activities	(166)	(113)
Financing activities	(51)	(38)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(17)	(15)
Net change in cash, cash equivalents and restricted cash	$(281)	$(339)

Net cash used in operating activities was $48 million in the three months ended June 30, 2024, compared to net cash used of $173 million in the prior-year period. This change was primarily driven by increased net income and collection of receivables outpacing billing in the current quarter.

Net cash used in investing activities was $166 million in the three months ended June 30, 2024, compared to a net cash use of $113 million in the prior-year period due to higher capital expenditures and the acquisition of Skytap.

Net cash used in financing activities totaled $51 million in the three months ended June 30, 2024, compared to net cash used by financing activities of $38 million in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
(Dollars in billions)	2024	2023
Total signings	$3.1	$2.8

Signings increased by $304 million in the three months ended June 30, 2024, or 11%, compared to the prior-year quarter. Management uses signings as a tool to monitor the performance of the business including the business’ ability to attract new customers and sell additional scope into our existing customer base. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and the Company’s revolving credit agreement entered into in October 2021 will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

In February 2024, we completed a registered offering of $500 million in aggregate principal amount of 6.35% senior unsecured notes due 2034 (the “2034 Notes”). We received proceeds of $494 million, net of debt issuance costs and discounts. The 2034 Notes are the Company’s senior unsecured obligations and rank equally in right of payment with all of the Company’s other existing and future senior unsecured indebtedness.

The Initial Notes and the 2034 Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner.

Revolving Credit Facility

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. As of June 30, 2024, there has been no drawdown on the Revolving Credit Agreement.

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

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $0.8 billion and $1.2 billion for the three months ended June 30, 2024 and June 30, 2023, respectively. The fees associated with the transfers of receivables were $10 million and $16 million for the three months ended June 30, 2024 and June 30, 2023, respectively.

Management Discussion (continued)

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program were immaterial at June 30, 2024 and March 31, 2024.

Critical Accounting Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 for more information; we refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 as the “Form 10-K”.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, political, public health and other conditions;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;

Management Discussion (continued)

●	risks relating to non-compliance with legal and regulatory requirements;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations;
●	risks related to the Company’s spin-off from IBM;
●	risks related to deficiencies identified in our information technology controls; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2024, as such factors may be updated from time to time in the Company’s subsequent filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Available Information

We routinely post on or make accessible through our corporate website at www.kyndryl.com and Investor Relations website at https://investors.kyndryl.com information that may be material or of interest to our investors, including news and materials regarding our financial performance, business developments, investor events and other important information regarding the Company. You may automatically receive email alerts and other information about the Company when you enroll your email address by visiting the “Investor Email Alerts” section under the “Resources” section at https://investors.kyndryl.com. We encourage investors, media, our customers, consumers, business partners and others interested in our Company to review the information we provide through these channels. The information contained on the websites referenced above is not, and shall not be deemed to be, incorporated into this filing or any of our other filings with the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For our disclosures about market risk, see the information under the heading “Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-K. There have been no material changes to the Company’s disclosure about market risk in the Form 10-K.

Item 4. Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting in the area of our information technology general controls (“ITGCs”) that was disclosed in Part II, Item 9A of the Company’s Form 10-K. The deficiencies in ITGCs were related to access and program development and change management controls associated with the Company’s large-scale migration in a compressed timeframe of its internal operating systems to a new enterprise resource planning system, which was required to replace the systems temporarily being made available to the Company by our former Parent following our Spin-off. These control deficiencies did not result in a misstatement to the annual or interim consolidated financial statements previously filed or included in this Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the ongoing remediation of the ITGC deficiencies described below.

Remediation

As previously described in Part II, Item 9A of the Company’s Form 10-K, the Company began implementing a remediation plan to address ITGC deficiencies. This plan includes but is not limited to (i) implementing and/or formalizing additional controls across our information technology environment, including user access and segregation of duty controls, program development and change management controls, and certain computer operations controls, and (ii) training of relevant personnel on the design and operation of any new or modified ITGCs. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board. The deficiencies will not be considered fully remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects to complete the implementation of its remediation plan during fiscal year 2025.

Part II — Other Information

Item 1. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies, in the notes to consolidated financial statements in this report.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10-K for the year ended March 31, 2024. There have been no material changes with respect to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

10.1	Form of Amended and Restated Kyndryl 2021 Long-Term Performance Plan (LTPP) equity award agreement for restricted stock units (filed herewith)
10.2	Form of LTPP equity award agreement for performance share units (filed herewith)
10.3	Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy (filed herewith)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	August 7, 2024
		By:	/s/ Vineet Khurana

Vineet Khurana
Senior Vice President and Global Controller (Principal Accounting Officer and Authorized Signatory)