Form 10-Q
period 2024-09-30
Kyndryl Holdings, Inc.
filed 2024-11-07
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 31, 2024 was 232,270,932.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	$3,774	$4,073	$7,513	$8,266

Cost of services	$3,024	$3,422	$5,958	$6,871
Selling, general and administrative expenses	647	634	1,304	1,353
Workforce rebalancing charges	39	39	74	97
Transaction-related costs	—	48	21	89
Interest expense	25	31	52	61
Other expense	44	8	44	13
Total costs and expenses	$3,779	$4,182	$7,454	$8,484

Income (loss) before income taxes	$(5)	$(109)	$59	$(218)
Provision for income taxes	$38	$33	$91	$65
Net income (loss)	$(43)	$(142)	$(32)	$(283)

Basic earnings (loss) per share	$(0.19)	$(0.62)	$(0.14)	$(1.24)
Diluted earnings (loss) per share	$(0.19)	$(0.62)	$(0.14)	$(1.24)

Weighted-average basic shares outstanding	231.6	229.1	231.1	228.5
Weighted-average diluted shares outstanding	231.6	229.1	231.1	228.5

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(43)	$(142)	$(32)	$(283)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	151	(109)	88	(125)
Unrealized gains (losses) on net investment hedges	(42)	—	(28)	—
Total foreign currency translation adjustments	109	(109)	60	(125)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(14)	11	(15)	26
Reclassification of (gains) losses to net income	—	(4)	—	(5)
Total unrealized gains (losses) on cash flow hedges	(14)	7	(15)	21
Retirement-related benefit plans – amortization of net (gains) losses	4	1	8	4
Other comprehensive income (loss), before tax	99	(101)	53	(100)
Income tax (expense) benefit related to items of other comprehensive income (loss)	3	(3)	1	(5)
Other comprehensive income (loss), net of tax	102	(105)	54	(104)
Total comprehensive income (loss)	$59	$(247)	$22	$(388)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	September 30,	March 31,
	2024	2024
Assets:
Current assets:
Cash and cash equivalents	$1,325	$1,553
Restricted cash	5	1
Accounts receivable (net of allowances for credit losses of $17 at September 30, 2024 and $22 at March 31, 2024)	1,441	1,599
Deferred costs (current portion)	994	1,081
Prepaid expenses and other current assets	623	514
Total current assets	$4,387	$4,747

Property and equipment, net	$2,735	$2,674
Operating right-of-use assets, net	805	864
Deferred costs (noncurrent portion)	1,052	920
Deferred taxes	209	220
Goodwill	790	805
Intangible assets, net	227	188
Pension assets	123	105
Other noncurrent assets	67	67
Total assets	$10,396	$10,590

Liabilities:
Current liabilities:
Accounts payable	$1,240	$1,408
Value-added tax and income tax liabilities	298	327
Current portion of long-term debt	135	126
Accrued compensation and benefits	538	609
Deferred income (current portion)	856	825
Operating lease liabilities (current portion)	278	285
Accrued contract costs	404	487
Other accrued expenses and liabilities	500	521
Total current liabilities	$4,249	$4,589

Long-term debt	$3,106	$3,112
Retirement and nonpension postretirement benefit obligations	510	500
Deferred income (noncurrent portion)	344	314
Operating lease liabilities (noncurrent portion)	580	622
Other noncurrent liabilities	435	332
Total liabilities	$9,224	$9,468
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: September 30, 2024 – 236.5, March 31, 2024 – 233.7)	$4,575	$4,524
Accumulated deficit	(2,351)	(2,319)
Treasury stock, at cost (shares: September 30, 2024 – 4.3, March 31, 2024 – 3.3)	(69)	(45)
Accumulated other comprehensive income (loss)	(1,090)	(1,145)
Total stockholders’ equity before non-controlling interests	$1,065	$1,015
Non-controlling interests	107	107
Total equity	$1,172	$1,122
Total liabilities and equity	$10,396	$10,590

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(32)	$(283)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	276	431
Depreciation of right-of-use assets	154	173
Amortization of transition costs and prepaid software	647	631
Amortization of capitalized contract costs	205	281
Amortization of acquisition-related intangible assets	17	15
Stock-based compensation	49	48
Deferred taxes	17	51
Net (gain) loss on asset sales and other	(14)	22
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(852)	(699)
Right-of-use assets and liabilities (excluding depreciation)	(145)	(195)
Workforce rebalancing liabilities	(13)	(18)
Receivables	193	(110)
Accounts payable	(237)	(494)
Taxes	(31)	(55)
Other assets and other liabilities	(133)	75
Net cash provided by (used in) operating activities	$101	$(127)

Cash flows from investing activities:
Capital expenditures	$(256)	$(275)
Proceeds from disposition of property and equipment	54	119
Acquisitions and divestitures, net of cash acquired	(46)	—
Other investing activities, net	7	(53)
Net cash used in investing activities	$(241)	$(208)

Cash flows from financing activities:
Debt repayments	$(73)	$(67)
Common stock repurchases for tax withholdings	(24)	(12)
Other financing activities, net	(5)	(1)
Net cash provided by (used in) financing activities	$(101)	$(80)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$17	$(33)
Net change in cash, cash equivalents and restricted cash	$(224)	$(448)

Cash, cash equivalents and restricted cash at beginning of period	$1,554	$1,860
Cash, cash equivalents and restricted cash at end of period	$1,330	$1,412

Supplemental data
Income taxes paid, net of refunds received	$89	$88
Interest paid on debt	$60	$59

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2024	231.0	$4,549	$(1,192)	$(53)	$(2,308)	$105	$1,101
Net income (loss)					(43)		(43)
Other comprehensive income (loss), net of tax			102				102
Common stock issued under employee plans	1.9	26					26
Purchases of treasury stock	(0.7)			(17)			(17)
Changes in non-controlling interests						2	2
Equity – September 30, 2024	232.2	$4,575	$(1,090)	$(69)	$(2,351)	$107	$1,172

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2023	228.6	$4,451	$(1,062)	$(30)	$(2,119)	$99	$1,338
Net income (loss)					(142)		(142)
Other comprehensive income (loss), net of tax			(105)				(105)
Common stock issued under employee plans	1.2	25					25
Purchases of treasury stock	(0.4)			(5)			(5)
Changes in non-controlling interests						1	1
Equity – September 30, 2023	229.5	$4,476	$(1,167)	$(35)	$(2,262)	$100	$1,113

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income (loss)					(32)		(32)
Other comprehensive income (loss), net of tax			54				54
Common stock issued under employee plans	2.8	51					51
Purchases of treasury stock	(1.0)			(24)			(24)
Changes in non-controlling interests						—	—
Equity – September 30, 2024	232.2	$4,575	$(1,090)	$(69)	$(2,351)	$107	$1,172

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(283)		(283)
Other comprehensive income (loss), net of tax			(104)				(104)
Common stock issued under employee plans	2.6	48					48
Purchases of treasury stock	(0.9)			(12)			(12)
Changes in non-controlling interests						3	3
Equity – September 30, 2023	229.5	$4,476	$(1,167)	$(35)	$(2,262)	$100	$1,113

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

Change in Accounting Estimate

In March 2024, the Company completed its assessment of the useful lives of its information technology equipment. Based on our usage experience and data analysis, the Company determined it should increase the estimated useful lives of its information technology equipment from five to six years. This change in accounting estimate became effective on April 1, 2024. Based on the carrying amount of information technology equipment included in property and equipment, net as of March 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and an improvement of income before income taxes of approximately $50 million, or $0.22 before income taxes per basic and diluted share for the three months ended September 30, 2024 and approximately $110 million, or $0.49 before income taxes per basic and diluted share for the six months ended September 30, 2024.

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

At September 30, 2024, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $34.4 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 37 percent in the subsequent three years, and the balance thereafter.

During the three and six months ended September 30, 2024, revenue was increased by $13 million and $20 million, respectively, and during the three and six months ended September 30, 2023, revenue was increased by $2 million and $15 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	September 30,	March 31,
(Dollars in millions)	2024	2024
Accounts receivable (net of allowances for credit losses of $17 at September 30, 2024 and $22 at March 31, 2024) *	$1,441	$1,599
Contract assets **	50	30
Deferred income (current)	856	825
Deferred income (noncurrent)	344	314
*	Including unbilled receivable balances of $384 million at September 30, 2024 and $377 million at March 31, 2024.
**

Contract assets represent goods or services delivered by the Company, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended September 30, 2024 that was included within the deferred income balance at the beginning of the period was $335 million and $524 million, respectively. The amount of revenue recognized during the three and six months ended September 30, 2023 that was included within the deferred income balance at the beginning of the period was $176 million and $360 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the six months ended September 30, 2024 and 2023.

	Six Months Ended September 30,
(Dollars in millions)	2024	2023
Beginning balance	$22	$32
Additions (releases)	(6)	—
Write-offs	1	(3)
Other *	—	(1)
Ending balance	$17	$28
*	Primarily represents translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and six months ended September 30, 2024 and 2023. Other than receivables due from our former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of September 30, 2024 or March 31, 2024, respectively.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at September 30, 2024 and March 31, 2024:

	September 30,	March 31,
(Dollars in millions)	2024	2024
Deferred transition costs	$734	$753
Prepaid software costs	810	770
Capitalized costs to fulfill contracts	220	212
Capitalized costs to obtain contracts	282	265
Total deferred costs *	$2,045	$2,000
*	Of the total deferred costs, $994 million was current and $1,052 million was noncurrent at September 30, 2024, and $1,081 million was current and $920 million was noncurrent at March 31, 2024.

The amount of total deferred costs amortized for the three months ended September 30, 2024 was $435 million, composed of $75 million of amortization of deferred transition costs, $262 million of amortization of prepaid software and $98 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2024 was $852 million, composed of $147 million of amortization of deferred transition costs, $500 million of amortization of prepaid software and $205 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended September 30, 2023 was $449 million, composed of $88 million of amortization of deferred transition costs, $218 million of amortization of prepaid software and $143 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2023 was $912 million, composed of $173 million of amortization of deferred transition costs, $459 million of amortization of prepaid software and $281 million of amortization of capitalized contract costs.

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

Notes to Consolidated Financial Statements (continued)

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

The following table reflects the results of the Company’s segments:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue
United States	$960	$1,108	$1,946	$2,272
Japan	604	569	1,174	1,180
Principal Markets	1,318	1,376	2,633	2,768
Strategic Markets	892	1,019	1,761	2,046
Total revenue	$3,774	$4,073	$7,513	$8,266
Segment adjusted EBITDA
United States	$159	$176	$292	$412
Japan	94	84	177	184
Principal Markets	187	169	428	320
Strategic Markets	138	166	258	315
Total segment adjusted EBITDA	$579	$596	$1,156	$1,232

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Segment adjusted EBITDA	$579	$596	$1,156	$1,232
Workforce rebalancing charges incurred prior to March 31, 2024	—	(39)	—	(97)
Charges related to ceasing to use leased/fixed assets and lease terminations	(10)	—	(20)	(10)
Transaction-related costs	—	(48)	(21)	(89)
Stock-based compensation expense	(25)	(25)	(49)	(48)
Interest expense	(25)	(31)	(52)	(61)
Depreciation of property, equipment and capitalized software	(150)	(220)	(276)	(431)
Amortization expense	(347)	(313)	(664)	(646)
Corporate expense not allocated to the segments	(22)	(21)	(42)	(45)
Other adjustments*	(5)	(7)	27	(23)
Pretax income (loss)	$(5)	$(109)	$59	$(218)
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the three and six months ended September 30, 2023, other adjustments also include an adjustment to reduce amortization expense for the amount already included in transaction-related costs above.

Notes to Consolidated Financial Statements (continued)

NOTE 5. TAXES

For the three months ended September 30, 2024, the Company’s effective tax rate was (703.7%), compared to (30.3%) for the three months ended September 30, 2023. For the six months ended September 30, 2024, the Company’s effective tax rate was 154.2%, compared to (29.8%) for the six months ended September 30, 2023. The Company’s negative effective tax rates for the three months ended September 30, 2024 and 2023 and the six months ended September 30, 2023 reflect a tax expense on a pretax book loss in those periods.

The Company’s effective tax rate for the three months ended September 30, 2024 and 2023 and the six months ended September 30, 2023 was lower than the Company’s statutory tax rate, and its effective tax rate for the six months ended September 30, 2024 was higher than the Company’s statutory tax rate, primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

NOTE 6. NET LOSS PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and six months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) on which basic and diluted earnings per share is calculated	$(43)	$(142)	$(32)	$(283)
Number of shares on which basic and diluted earnings (loss) per share is calculated	231.6	229.1	231.1	228.5

Basic earnings (loss) per share	$(0.19)	$(0.62)	$(0.14)	$(1.24)
Diluted earnings (loss) per share	(0.19)	(0.62)	(0.14)	(1.24)

For the three and six months ended September 30, 2024 and 2023, the number of shares on which basic and diluted earnings (loss) per share is calculated was the same as a result of the net loss incurred in the period. The following securities were not included in the computation of diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2024	2023	2024	2023
Nonvested restricted stock units	7.4	9.0	7.8	8.9
Nonvested performance-conditioned stock units	5.4	2.8	5.0	2.2
Nonvested market-conditioned stock units	3.2	2.7	3.1	2.5
Stock options issued and outstanding	3.4	3.6	3.5	3.7
Total	19.4	18.2	19.3	17.3

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

The level of an asset or liability within the fair value hierarchy is determined based on the lowest level of any input that is significant to the fair value measurement. The determination of fair value considers various factors including yield curves and time value underlying the financial instruments. For derivatives and debt securities, the Company uses a discounted cash flow analysis using discount rates commensurate with the duration of the instrument.

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and six months ended September 30, 2024 and 2023.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2024 and March 31, 2024:

	Fair Value
	Hierarchy	At September 30, 2024			At March 31, 2024
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$1	$23	$(22)	$2	$1	$1
Cross-currency swap contracts	2	10	26	(16)	1	11	(9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	9	23	(14)	2	6	(4)
Total		$19	$71	$(52)	$5	$18	$(13)

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within other accrued expenses and liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at September 30, 2024 and March 31, 2024. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at September 30, 2024 and March 31, 2024 were $701 million and $828 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 10 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion as of September 30, 2024 and March 31, 2024, with an estimated fair value of $2.7 billion as of September 30, 2024 and $2.6 billion as of March 31, 2024.

Notes to Consolidated Financial Statements (continued)

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized at the time of the transfer.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $1.1 billion and $1.9 billion for the three and six months ended September 30, 2024, respectively, and $913 million and $2.1 billion for the three and six months ended September 30, 2023, respectively. The fees associated with the transfers of receivables were $10 million and $20 million for the three and six months ended September 30, 2024, respectively, and $12 million and $28 million for the three and six months ended September 30, 2023, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At September 30, 2024			At March 31, 2024
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$363	$—	$363	$281	$—	$281
Net investment hedges	688	500	1,188	—	500	500
Derivatives not designated as hedging instruments	$2,553	$—	$2,553	$1,624	$—	$1,624

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

The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At September 30, 2024 and March 31, 2024, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At September 30, 2024 and March 31, 2024, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized losses of $14 million and unrealized gains of $2 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $14 million (before taxes) of net deferred losses on derivatives in AOCI at September 30, 2024 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

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

The maximum remaining length of time over which the Company has hedged its exposure is approximately nine years. At September 30, 2024 and March 31, 2024, the weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately five years and ten years, respectively. At September 30, 2024 and March 31, 2024, the Company had unrealized losses of $39 million and $11 million (each before taxes), respectively, in AOCI related to net investment hedges.

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

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income
Three months ended September 30:	2024	2023	Line Item	2024	2023
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(14)	$11	Cost of services	$—	$4
Derivative instruments in net investment hedges*:
Cross-currency swaps	(16)	—	Interest expense	2	—
Foreign exchange contracts	(21)	—	Interest expense	3	—
Total	$(51)	$11		$6	$4

	Unrealized Gain (Loss)		Consolidated	Gain (Loss)
(Dollars in millions)	Recognized in OCI		Income Statement	Reclassified from AOCI
Six months ended September 30:	2024	2023	Line Item	2024	2023
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(15)	$26	Cost of services	$—	$5
Derivative instruments in net investment hedges*:
Cross-currency swaps	—	—	Interest expense	6	—
Foreign exchange contracts	(19)	—	Interest expense	3	—
Total	$(34)	$26		$10	$5
*	For the three and six months ended September 30, 2024, the Company recognized a gain of $5 million and $9 million, respectively, in interest expense on components excluded from the assessment of the hedge effectiveness for net investment hedges. There were no net investment hedges in the three and six months ended September 30, 2023.

For the three and six months ended September 30, 2024 and 2023, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended September 30:	Line Item	2024	2023
Foreign exchange contracts	Other expense	$31	$(36)
Total		$31	$(36)

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Six months ended September 30:	Line Item	2024	2023
Foreign exchange contracts	Other expense	$3	$(53)
Total		$3	$(53)

Notes to Consolidated Financial Statements (continued)

NOTE 8. ACQUISITIONS AND DIVESTITURES

Acquisition of Skytap

In April 2024, the Company completed the acquisition of Skytap, Inc. (“Skytap”), a leading specialized workload services provider, by acquiring all outstanding equity interests of Skytap in exchange for cash consideration. The acquisition of Skytap was accounted for as a business combination in accordance with ASC 805, Business Combinations. Our financial statements for the three and six months ended September 30, 2024 reflect the assets, liabilities, operating results and cash flows of Skytap, commencing from the acquisition date. The Company acquired Skytap for cash consideration of approximately $46 million, net of cash acquired of $4 million. Costs associated with this acquisition were approximately $2 million and are expensed as incurred within transaction-related costs within the accompanying Consolidated Income Statement. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s Consolidated Financial Statements.

The acquisition of Skytap expands the Company’s hybrid cloud services portfolio. The purchase price allocation resulted in approximately $43 million in intangible assets, primarily consisting of $13 million in completed technologies and $30 million in customer relationships with estimated useful lives of five and eight years, respectively, assets transferred of $27 million (inclusive of cash acquired of $4 million), liabilities assumed of $29 million, and goodwill of $10 million, primarily attributable to synergies expected to arise from this acquisition. We do not expect the goodwill to be deductible for income tax purposes.

During the quarter ended September 30, 2024, the Company made immaterial adjustments to the preliminary purchase price allocation impacting the valuation of goodwill and assets transferred. The purchase price allocation for this acquisition is preliminary, and there may be further changes in the allocation of consideration to assets acquired and liabilities assumed, including intangible assets and goodwill, for up to twelve months from the acquisition date.

Disposal of the Securities Industry Services (“SIS”) Business

In the three months ended June 30, 2024, the Company entered into a definitive agreement to sell its transaction processing platform for the securities brokerage industry services in Canada (which is a component of the Company’s Principal Markets segment), known as “SIS”, for approximately $185 million in cash.

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

The Company classified the assets and liabilities related to SIS as held for sale in the three months ended June 30, 2024 within “Prepaid expenses and other current assets” and “Other accrued expenses and liabilities” on the Consolidated Balance Sheet. This disposition is not accounted for as discontinued operations as it does not meet the relevant criteria. The carrying value of the net assets being sold is not material.

Notes to Consolidated Financial Statements (continued)

NOTE 9. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At September 30, 2024			At March 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$187	$(53)	$133	$172	$(48)	$125
Customer relationships*	125	(51)	74	152	(96)	56
Completed technology	13	(1)	12	—	—	—
Patents and trademarks*	16	(8)	7	14	(6)	8
Total	$340	$(114)	$227	$339	$(150)	$188

* Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $38 million during the six months ended September 30, 2024, primarily due to intangible assets acquired as part of the acquisition of Skytap and capitalized software added during the period, partially offset by amortization. The aggregate intangible asset amortization expense was $17 million and $36 million for the three and six months ended September 30, 2024, compared to $16 million and $27 million for the three and six months ended September 30, 2023, respectively. This included amortization of capitalized software of $7 million and $19 million for the three and six months ended September 30, 2024, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows. During the three and six months ended September 30, 2024, respectively, the Company retired approximately $75 million of fully amortized intangible assets, primarily related to customer relationships.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2024:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2025 (remaining six months)	$21	$11	$1	$2	$35
2026	41	22	3	3	69
2027	41	19	3	3	66
2028	17	5	3	—	25
2029	11	5	3	—	19
Thereafter	2	11	—	—	13

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the six months ended September 30, 2024 were as follows:

			Foreign Currency
(Dollars in millions)	Balance at	Acquisitions and	Translation		Balance at
Segment	March 31, 2024	(Divestitures)*	Adjustments	Reallocation	September 30, 2024
United States	$—	$10	$—	$—	$10
Japan	488	—	3	—	491
Principal Markets	141	(28)	—	(23)	90
Strategic Markets	176	—	—	23	198
Total	$805	$(18)	$2	$—	$790
*	These amounts represent the goodwill acquired as part of the purchase of Skytap, in addition to the allocation of goodwill to assets held for sale related to the divestiture of the SIS business using the relative fair value approach. See Note 8 – Acquisitions and Divestitures for additional details.

As discussed in Note 4 – Segments, Kyndryl’s operations in Australia/New Zealand transitioned from the Principal Markets segment to the Strategic Markets segment in the quarter ended June 30, 2024. As a result, the Company reallocated the goodwill associated with Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. The Company also performed a qualitative impairment test immediately before and after the change in reporting units and determined that it is not more likely than not that the fair value of the reporting units is less than their carrying amounts, including goodwill. Accordingly, the Company concluded that the goodwill related to those reporting units was not impaired.

There were no goodwill impairment losses recorded for the six months ended September 30, 2024 and 2023. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

Notes to Consolidated Financial Statements (continued)

NOTE 10. BORROWINGS

Debt

The following table presents the components of our debt:

			September 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2024	2024
Commercial loan agreement	3.00%	July 2026	$54	$68
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35% *	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations	5.67% **	2024-2030	306	291
			$3,260	$3,259
Less: Unamortized discount			4	5
Less: Unamortized debt issuance costs			15	16
Less: Current portion of long-term debt			135	126
Total long-term debt			$3,106	$3,112
*	Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

** Weighted-average discount rate.

Contractual obligations of long-term debt outstanding at September 30, 2024, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2025 (remaining six months)	$14
2026	29
2027	710
2028	—
2029	500
Thereafter	1,700
Total	$2,954
*	Contractual obligations approximate scheduled repayments.

As of September 30, 2024, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments, but the maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2024 and March 31, 2024 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the six months ended September 30, 2024, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

Notes to Consolidated Financial Statements (continued)

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

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. IBM and Kyndryl have commenced arbitration proceedings related to certain of these matters. Certain of these matters have recently been concluded, resulting in a credit recorded in Cost of services in the six months ended September 30, 2024, while others are in preliminary stages. Kyndryl intends to vigorously pursue its interests and defenses in these matters, including asserting its own claims in arbitration if necessary.

Notes to Consolidated Financial Statements (continued)

NOTE 12. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and six months ended September 30, 2024 and 2023:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended September 30, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$151	$—	$151
Unrealized gains (losses) on net investment hedges	(42)	—	(42)
Total foreign currency translation adjustments	$109	$—	$109
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(14)	$4	$(9)
Reclassification of (gains) losses to net income	—	—	—
Total unrealized gains (losses) on cash flow hedges	$(14)	$4	$(10)
Retirement-related benefit plans – amortization of net (gains) losses*	$4	$(1)	$3
Other comprehensive income	$99	$3	$102

For the three months ended September 30, 2023:
Foreign currency translation adjustments	$(109)	$—	$(109)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$11	$(4)	$7
Reclassification of (gains) losses to net income	(4)	1	(3)
Total unrealized gains (losses) on cash flow hedges	$7	$(3)	$4
Retirement-related benefit plans – amortization of net (gains) losses*	$1	$—	$1
Other comprehensive income (loss)	$(101)	$(3)	$(105)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 13 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the six months ended September 30, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$88	$—	$88
Unrealized gains (losses) on net investment hedges	(28)	—	(28)
Total foreign currency translation adjustments	$60	$—	$60
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(15)	$4	$(11)
Reclassification of (gains) losses to net income	—	—	—
Total unrealized gains (losses) on cash flow hedges	$(15)	$4	$(12)
Retirement-related benefit plans – amortization of net (gains) losses*	$8	$(2)	$6
Other comprehensive income	$53	$1	$54

For the six months ended September 30, 2023:
Foreign currency translation adjustments	$(125)	$—	$(125)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$26	$(5)	$21
Reclassification of (gains) losses to net income	(5)	1	(4)
Total unrealized gains (losses) on cash flow hedges	$21	$(4)	$17
Retirement-related benefit plans – amortization of net (gains) losses*	$4	$(1)	$3
Other comprehensive income (loss)	$(100)	$(5)	$(104)

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 13 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
July 1, 2024	$(1)	$(1,016)	$(175)	$(1,192)
Other comprehensive income (loss)	(10)	109	3	102
September 30, 2024	$(11)	$(907)	$(172)	$(1,090)

July 1, 2023	$13	$(936)	$(140)	$(1,062)
Other comprehensive income (loss)	4	(109)	1	(105)
September 30, 2023	$17	$(1,045)	$(139)	$(1,167)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	(12)	60	6	54
September 30, 2024	$(11)	$(907)	$(172)	$(1,090)

April 1, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	17	(125)	3	(104)
September 30, 2023	$17	$(1,045)	$(139)	$(1,167)

*	Foreign currency translation adjustments are presented gross.

NOTE 13. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and six months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$9	$9	$18	$19
Interest cost*	13	15	27	29
Expected return on plan assets*	(15)	(16)	(30)	(30)
Amortization of prior service costs (credits)*	—	—	1	1
Curtailments and settlements*	1	—	1	—
Recognized actuarial losses (gains)*	4	1	8	3
Net periodic pension cost	$12	$9	$24	$21

* These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

Notes to Consolidated Financial Statements (continued)

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the six months ended September 30, 2024, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which we expect to continue through the end of the 2025 fiscal year. These actions resulted in workforce rebalancing charges, and charges related to ceasing to use leased and owned fixed assets (collectively, the “Fiscal 2025 Program”). We expect the total charges to be incurred related to the Fiscal 2025 Program to be approximately $140 million, consisting of $100 million in workforce rebalancing charges and $40 million in charges related to ceasing to use leased and owned fixed assets. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

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

The following table presents the segment breakout of charges incurred during the three and six months ended September 30, 2024 and 2023.

	Three Months Ended		Six Months Ended		Costs Incurred to Date
	September 30,		September 30,		Fiscal 2025	Fiscal 2024
(Dollars in millions)	2024	2023	2024	2023	Program	Program
United States	$21	$3	$41	$15	$42	$41
Japan	2	—	3	2	3	4
Principal Markets(1)	9	18	14	38	12	141
Strategic Markets(1)	17	17	36	49	39	109
Sub-total	$49	$39	$94	$104	$97	$294
Corporate and other	—	—	—	3	—	13
Total charges	$49	$39	$94	$107	$97	$307
(1)	Kyndryl’s operations in Australia/New Zealand transitioned from Principal Markets to Strategic Markets in the quarter ended June 30, 2024; historical segment information has been recast to reflect this change.

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three and six months ended September 30, 2024 and 2023.

	Three Months Ended		Six Months Ended		Costs Incurred to Date
	September 30,		September 30,		Fiscal 2025	Fiscal 2024
(Dollars in millions)	2024	2023	2024	2023	Program	Program
Cost of services	$10	$(3)	$18	$(3)	$18	$94
Selling, general and administrative expenses	—	3	2	13	2	25
Workforce rebalancing charges	39	39	74	97	77	187
Total charges	$49	$39	$94	$107	$97	$307

Notes to Consolidated Financial Statements (continued)

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the six months ended September 30, 2024.

		Liabilities
	Workforce	Related to
	Rebalancing	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Total
Fiscal 2024 Program
Balance at March 31, 2024	$28	$—	$28
Charges	—	—	—
Cash payments	(25)	—	(25)
Non-cash adjustments	(3)	—	(3)
Balance at September 30, 2024	$—	$—	$—

Fiscal 2025 Program
Balance at March 31, 2024	$—	$—	$—
Charges	78	20	97
Cash payments	(54)	—	(54)
Non-cash adjustments	—	(20)	(20)
Balance at September 30, 2024	$23	$—	$23
*	The Fiscal 2024 Program excludes workforce rebalancing liabilities inherited from our former Parent of $29 million as of March 31, 2024. Current-year movement excludes cash payments of $7 million and ending balance of $22 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

NOTE 15. SUBSEQUENT EVENT

The Company completed the sale of the SIS business described in Note 8 – Acquisitions and Divestitures in November 2024. The accounting for the divestiture, including the calculation of the expected gain, has not yet been completed.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024

Overview

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$3,774	$4,073	$7,513	$8,266
Revenue growth (GAAP)	(7)%	(3)%	(9)%	(2)%
Revenue growth in constant currency(1)	(7)%	(5)%	(8)%	(3)%
Net income (loss)	$(43)	$(142)	$(32)	$(283)
Adjusted EBITDA(1)	$557	$574	$1,113	$1,186

(1)   Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results.”

	September 30,	March 31,
(Dollars in millions)	2024	2024
Assets	$10,396	$10,590
Liabilities	9,224	9,468
Equity	1,172	1,122

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

Financial Performance Summary

Macro Dynamics

In fiscal year 2025, we have seen continuing demand for information technology services, despite concerns about economic growth and geopolitical tensions. Most economists, including the International Monetary Fund, expect positive macroeconomic growth to continue in calendar years 2024 and 2025.

Financial Performance

For the three months ended September 30, 2024, we reported $3.8 billion in revenue, a decline of 7 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. United States revenue declined 13 percent, Japan revenue increased 6 percent, Principal Markets revenue declined 4 percent and Strategic Markets revenue decreased 12 percent, in each case compared to the three months ended September 30, 2023. Net loss of $43 million improved by $99 million versus the prior-year period driven by a combination of lower depreciation expenses resulting from the change of useful life of information technology equipment effective April 1, 2024 (a net year-over-year benefit of $50 million), lower transaction-related costs, and progress on our key initiatives to drive operating efficiencies and increased margins, partially offset by increased software costs.

Management Discussion (continued)

For the six months ended September 30, 2024, we reported $7.5 billion in revenue, a decline of 9 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as currency effects. United States revenue declined 14 percent, Japan revenue was unchanged (but increased in constant currency), Principal Markets revenue declined 5 percent and Strategic Markets revenue decreased 14 percent, in each case compared to the six months ended September 30, 2023. Net loss of $32 million improved by $251 million versus the prior-year period driven by a combination of lower depreciation expenses resulting from the change of useful life of information technology equipment effective April 1, 2024 (a net year-over-year benefit of $110 million), lower transaction-related costs, progress on our key initiatives to drive operating efficiencies and increased margins, and a vendor credit, partially offset by increased software costs.

Segment Results

The Company made a minor change to its geographic reportable segments effective June 1, 2024 to reflect how the Company manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. All historical segment information has been recast to reflect this change. The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and six months ended September 30, 2024 and 2023. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended September 30,		Year-over-Year Change	Six Months Ended September 30,		Year-over-Year Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenue
United States	$960	$1,108	(13)%	$1,946	$2,272	(14)%
Japan	604	569	6%	1,174	1,180	(0)%
Principal Markets	1,318	1,376	(4)%	2,633	2,768	(5)%
Strategic Markets	892	1,019	(12)%	1,761	2,046	(14)%
Total revenue	$3,774	$4,073	(7)%	$7,513	$8,266	(9)%
Revenue growth in constant currency(1)	(7)%	(5)%		(8)%	(3)%
Adjusted EBITDA(1)
United States	$159	$176	(10)%	$292	$412	(29)%
Japan	94	84	12%	177	184	(4)%
Principal Markets	187	169	10%	428	320	34%
Strategic Markets	138	166	(17)%	258	315	(18)%
Corporate and other(2)	(22)	(21)	NM	(42)	(45)	NM
Total adjusted EBITDA(1)	$557	$574	(3)%	$1,113	$1,186	(6)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Management Discussion (continued)

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

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net income (loss)	$(43)	$(142)	$(32)	$(283)
Provision for income taxes	38	33	91	65
Interest expense	25	31	52	61
Depreciation of property, equipment and capitalized software	150	220	276	431
Amortization expense	347	313	664	646
Workforce rebalancing charges incurred prior to March 31, 2024	—	39	—	97
Charges related to ceasing to use leased/fixed assets and lease terminations	10	—	20	10
Transaction-related costs	—	48	21	89
Stock-based compensation expense	25	25	49	48
Other adjustments*	5	7	(27)	23
Adjusted EBITDA (non-GAAP)	$557	$574	$1,113	$1,186
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the three and six months ended September 30, 2023, other adjustments also include an adjustment to reduce amortization expense for the amount already included in transaction-related costs above.

United States

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$960	$1,108	$1,946	$2,272
Revenue year-over-year change	(13)%	(4)%	(14)%	(2)%
Adjusted EBITDA	$159	$176	$292	$412
Adjusted EBITDA year-over-year change	(10)%		(29)%

For the three months ended September 30, 2024, United States revenue of $960 million decreased 13 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA decreased

Management Discussion (continued)

$17 million from the prior-year quarter, primarily driven by the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

For the six months ended September 30, 2024, United States revenue of $1.9 billion decreased 14 percent compared to the prior-year period, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA decreased $120 million from the prior-year period, primarily driven by lower revenue and the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

Japan

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$604	$569	$1,174	$1,180
Revenue year-over-year change	6%	(7)%	(0)%	(6)%
Revenue growth in constant currency	9%	(3)%	7%	(1)%
Adjusted EBITDA	$94	$84	$177	$184
Adjusted EBITDA year-over-year change	12%		(4)%

For the three months ended September 30, 2024, Japan revenue of $604 million increased 6 percent compared to the prior-year quarter, driven by increased Kyndryl Consult revenue. Adjusted EBITDA increased $10 million from the prior-year quarter, primarily driven by the increase in revenue.

For the six months ended September 30, 2024, Japan revenue of $1.2 billion was unchanged compared to the prior-year period, and increased 7 percent in constant currency. Adjusted EBITDA decreased $7 million from the prior-year period, primarily driven by unfavorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

Principal Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$1,318	$1,376	$2,633	$2,768
Revenue year-over-year change	(4)%	0%	(5)%	0%
Revenue growth in constant currency	(5)%	(5)%	(5)%	(3)%
Adjusted EBITDA	$187	$169	$428	$320
Adjusted EBITDA year-over-year change	10%		34%

For the three months ended September 30, 2024, Principal Markets revenue of $1.3 billion decreased 4 percent compared to the prior-year quarter, driven by actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $18 million from the prior-year quarter, primarily due to increased operating efficiencies and higher margins on recent signings.

For the six months ended September 30, 2024, Principal Markets revenue of $2.6 billion decreased 5 percent compared to the prior-year period, driven by actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $108 million from the prior-year period, primarily due to increased operating efficiencies and higher margins on recent signings, as well as a vendor credit.

Management Discussion (continued)

Strategic Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$892	$1,019	$1,761	$2,046
Revenue year-over-year change	(12)%	(2)%	(14)%	(4)%
Revenue growth in constant currency	(11)%	(8)%	(13)%	(6)%
Adjusted EBITDA	$138	$166	$258	$315
Adjusted EBITDA year-over-year change	(17)%		(18)%

For the three months ended September 30, 2024, Strategic Markets revenue of $892 million decreased 12 percent compared to the prior-year quarter. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA decreased $28 million from the prior-year quarter primarily due to revenue declines and the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

For the six months ended September 30, 2024, Strategic Markets revenue of $1.8 billion decreased 14 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA decreased $57 million from the prior-year period primarily due to revenue declines and the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $22 million in the three months ended September 30, 2024, compared to a loss of $21 million in the three months ended September 30, 2023. Corporate and other had an adjusted EBITDA loss of $42 million in the six months ended September 30, 2024, compared to a loss of $45 million in the six months ended September 30, 2023.

Costs and Expenses

	Three Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$3,774	$4,073	100.0%	100.0%	(7)%
Cost of services	3,024	3,422	80.1%	84.0%	(12)%
Selling, general and administrative expenses	647	634	17.1%	15.6%	2%
Workforce rebalancing charges	39	39	1.0%	1.0%	(1)%
Transaction-related costs	—	48	0.0%	1.2%	(100)%
Interest expense	25	31	0.7%	0.8%	(21)%
Other expense	44	8	1.2%	0.2%	439%
Income (loss) before income taxes	$(5)	$(109)

Cost of services was 80.1% of revenue in the three months ended September 30, 2024, compared to 84.0% in the three months ended September 30, 2023, driven by lower depreciation expenses, increased operating efficiencies and higher margins on recent signings. Selling, general and administrative expenses were 17.1% of revenue in the three months ended September 30, 2024 compared to 15.6% in the prior-year quarter, primarily due to lower revenue. Interest expense was 0.7% of revenue in the three months ended September 30, 2024 compared to 0.8% in the prior-year quarter. Other expense was 1.2% of revenue in the three months ended September 30, 2024 compared to 0.2% in the prior-year quarter, driven by currency-related hedging losses recorded this year.

Management Discussion (continued)

	Six Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$7,513	$8,266	100.0%	100.0%	(9)%
Cost of services	5,958	6,871	79.3%	83.1%	(13)%
Selling, general and administrative expenses	1,304	1,353	17.4%	16.4%	(4)%
Workforce rebalancing charges	74	97	1.0%	1.2%	(23)%
Transaction-related costs	21	89	0.3%	1.1%	(77)%
Interest expense	52	61	0.7%	0.7%	(14)%
Other expense	44	13	0.6%	0.2%	249%
Income (loss) before income taxes	$59	$(218)

Cost of services was 79.3% of revenue in the six months ended September 30, 2024, compared to 83.1% in the six months ended September 30, 2023, driven by lower depreciation expenses, increased operating efficiencies, higher margins on recent signings, and a vendor credit. Selling, general and administrative expenses were 17.4% of revenue in the six months ended September 30, 2024 compared to 16.4% in the prior-year period, driven by lower revenue, partially offset by the release of a legal reserve. Workforce rebalancing charges were 1.0% of revenue in the six months ended September 30, 2024 versus 1.2% of revenue in the prior-year period. Interest expense was 0.7% of revenue in the six months ended September 30, 2024 and 2023. Other expense was 0.6% of revenue in the six months ended September 30, 2024 compared to 0.2% in the prior-year period, driven by currency-related hedging losses recorded this year.

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

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2025 Program

During the six months ended September 30, 2024, management initiated actions to reduce the Company’s overall cost structure and increase our operating efficiency. These actions will result in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. During the three months ended September 30, 2024, the Company recorded $39 million in workforce rebalancing charges and $10 million in charges related to ceasing to use leased and owned fixed assets including lease termination charges. During the six months ended September 30, 2024, the Company recorded $74 million in workforce rebalancing charges and $20 million in charges related to ceasing to use leased and owned fixed assets, including lease termination charges.

Total cash outlays for this program are expected to be $140 million, of which approximately $60 million has been paid through September 30, 2024 and approximately $50 million is expected to be paid through the end of fiscal year 2025, and the remainder thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 14 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Management Discussion (continued)

Fiscal 2024 Program

During the year ended March 31, 2023, management initiated certain actions to reduce the Company’s overall cost structure and increase our operating efficiency, which continued through the year ended March 31, 2024. These actions resulted in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. Workforce rebalancing charges arise from cost-reduction actions to enhance productivity and cost-competitiveness and to rebalance skills that result in payments to the terminated employees. In addition, we identified certain leased and owned assets that were inherited from IBM as a result of the Separation that we determined will no longer provide any economic benefit to Kyndryl. During the three months ended September 30, 2023, the Company recognized $39 million in workforce rebalancing charges. During the six months ended September 30, 2023, the Company recognized $97 million in workforce rebalancing charges and $10 million in charges related to ceasing to use leased and owned fixed assets and lease termination charges.

Total cash outlays for this program were $300 million, of which approximately $250 million has been paid through September 30, 2024 (including approximately $50 million of contractual payments toward leased assets we have ceased to use) and approximately $15 million is expected to be paid in fiscal year 2025. Management estimates that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by approximately $400 million in fiscal year 2025. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended September 30, 2024 was $38 million of expense, compared to $33 million of expense for the three months ended September 30, 2023. Our income tax expense for the three months ended September 30, 2024 and 2023 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The provision for income taxes for the six months ended September 30, 2024 was $91 million of expense, compared to $65 million of expense for the six months ended September 30, 2023. Our income tax expense for the six months ended September 30, 2024 and 2023 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Financial Position

Dynamics

Total assets of $10.4 billion decreased by $194 million (and decreased by $363 million adjusted for currency) from March 31, 2024, primarily driven by: a decrease in cash and cash equivalents of $228 million mainly due to payments for annual license agreements and annual incentives; and a decrease of $158 million in accounts receivable mainly due to lower revenue; partially offset by an increase of $109 million in prepaid expenses and other current assets mainly due to prepayment for software subscriptions and currency effects.

Total liabilities of $9.2 billion decreased by $244 million (and decreased by $375 million adjusted for currency) from March 31, 2024, primarily as a result of: a decrease in accounts payable of $168 million due to lower costs; a decrease in accrued contract costs of $83 million due to lower volumes; and a decrease in accrued compensation and

Management Discussion (continued)

benefits of $71 million due to payments of annual incentives, partially offset by currency effects. Total equity of $1.2 billion increased by $50 million from March 31, 2024, principally due to our comprehensive income in the period.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Six Months Ended September 30,
(Dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$101	$(127)
Investing activities	(241)	(208)
Financing activities	(101)	(80)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	17	(33)
Net change in cash, cash equivalents and restricted cash	$(224)	$(448)

Net cash provided by operating activities was $101 million in the six months ended September 30, 2024, compared to a net cash use of $127 million in the prior-year period mainly due to higher margins.

Net cash used in investing activities was $241 million in the six months ended September 30, 2024, compared to a net cash use of $208 million in the prior-year period due to the acquisition of Skytap.

Net cash used in financing activities totaled $101 million in the six months ended September 30, 2024, compared to net cash used in financing activities of $80 million in the prior-year period.

Other Information

Signings

The following table presents the Company’s signings for the three and six months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in billions)	2024	2023	2024	2023
Total signings	$5.6	$2.4	$8.7	$5.2

Signings increased by $3.2 billion in the three months ended September 30, 2024, or 132%, compared to the prior-year quarter, and signings increased by $3.5 billion in the six months ended September 30, 2024, or 67%, compared to the six months ended September 30, 2023, driven by growth in each of our four operating segments. Management uses signings as a tool to monitor the performance of the business including the business’ ability to attract new customers and sell additional scope into our existing customer base. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Revolving Credit Facility

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. As of September 30, 2024, there has been no drawdown on the Revolving Credit Agreement.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amount. The second agreement was executed in June 2022 with a separate third-party financial institution and renews automatically on its anniversary date, unless either party elects not to extend.

Management Discussion (continued)

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $1.1 billion and $1.9 billion for the three and six months ended September 30, 2024, respectively, and $913 million and $2.1 billion for the three and six months ended September 30, 2023, respectively. The fees associated with the transfers of receivables were $10 million and $20 million for the three and six months ended September 30, 2024, respectively, and $12 million and $28 million for the three and six months ended September 30, 2023, respectively.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program were immaterial at September 30, 2024 and March 31, 2024.

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

Management Discussion (continued)

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the ongoing remediation of the ITGC deficiencies described below.

Remediation

The Company has substantially completed the design and implementation, and has begun testing the operating effectiveness, of controls to address ITGC deficiencies that were previously described in Part II, Item 9A of the Company’s Form 10-K. These controls include but are not limited to (i) implementing and/or formalizing additional controls across our information technology environment, including user access and segregation of duty controls, program development and change management controls, and certain computer operations controls, and (ii) training of relevant personnel on the design and operation of any new or modified ITGCs. The deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

10.1	Fourth Amendment to Amended and Restated Receivable Purchase Agreement, dated July 26, 2024, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. (filed herewith)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	November 7, 2024
		By:	/s/ Vineet Khurana

Vineet Khurana
Senior Vice President and Global Controller (Principal Accounting Officer and Authorized Signatory)