Form 10-Q
period 2024-12-31
Kyndryl Holdings, Inc.
filed 2025-02-06
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of January 30, 2025 was 232,694,503.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$3,744	$3,936	$11,257	$12,202

Cost of services	$2,981	$3,184	$8,939	$10,055
Selling, general and administrative expenses	647	705	1,951	2,059
Workforce rebalancing charges	17	19	92	115
Transaction-related costs (benefits)	(148)	(77)	(128)	12
Interest expense	24	31	77	92
Other expense (income)	(35)	21	9	34
Total costs and expenses	$3,486	$3,883	$10,940	$12,367

Income (loss) before income taxes	$258	$53	$317	$(165)
Provision for income taxes	$43	$65	$134	$131
Net income (loss)	$215	$(12)	$183	$(295)

Basic earnings (loss) per share	$0.93	$(0.05)	$0.79	$(1.29)
Diluted earnings (loss) per share	$0.89	$(0.05)	$0.77	$(1.29)

Weighted-average basic shares outstanding	232.2	229.6	231.5	228.9
Weighted-average diluted shares outstanding	240.7	229.6	238.3	228.9

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$215	$(12)	$183	$(295)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(248)	183	(159)	58
Unrealized gains (losses) on net investment hedges	55	—	26	—
Total foreign currency translation adjustments	(193)	183	(133)	58
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(4)	(5)	(19)	21
Reclassification of (gains) losses to net income	9	(12)	9	(17)
Total unrealized gains (losses) on cash flow hedges	5	(17)	(10)	4
Retirement-related benefit plans:
Net gains (losses) arising during the period	8	—	8	—
Curtailments and settlements	1	—	1	—
Amortization of prior service (credits) costs	—	—	—	1
Amortization of net (gains) losses	4	(1)	12	2
Total retirement-related benefit plans	13	(1)	21	3
Other comprehensive income (loss), before tax	(175)	166	(122)	66
Income tax (expense) benefit related to items of other comprehensive income (loss)	(5)	6	(4)	1
Other comprehensive income (loss), net of tax	(180)	171	(126)	67
Total comprehensive income (loss)	$35	$160	$58	$(228)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	December 31,	March 31,
	2024	2024
Assets:
Current assets:
Cash and cash equivalents	$1,501	$1,553
Restricted cash	5	1
Accounts receivable (net of allowances for credit losses of $13 at December 31, 2024 and $22 at March 31, 2024)	1,374	1,599
Deferred costs (current portion)	889	1,081
Prepaid expenses and other current assets	529	514
Total current assets	$4,297	$4,747

Property and equipment, net	$2,490	$2,674
Operating right-of-use assets, net	702	864
Deferred costs (noncurrent portion)	1,033	920
Deferred taxes	184	220
Goodwill	787	805
Intangible assets, net	219	188
Pension assets	130	105
Other noncurrent assets	85	67
Total assets	$9,925	$10,590

Liabilities:
Current liabilities:
Accounts payable	$1,147	$1,408
Value-added tax and income tax liabilities	259	327
Current portion of long-term debt	129	126
Accrued compensation and benefits	492	609
Deferred income (current portion)	782	825
Operating lease liabilities (current portion)	259	285
Accrued contract costs	361	487
Other accrued expenses and liabilities	506	521
Total current liabilities	$3,935	$4,589

Long-term debt	$3,072	$3,112
Retirement and nonpension postretirement benefit obligations	475	500
Deferred income (noncurrent portion)	328	314
Operating lease liabilities (noncurrent portion)	492	622
Other noncurrent liabilities	419	332
Total liabilities	$8,721	$9,468
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: December 31, 2024 – 237.2, March 31, 2024 – 233.7)	$4,607	$4,524
Accumulated deficit	(2,136)	(2,319)
Treasury stock, at cost (shares: December 31, 2024 – 5.4, March 31, 2024 – 3.3)	(107)	(45)
Accumulated other comprehensive income (loss)	(1,270)	(1,145)
Total stockholders’ equity before non-controlling interests	$1,094	$1,015
Non-controlling interests	110	107
Total equity	$1,204	$1,122
Total liabilities and equity	$9,925	$10,590

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$183	$(295)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	471	639
Depreciation of right-of-use assets	220	251
Amortization of transition costs and prepaid software	974	946
Amortization of capitalized contract costs	314	418
Amortization of acquisition-related intangible assets	23	23
Stock-based compensation	78	72
Deferred taxes	22	55
Net (gain) loss on asset sales and other	(108)	(6)
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,273)	(1,023)
Right-of-use assets and liabilities (excluding depreciation)	(212)	(269)
Workforce rebalancing liabilities	(22)	(28)
Receivables	177	(13)
Accounts payable	(265)	(339)
Taxes	(39)	(33)
Other assets and other liabilities	(183)	(90)
Net cash provided by operating activities	$361	$309

Cash flows from investing activities:
Capital expenditures	$(365)	$(449)
Proceeds from disposition of property and equipment	70	134
Acquisitions and divestitures, net of cash acquired	137	—
Other investing activities, net	(42)	(35)
Net cash used in investing activities	$(199)	$(350)

Cash flows from financing activities:
Debt repayments	$(108)	$(103)
Common stock repurchases	(30)	—
Common stock repurchases for tax withholdings	(32)	(19)
Other financing activities, net	(2)	(1)
Net cash used in financing activities	$(172)	$(123)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(39)	$(5)
Net change in cash, cash equivalents and restricted cash	$(49)	$(169)

Cash, cash equivalents and restricted cash at beginning of period	$1,554	$1,860
Cash, cash equivalents and restricted cash at end of period	$1,505	$1,691

Supplemental data
Income taxes paid, net of refunds received	$123	$140
Interest paid on debt	$100	$108

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2024	232.2	$4,575	$(1,090)	$(69)	$(2,351)	$107	$1,172
Net income (loss)					215		215
Other comprehensive income (loss), net of tax			(180)				(180)
Activity related to employee stock plans	0.7	32					32
Purchases of treasury stock	(1.1)			(38)			(38)
Changes in non-controlling interests						3	3
Equity – December 31, 2024	231.8	$4,607	$(1,270)	$(107)	$(2,136)	$110	$1,204

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2023	229.5	$4,476	$(1,167)	$(35)	$(2,262)	$100	$1,113
Net income (loss)					(12)		(12)
Other comprehensive income (loss), net of tax			171				171
Activity related to employee stock plans	1.1	25					25
Purchases of treasury stock	(0.5)			(7)			(7)
Changes in non-controlling interests						4	4
Equity – December 31, 2023	230.0	$4,501	$(995)	$(42)	$(2,274)	$104	$1,293

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income (loss)					183		183
Other comprehensive income (loss), net of tax			(126)				` (126)
Activity related to employee stock plans	3.5	83					83
Purchases of treasury stock	(2.1)			(62)			(62)
Changes in non-controlling interests						3	3
Equity – December 31, 2024	231.8	$4,607	$(1,270)	$(107)	$(2,136)	$110	$1,204

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(295)		(295)
Other comprehensive income (loss), net of tax			67				67
Activity related to employee stock plans	3.7	72					72
Purchases of treasury stock	(1.4)			(19)			(19)
Changes in non-controlling interests						7	7
Equity – December 31, 2023	230.0	$4,501	$(995)	$(42)	$(2,274)	$104	$1,293

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

Change in Accounting Estimate

In March 2024, the Company completed its assessment of the useful lives of its information technology equipment. Based on our usage experience and data analysis, the Company determined it should increase the estimated useful lives of its information technology equipment from five to six years. This change in accounting estimate became effective on April 1, 2024. Based on the carrying amount of information technology equipment included in property and equipment, net as of March 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and an improvement of income before income taxes of approximately $40 million, or $0.18 before income taxes per basic and diluted share, for the three months ended December 31, 2024 and approximately $150 million, or $0.67 before

Notes to Consolidated Financial Statements (continued)

income taxes per basic share and $0.65 before income taxes per diluted share for the nine months ended December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which is intended to improve the usefulness of expense information contained in public entity income statements through the disaggregation of relevant expense captions in the notes to the financial statements. The guidance should be applied prospectively, effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

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

At December 31, 2024, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $32.4 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 37 percent in the subsequent three years, and the balance thereafter.

During the three and nine months ended December 31, 2024, revenue was increased by $22 million and $32 million, respectively, and during the three and nine months ended December 31, 2023, revenue was increased by $12 million and $24 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates on contracts with cost-to-cost measures of progress.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	December 31,	March 31,
(Dollars in millions)	2024	2024
Accounts receivable (net of allowances for credit losses of $13 at December 31, 2024 and $22 at March 31, 2024) *	$1,374	$1,599
Contract assets **	52	30
Deferred income (current)	782	825
Deferred income (noncurrent)	328	314
*	Including unbilled receivable balances of $371 million at December 31, 2024 and $377 million at March 31, 2024.
**

Contract assets represent goods or services delivered by the Company, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and nine months ended December 31, 2024 that was included within the deferred income balance at the beginning of the period was $338 million and $661 million, respectively. The amount of revenue recognized during the three and nine months ended December 31, 2023 that was included within the deferred income balance at the beginning of the period was $221 million and $501 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the nine months ended December 31, 2024 and 2023.

	Nine Months Ended December 31,
(Dollars in millions)	2024	2023
Beginning balance	$22	$32
Additions (releases)	(6)	2
Write-offs	(1)	(6)
Other *	(2)	(4)
Ending balance	$13	$24
*	Primarily represents translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and nine months ended December 31, 2024 and 2023. Other than receivables due from our former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of December 31, 2024 or March 31, 2024.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at December 31, 2024 and March 31, 2024:

	December 31,	March 31,
(Dollars in millions)	2024	2024
Deferred transition costs	$679	$753
Prepaid software costs	757	770
Capitalized costs to fulfill contracts	210	212
Capitalized costs to obtain contracts	277	265
Total deferred costs *	$1,922	$2,000
*	Of the total deferred costs, $889 million was current and $1,033 million was noncurrent at December 31, 2024, and $1,081 million was current and $920 million was noncurrent at March 31, 2024.

The amount of total deferred costs amortized for the three months ended December 31, 2024 was $436 million, composed of $72 million of amortization of deferred transition costs, $255 million of amortization of prepaid software and $109 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the nine months ended December 31, 2024 was $1,288 million, composed of $219 million of amortization of deferred transition costs, $754 million of amortization of prepaid software and $314 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended December 31, 2023 was $452 million, composed of $87 million of amortization of deferred transition costs, $227 million of amortization of prepaid software and $138 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the nine months ended December 31, 2023 was $1,364 million, composed of $259 million of amortization of deferred transition costs, $686 million of amortization of prepaid software and $418 million of amortization of capitalized contract costs.

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

Notes to Consolidated Financial Statements (continued)

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

The following table reflects the results of the Company’s segments:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Revenue
United States	$961	$1,032	$2,907	$3,305
Japan	579	581	1,753	1,761
Principal Markets	1,300	1,361	3,933	4,128
Strategic Markets	904	962	2,664	3,009
Total revenue	$3,744	$3,936	$11,257	$12,202
Segment adjusted EBITDA
United States	$204	$194	$496	$607
Japan	111	94	288	278
Principal Markets	226	191	655	511
Strategic Markets	187	161	445	476
Total segment adjusted EBITDA	$728	$640	$1,884	$1,872

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Segment adjusted EBITDA	$728	$640	$1,884	$1,872
Workforce rebalancing charges incurred prior to March 31, 2024	—	(19)	—	(115)
Charges related to ceasing to use leased/fixed assets and lease terminations	(9)	(14)	(29)	(24)
Transaction-related (costs) benefits	148	77	128	(12)
Stock-based compensation expense	(29)	(25)	(78)	(72)
Interest expense	(24)	(31)	(77)	(92)
Depreciation of property, equipment and capitalized software	(195)	(207)	(471)	(639)
Amortization expense	(333)	(322)	(997)	(968)
Corporate expense not allocated to the segments	(24)	(25)	(66)	(71)
Other adjustments*	(4)	(21)	23	(42)
Pretax income (loss)	$258	$53	$317	$(165)
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the three and nine months ended December 31, 2023, other adjustments also include an adjustment to reduce amortization expense for the amount already included in transaction-related (costs) benefits above.

Notes to Consolidated Financial Statements (continued)

NOTE 5. TAXES

For the three months ended December 31, 2024, the Company’s effective tax rate was 16.7%, compared to 122.6% for the three months ended December 31, 2023. For the nine months ended December 31, 2024, the Company’s effective tax rate was 42.2%, compared to (79.3%) for the nine months ended December 31, 2023. The Company’s negative effective tax rate for the nine months ended December 31, 2023 reflects a tax expense on a pretax book loss in that period.

The Company’s effective tax rate for the three months ended December 31, 2024 was lower than the Company’s statutory tax rate because the tax expense associated with the SIS divestiture (see Note 8 – Acquisitions and Divestitures) was below the statutory rate. The Company’s effective tax rate for the nine months ended December 31, 2024 and the three months ended December 31, 2023 was higher than the Company’s statutory tax rate, and its negative effective tax rate for the nine months ended December 31, 2023 was lower than the Company’s statutory tax rate, primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

NOTE 6. EARNINGS (LOSS) PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2024	2023	2024	2023
Net income (loss) on which basic and diluted earnings per share is calculated	$215	$(12)	$183	$(295)

Number of shares on which basic earnings (loss) per share is calculated	232.2	229.6	231.5	228.9
Dilutive effect of stock options and equity awards	8.5	—	6.8	—
Number of shares on which diluted earnings (loss) per share is calculated	240.7	229.6	238.3	228.9

Basic earnings (loss) per share	$0.93	$(0.05)	$0.79	$(1.29)
Diluted earnings (loss) per share	0.89	(0.05)	0.77	(1.29)

For the three and nine months ended December 31, 2023, the number of shares on which basic and diluted earnings (loss) per share is calculated was the same as a result of the net loss incurred in the period. The following securities were not included in the computation of diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2024	2023	2024	2023
Nonvested restricted stock units	—	9.1	0.8	9.0
Nonvested performance-conditioned stock units	3.9	3.5	4.5	2.6
Nonvested market-conditioned stock units	—	3.6	0.9	2.6
Stock options issued and outstanding	—	2.9	—	3.6
Total	3.9	19.1	6.2	17.8

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and nine months ended December 31, 2024 and 2023.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2024 and March 31, 2024:

	Fair Value
	Hierarchy	At December 31, 2024			At March 31, 2024
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$24	$9	$14	$2	$1	$1
Cross-currency swap contracts	2	13	10	2	1	11	(9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	9	24	(14)	2	6	(4)
Total		$46	$43	$3	$5	$18	$(13)

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within other accrued expenses and liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at December 31, 2024 and March 31, 2024. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at December 31, 2024 and March 31, 2024 were $787 million and $828 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 10 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion as of December 31, 2024 and March 31, 2024, with an estimated fair value of $2.7 billion as of December 31, 2024 and $2.6 billion as of March 31, 2024.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $760 million and $2.6 billion for the three and nine months ended December 31, 2024, respectively, and $846 million and $2.9 billion for the three and nine months ended December 31, 2023, respectively. The fees associated with the transfers of receivables were $8 million and $28 million for the three and nine months ended December 31, 2024, respectively, and $11 million and $39 million for the three and nine months ended December 31, 2023, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At December 31, 2024			At March 31, 2024
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$350	$—	$350	$281	$—	$281
Net investment hedges	507	500	1,007	—	500	500
Derivatives not designated as hedging instruments	$1,707	$—	$1,707	$1,624	$—	$1,624

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

The maximum remaining length of time over which the Company hedged its exposure is approximately one year. At December 31, 2024 and March 31, 2024, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At December 31, 2024 and March 31, 2024, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized losses of $8 million and unrealized gains of $2 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $8 million (before taxes) of net deferred losses on derivatives in AOCI at December 31, 2024 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

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

The maximum remaining length of time over which the Company has hedged its exposure is approximately nine years. At December 31, 2024 and March 31, 2024, the weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately five years and ten years, respectively. At December 31, 2024 and March 31, 2024, the Company had unrealized gains of $16 million and unrealized losses of $11 million (each before taxes), respectively, in AOCI related to net investment hedges.

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

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income
Three months ended December 31:	2024	2023	Line Item	2024	2023
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(4)	$(5)	Cost of services	$(9)	$12
Derivative instruments in net investment hedges*:
Cross-currency swaps	17	—	Interest expense	4	—
Foreign exchange contracts	43	—	Interest expense	3	—
Total	$57	$(5)		$(3)	$12

	Unrealized Gain (Loss)		Consolidated	Gain (Loss)
(Dollars in millions)	Recognized in OCI		Income Statement	Reclassified from AOCI
Nine months ended December 31:	2024	2023	Line Item	2024	2023
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(19)	$21	Cost of services	$(9)	$17
Derivative instruments in net investment hedges*:
Cross-currency swaps	18	—	Interest expense	9	—
Foreign exchange contracts	24	—	Interest expense	6	—
Total	$23	$21		$6	$17
*	For the three and nine months ended December 31, 2024, the Company recognized a gain of $6 million and $16 million, respectively, in interest expense on components excluded from the assessment of the hedge effectiveness for net investment hedges. There were no net investment hedges in the three and nine months ended December 31, 2023.

For the three and nine months ended December 31, 2024 and 2023, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended December 31:	Line Item	2024	2023
Foreign exchange contracts	Other expense (income)	$(54)	$36
Total		$(54)	$36

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Nine months ended December 31:	Line Item	2024	2023
Foreign exchange contracts	Other expense (income)	$(51)	$(17)
Total		$(51)	$(17)

Notes to Consolidated Financial Statements (continued)

NOTE 8. ACQUISITIONS AND DIVESTITURES

Acquisition of Skytap

In April 2024, the Company completed the acquisition of Skytap, Inc. (“Skytap”), a leading specialized workload services provider, by acquiring all outstanding equity interests of Skytap in exchange for cash consideration. The acquisition of Skytap was accounted for as a business combination in accordance with ASC 805, Business Combinations. Our financial statements for the three and nine months ended December 31, 2024 reflect the assets, liabilities, operating results and cash flows of Skytap, commencing from the acquisition date. The Company acquired Skytap for cash consideration of approximately $46 million, net of cash acquired of $4 million. Costs associated with this acquisition were approximately $2 million and are expensed as incurred within transaction-related costs within the accompanying Consolidated Income Statement. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s Consolidated Financial Statements.

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

Since the completion of the acquisition, the Company has made immaterial adjustments to the preliminary purchase price allocation impacting the valuation of goodwill and assets transferred. The purchase price allocation for this acquisition is preliminary, and there may be further changes in the allocation of consideration to assets acquired and liabilities assumed, including intangible assets and goodwill, for up to twelve months from the acquisition date.

Disposal of the Securities Industry Services (“SIS”) Business

In the three months ended June 30, 2024, the Company entered into a definitive agreement to sell its transaction processing platform for the securities brokerage industry services in Canada (which is a component of the Company’s Principal Markets segment), known as “SIS”, for approximately $185 million in cash.

During the three months ended December 31, 2024, the Company completed the sale of the SIS business. In connection with the sale, the Company recognized a $145 million pretax gain, which was recorded within transaction-related costs (benefits) on the Consolidated Income Statement. This disposition is not accounted for as discontinued operations as it does not meet the relevant criteria. The carrying value of the net assets sold was not material.

Notes to Consolidated Financial Statements (continued)

NOTE 9. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At December 31, 2024			At March 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$201	$(65)	$137	$172	$(48)	$125
Customer relationships*	116	(52)	65	152	(96)	56
Completed technology	13	(2)	11	—	—	—
Patents and trademarks*	14	(8)	6	14	(6)	8
Total	$345	$(127)	$219	$339	$(150)	$188

* Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $30 million during the nine months ended December 31, 2024, primarily due to intangible assets acquired as part of the acquisition of Skytap and capitalized software added during the period, partially offset by amortization. The aggregate intangible asset amortization expense was $18 million and $54 million for the three and nine months ended December 31, 2024, compared to $17 million and $44 million for the three and nine months ended December 31, 2023, respectively. This included amortization of capitalized software of $11 million and $30 million for the three and nine months ended December 31, 2024, which was reported in depreciation of property, equipment and capitalized software on the Consolidated Statement of Cash Flows. During the nine months ended December 31, 2024, the Company retired approximately $75 million of fully amortized intangible assets, primarily related to customer relationships.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at December 31, 2024:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2025 (remaining three months)	$11	$5	$1	$1	$18
2026	44	21	3	3	70
2027	44	18	3	2	67
2028	20	5	3	—	27
2029	14	5	3	—	21
Thereafter	3	11	—	—	15

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the nine months ended December 31, 2024 were as follows:

			Foreign Currency
(Dollars in millions)	Balance at	Acquisitions and	Translation		Balance at
Segment	March 31, 2024	(Divestitures)*	Adjustments	Reallocation	December 31, 2024
United States	$—	$10	$—	$—	$10
Japan	488	—	(2)	—	486
Principal Markets	141	(27)	—	(23)	92
Strategic Markets	176	—	—	23	198
Total	$805	$(16)	$(2)	$—	$787
*	These amounts represent the goodwill acquired as part of the purchase of Skytap and the removal of goodwill related to the divestiture of the SIS business using the relative fair value approach. See Note 8 – Acquisitions and Divestitures for additional details.

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

There were no goodwill impairment losses recorded for the nine months ended December 31, 2024 and 2023. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

Notes to Consolidated Financial Statements (continued)

NOTE 10. BORROWINGS

Debt

The following table presents the components of our debt:

			December 31,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2024	2024
Commercial loan agreement	3.00%	July 2026	$47	$68
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35% *	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations	5.76% **	2024-2030	273	291
			$3,220	$3,259
Less: Unamortized discount			4	5
Less: Unamortized debt issuance costs			15	16
Less: Current portion of long-term debt			129	126
Total long-term debt			$3,072	$3,112
*	Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

** Weighted-average discount rate.

Contractual obligations of long-term debt outstanding at December 31, 2024, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2025 (remaining three months)	$7
2026	29
2027	710
2028	—
2029	500
Thereafter	1,700
Total	$2,947
*	Contractual obligations approximate scheduled repayments.

As of December 31, 2024, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments, but the maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at December 31, 2024 and March 31, 2024 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the nine months ended December 31, 2024, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. Over the course of this fiscal year, Kyndryl and IBM have resolved most of these matters, including those in arbitration proceedings, with certain of these matters resulting in a credit recorded in cost of services in the three months ended June 30, 2024, and other matters being resolved during the period largely in line with the Company’s accruals with no net cash outlays by Kyndryl required.

Notes to Consolidated Financial Statements (continued)

NOTE 12. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and nine months ended December 31, 2024 and 2023:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended December 31, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(248)	$—	$(248)
Unrealized gains (losses) on net investment hedges	55	—	55
Total foreign currency translation adjustments	$(193)	$—	$(193)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$(3)	$(7)
Reclassification of (gains) losses to net income	9	—	9
Total unrealized gains (losses) on cash flow hedges	$5	$(3)	$2
Retirement-related benefit plans*:
Net gains (losses) arising during the period	$8	$—	$8
Curtailments and settlements	1	—	—
Amortization of prior service (credits) costs	4	(1)	3
Total retirement-related benefit plans	$13	$(2)	$11
Other comprehensive income	$(175)	$(5)	$(180)

For the three months ended December 31, 2023:
Foreign currency translation adjustments	$183	$—	$183
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(5)	$4	$—
Reclassification of (gains) losses to net income	(12)	—	(12)
Total unrealized gains (losses) on cash flow hedges	$(17)	$4	$(12)
Retirement-related benefit plans*:
Amortization of prior service (credits) costs	$—	$(1)	$(1)
Amortization of net (gains) losses	(1)	3	2
Total retirement-related benefit plans	$(1)	$2	$1
Other comprehensive income (loss)	$166	$6	$171

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 13 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the nine months ended December 31, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(159)	$—	$(159)
Unrealized gains (losses) on net investment hedges	26	—	26
Total foreign currency translation adjustments	$(133)	$—	$(133)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(19)	$—	$(19)
Reclassification of (gains) losses to net income	9	—	9
Total unrealized gains (losses) on cash flow hedges	$(10)	$—	$(9)
Retirement-related benefit plans*:
Net gains (losses) arising during the period	$8	$—	$8
Curtailments and settlements	1	—	—
Amortization of net (gains) losses	12	(3)	8
Total retirement-related benefit plans	$21	$(4)	$16
Other comprehensive income	$(122)	$(4)	$(126)

For the nine months ended December 31, 2023:
Foreign currency translation adjustments	$58	$—	$58
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$21	$1	$22
Reclassification of (gains) losses to net income	(17)	—	(17)
Total unrealized gains (losses) on cash flow hedges	$4	$1	$5
Retirement-related benefit plans*:
Amortization of prior service (credits) costs	$1	$(1)	$(1)
Amortization of net (gains) losses	2	2	4
Total retirement-related benefit plans	$3	$1	$4
Other comprehensive income (loss)	$66	$1	$67

*	These AOCI components are included in the computation of net periodic benefit cost. Refer to Note 13 – Retirement-Related Benefits for additional information.

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
October 1, 2024	$(11)	$(907)	$(172)	$(1,090)
Other comprehensive income (loss)	2	(193)	11	(180)
December 31, 2024	$(9)	$(1,100)	$(161)	$(1,270)

October 1, 2023	$17	$(1,045)	$(139)	$(1,167)
Other comprehensive income (loss)	(12)	183	1	171
December 31, 2023	$5	$(862)	$(138)	$(995)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	(9)	(133)	16	(126)
December 31, 2024	$(9)	$(1,100)	$(161)	$(1,270)

April 1, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	5	58	4	67
December 31, 2023	$5	$(862)	$(138)	$(995)

*	Foreign currency translation adjustments are presented gross.

Share Repurchase Program

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time in open market transactions and may also repurchase shares in accelerated share buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 trading plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended December 31, 2024, the Company repurchased 0.9 million shares of its common stock at an aggregate cost of $30 million under the Share Repurchase Program.

Notes to Consolidated Financial Statements (continued)

NOTE 13. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$9	$10	$26	$28
Interest cost*	13	14	40	43
Expected return on plan assets*	(15)	(15)	(44)	(46)
Amortization of prior service costs (credits)*	—	—	1	1
Recognized actuarial losses (gains)*	4	1	12	3
Curtailments and settlements*	(2)	3	(1)	3
Net periodic pension cost	$9	$14	$33	$33

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

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the nine months ended December 31, 2024, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which we expect to continue through the end of the 2025 fiscal year. These actions resulted in workforce rebalancing charges and charges related to ceasing to use leased and owned fixed assets (collectively, the “Fiscal 2025 Program”). We expect the total charges to be incurred related to the Fiscal 2025 Program to be approximately $140 million, consisting of $100 million in workforce rebalancing charges and $40 million in charges related to ceasing to use leased and owned fixed assets. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

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

Notes to Consolidated Financial Statements (continued)

The following table presents the segment breakout of charges incurred during the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended		Costs Incurred to Date
	December 31,		December 31,		Fiscal 2025	Fiscal 2024
(Dollars in millions)	2024	2023	2024	2023	Program	Program
United States	$18	$13	$59	$28	$59	$43
Japan	1	—	4	2	4	4
Principal Markets(1)	4	12	18	51	18	139
Strategic Markets(1)	4	7	40	56	40	112
Sub-total	$26	$33	$120	$137	$120	$297
Corporate and other	—	—	—	3	—	13
Total charges	$26	$33	$120	$140	$120	$310
(1)	Kyndryl’s operations in Australia/New Zealand transitioned from Principal Markets to Strategic Markets in the quarter ended June 30, 2024; historical segment information has been recast to reflect this change.

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended		Nine Months Ended		Costs Incurred to Date
	December 31,		December 31,		Fiscal 2025	Fiscal 2024
(Dollars in millions)	2024	2023	2024	2023	Program	Program
Cost of services	$9	$14	$27	$11	$27	$94
Selling, general and administrative expenses	—	1	2	14	2	25
Workforce rebalancing charges	17	19	92	115	92	190
Total charges	$26	$33	$120	$140	$120	$310

Notes to Consolidated Financial Statements (continued)

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the nine months ended December 31, 2024.

		Liabilities
	Workforce	Related to
	Rebalancing	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Total
Fiscal 2024 Program
Balance at March 31, 2024	$28	$—	$28
Charges	—	—	—
Cash payments	(25)	—	(25)
Non-cash adjustments	(3)	—	(3)
Balance at December 31, 2024	$—	$—	$—

Fiscal 2025 Program	—	—	—
Balance at March 31, 2024	$—	$—	$—
Charges	92	29	120
Cash payments	(79)	—	(79)
Non-cash adjustments	4	(29)	(25)
Balance at December 31, 2024	$17	$—	$17
*	The Fiscal 2024 Program excludes workforce rebalancing liabilities inherited from our former Parent of $29 million as of March 31, 2024. Current-year movement excludes cash payments of $12 million, non-cash adjustment for $2 million and ending balance of $19 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024

Overview

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$3,744	$3,936	$11,257	$12,202
Revenue growth (GAAP)	(5)%	(9)%	(8)%	(4)%
Revenue growth in constant currency(1)	(3)%	(10)%	(6)%	(5)%
Net income (loss)	$215	$(12)	$183	$(295)
Adjusted EBITDA(1)	$704	$615	$1,818	$1,801

(1)   Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results.”

	December 31,	March 31,
(Dollars in millions)	2024	2024
Assets	$9,925	$10,590
Liabilities	8,721	9,468
Equity	1,204	1,122

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

Financial Performance Summary

Macro Dynamics

In fiscal year 2025, we have seen continuing demand for information technology services, despite concerns about economic growth and geopolitical tensions. Most economists, including the International Monetary Fund, expect positive macroeconomic growth to continue in calendar year 2025.

Financial Performance

For the three months ended December 31, 2024, we reported $3.7 billion in revenue, a decline of 5 percent compared to the prior-year period. Roughly half of the decline was due to currency movements, and the remainder was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as the divestiture of the Company’s SIS platform in Canada, which was completed during the three months ended December 31, 2024. United States revenue declined 7 percent, Japan revenue was unchanged (but increased in constant currency), Principal Markets revenue declined 4 percent and Strategic Markets revenue declined 6 percent, in each case compared to the three months ended December 31, 2023. Net income of $215 million improved by $227 million versus the prior-year period driven by a $138 million after-tax gain from the sale of our SIS business (classified as a transaction-related benefit) and progress on our key initiatives to drive operating efficiencies and increased margins,

Management Discussion (continued)

partially offset by increased software costs and the impact in the prior year of an agreement that allowed us to collect previously reserved receivables from our former Parent (classified as a transaction-related benefit).

For the nine months ended December 31, 2024, we reported $11.3 billion in revenue, a decline of 8 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as currency effects. United States revenue declined 12 percent, Japan revenue was unchanged (but increased in constant currency), Principal Markets revenue declined 5 percent and Strategic Markets revenue decreased 11 percent, in each case compared to the nine months ended December 31, 2023. Net income of $183 million improved by $478 million versus the prior-year period driven by a combination of lower depreciation expenses resulting from the change of useful life of information technology equipment effective April 1, 2024 (a year-over-year benefit of $150 million, before taxes), a $138 million after-tax gain from the sale of our SIS business, progress on our key initiatives to drive operating efficiencies and increased margins, and a vendor credit, partially offset by increased software costs.

Segment Results

The Company made a minor change to its geographic reportable segments effective June 1, 2024 to reflect how the Company manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. All historical segment information has been recast to reflect this change. The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and nine months ended December 31, 2024 and 2023. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended December 31,		Year-over-Year Change	Nine Months Ended December 31,		Year-over-Year Change
(Dollars in millions)	2024	2023	2024 vs. 2023	2024	2023	2024 vs. 2023
Revenue
United States	$961	$1,032	(7)%	$2,907	$3,305	(12)%
Japan	579	581	(0)%	1,753	1,761	(0)%
Principal Markets	1,300	1,361	(4)%	3,933	4,128	(5)%
Strategic Markets	904	962	(6)%	2,664	3,009	(11)%
Total revenue	$3,744	$3,936	(5)%	$11,257	$12,202	(8)%
Revenue growth in constant currency(1)	(3)%	(10)%		(6)%	(5)%
Adjusted EBITDA(1)
United States	$204	$194	5%	$496	$607	(18)%
Japan	111	94	18%	288	278	3%
Principal Markets	226	191	19%	655	511	28%
Strategic Markets	187	161	16%	445	476	(7)%
Corporate and other(2)	(24)	(25)	NM	(66)	(71)	NM
Total adjusted EBITDA(1)	$704	$615	15%	$1,818	$1,801	1%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Management Discussion (continued)

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

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Net income (loss)	$215	$(12)	$183	$(295)
Provision for income taxes	43	65	134	131
Interest expense	24	31	77	92
Depreciation of property, equipment and capitalized software	195	207	471	639
Amortization expense	333	322	997	968
Workforce rebalancing charges incurred prior to March 31, 2024	—	19	—	115
Charges related to ceasing to use leased/fixed assets and lease terminations	9	14	29	24
Transaction-related costs (benefits)	(148)	(77)	(128)	12
Stock-based compensation expense	29	25	78	72
Other adjustments*	4	21	(23)	42
Adjusted EBITDA (non-GAAP)	$704	$615	$1,818	$1,801
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the three and nine months ended December 31, 2023, other adjustments also include an adjustment to reduce amortization expense for the amount already included in transaction-related costs (benefits) above.

Management Discussion (continued)

United States

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$961	$1,032	$2,907	$3,305
Revenue year-over-year change	(7)%	(18)%	(12)%	(8)%
Adjusted EBITDA	$204	$194	$496	$607
Adjusted EBITDA year-over-year change	5%		(18)%

For the three months ended December 31, 2024, United States revenue of $961 million decreased 7 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA increased $10 million from the prior-year quarter, primarily driven by progress on our key initiatives.

For the nine months ended December 31, 2024, United States revenue of $2.9 billion decreased 12 percent compared to the prior-year period, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA decreased $111 million from the prior-year period, primarily driven by lower revenue and the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

Japan

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$579	$581	$1,753	$1,761
Revenue year-over-year change	(0)%	(4)%	(0)%	(5)%
Revenue growth in constant currency	3%	0%	6%	0%
Adjusted EBITDA	$111	$94	$288	$278
Adjusted EBITDA year-over-year change	18%		3%

For the three months ended December 31, 2024, Japan revenue of $579 million was unchanged compared to the prior-year quarter and increased 3 percent in constant currency, primarily driven by expanding the scope of services we provide to our customers. Adjusted EBITDA increased $17 million from the prior-year quarter, primarily driven by progress on our key initiatives.

For the nine months ended December 31, 2024, Japan revenue of $1.8 billion was unchanged compared to the prior-year period, and increased 6 percent in constant currency, primarily driven by expanding the scope of services we provide to our customers. Adjusted EBITDA increased $10 million from the prior-year period, primarily driven by progress on our key initiatives.

Principal Markets

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$1,300	$1,361	$3,933	$4,128
Revenue year-over-year change	(4)%	(1)%	(5)%	(1)%
Revenue growth in constant currency	(4)%	(5)%	(5)%	(3)%
Adjusted EBITDA	$226	$191	$655	$511
Adjusted EBITDA year-over-year change	19%		28%

For the three months ended December 31, 2024, Principal Markets revenue of $1.3 billion decreased 4 percent compared to the prior-year quarter, driven by actions the Company has taken to reduce equipment sales and other low-

Management Discussion (continued)

margin components of its customer relationships, as well as the divestiture of its SIS platform in Canada. Adjusted EBITDA increased $35 million from the prior-year quarter, primarily due to increased operating efficiencies and higher margins on recent signings.

For the nine months ended December 31, 2024, Principal Markets revenue of $3.9 billion decreased 5 percent compared to the prior-year period, driven by actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA increased $144 million from the prior-year period, primarily due to increased operating efficiencies and higher margins on recent signings, as well as a vendor credit.

Strategic Markets

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2024	2023	2024	2023
Revenue	$904	$962	$2,664	$3,009
Revenue year-over-year change	(6)%	(9)%	(11)%	(5)%
Revenue growth in constant currency	(3)%	(12)%	(10)%	(8)%
Adjusted EBITDA	$187	$161	$445	$476
Adjusted EBITDA year-over-year change	16%		(7)%

For the three months ended December 31, 2024, Strategic Markets revenue of $904 million decreased 6 percent compared to the prior-year quarter driven by an unfavorable currency exchange rate impact of three points and actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $26 million from the prior-year quarter primarily due to progress on our key initiatives.

For the nine months ended December 31, 2024, Strategic Markets revenue of $2.7 billion decreased 11 percent compared to the prior-year period. The revenue decline was largely attributable to actions the Company has taken to reduce equipment sales and other low-margin components of its customer relationships. Adjusted EBITDA decreased $31 million from the prior-year period, primarily driven by the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $24 million in the three months ended December 31, 2024, compared to a loss of $25 million in the three months ended December 31, 2023. Corporate and other had an adjusted EBITDA loss of $66 million in the nine months ended December 31, 2024, compared to a loss of $71 million in the nine months ended December 31, 2023.

Management Discussion (continued)

Costs and Expenses

	Three Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$3,744	$3,936	100.0%	100.0%	(5)%
Cost of services	2,981	3,184	79.6%	80.9%	(6)%
Selling, general and administrative expenses	647	705	17.3%	17.9%	(8)%
Workforce rebalancing charges	17	19	0.5%	0.5%	(8)%
Transaction-related costs (benefits)	(148)	(77)	(4.0)%	(2.0)%	NM
Interest expense	24	31	0.6%	0.8%	(22)%
Other expense (income)	(35)	21	(0.9)%	0.5%	NM
Income (loss) before income taxes	$258	$53

NM – not meaningful

Cost of services was 79.6% of revenue in the three months ended December 31, 2024, compared to 80.9% in the three months ended December 31, 2023, driven by increased operating efficiencies and higher margins on recent signings. Selling, general and administrative expenses were 17.3% of revenue in the three months ended December 31, 2024, compared to 17.9% of revenue in the prior-year quarter, primarily due to lower enterprise services expenses. Transaction-related costs (benefits) were (4.0)% of revenue in the three months ended December 31, 2024, due to a $145 million pretax gain from the sale of the SIS business, compared to transaction-related costs (benefits) of (2.0)% of revenue in the prior-year quarter, which reflected an agreement that allowed us to collect previously reserved receivables from our former Parent. Interest expense was 0.6% of revenue in the three months ended December 31, 2024 compared to 0.8% in the prior-year quarter. Other expense (income) was (0.9)% of revenue in the three months ended December 31, 2024 compared to 0.5% in the prior-year quarter, driven by currency-related hedging gains recorded this year.

	Nine Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2024	2023	2024	2023	2024 vs. 2023
Revenue	$11,257	$12,202	100.0%	100.0%	(8)%
Cost of services	8,939	10,055	79.4%	82.4%	(11)%
Selling, general and administrative expenses	1,951	2,059	17.3%	16.9%	(5)%
Workforce rebalancing charges	92	115	0.8%	0.9%	(21)%
Transaction-related costs (benefits)	(128)	12	(1.1)%	0.1%	NM
Interest expense	77	92	0.7%	0.8%	(17)%
Other expense	9	34	0.1%	0.3%	(73)%
Income (loss) before income taxes	$317	$(165)

Cost of services was 79.4% of revenue in the nine months ended December 31, 2024, compared to 82.4% in the nine months ended December 31, 2023, driven by lower depreciation expenses, increased operating efficiencies, higher margins on recent signings, and a vendor credit. Selling, general and administrative expenses were 17.3% of revenue in the nine months ended December 31, 2024 compared to 16.9% in the prior-year period, driven by lower revenue. Transaction-related costs (benefits) were (1.1)% of revenue in the nine months ended December 31, 2024, due to a $145 million pretax gain from the sale of the SIS business, compared to transaction-related costs (benefits) of 0.1% of revenue in the nine months ended December 31, 2023. Interest expense was 0.7% of revenue in the nine months ended December 31, 2024 compared to 0.8% in the prior-year period.

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures as “transaction-related costs (benefits)” in the Consolidated Income Statement. Transaction-related costs include gains or losses associated with divestitures, employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs required, pre-Separation

Management Discussion (continued)

and post-Separation, to prepare for and execute the Separation, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration.

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2025 Program

During the nine months ended December 31, 2024, management initiated actions to reduce the Company’s overall cost structure and increase our operating efficiency. These actions will result in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. During the three months ended December 31, 2024, the Company recorded $17 million in workforce rebalancing charges and $9 million in charges related to ceasing to use leased and owned fixed assets, including lease termination charges. During the nine months ended December 31, 2024, the Company recorded $92 million in workforce rebalancing charges and $29 million in charges related to ceasing to use leased and owned fixed assets, including lease termination charges.

Total cash outlays for this program are expected to be $140 million, of which approximately $80 million has been paid through December 31, 2024 and approximately $20 million is expected to be paid through the end of fiscal year 2025, and the remainder thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

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

Total cash outlays for this program are expected to be $300 million, of which approximately $260 million has been paid through December 31, 2024 (including approximately $60 million of contractual payments toward leased assets we have ceased to use) and approximately $10 million is expected to be paid in fiscal year 2025. Management estimated that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by approximately $400 million in fiscal year 2025. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended December 31, 2024 was $43 million of expense, compared to $65 million of expense for the three months ended December 31, 2023. Our income tax expense for the

Management Discussion (continued)

three months ended December 31, 2024 and 2023 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The provision for income taxes for the nine months ended December 31, 2024 was $134 million of expense, compared to $131 million of expense for the nine months ended December 31, 2023. Our income tax expense for the nine months ended December 31, 2024 and 2023 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Financial Position

Dynamics

Total assets of $9.9 billion decreased by $665 million (and decreased by $372 million adjusted for currency) from March 31, 2024, primarily driven by: a decrease of $225 million in accounts receivable mainly due to lower revenue; a decrease in property and equipment, net, of $185 million due to asset dispositions and effects from currency; and a reduction in operating right-of-use assets, net, of $162 million due to amortization outpacing additions.

Total liabilities of $8.7 billion decreased by $747 million (and decreased by $553 million adjusted for currency) from March 31, 2024, primarily as a result of: a decrease in accounts payable of $262 million due to lower costs; a decrease in operating lease liabilities of $155 million due to a reduction in right-of-use assets; a decrease in accrued contract costs of $126 million due to lower volumes; and a decrease in accrued compensation and benefits of $116 million due to payments of annual incentives. Total equity of $1.2 billion increased by $82 million from March 31, 2024, principally due to our net income in the period.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Nine Months Ended December 31,
(Dollars in millions)	2024	2023
Net cash provided by (used in):
Operating activities	$361	$309
Investing activities	(199)	(350)
Financing activities	(172)	(123)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39)	(5)
Net change in cash, cash equivalents and restricted cash	$(49)	$(169)

Net cash provided by operating activities was $361 million in the nine months ended December 31, 2024, compared net cash provided by operating activities of $309 million in the prior-year period, mainly due to higher margins.

Net cash used in investing activities was $199 million in the nine months ended December 31, 2024, compared to a net cash use of $350 million in the prior-year period, due to the sale of the SIS business partially offset by the acquisition of Skytap.

Management Discussion (continued)

Net cash used in financing activities totaled $172 million in the nine months ended December 31, 2024, compared to net cash used in financing activities of $123 million in the prior-year period, mainly due to share repurchases of $30 million under the Company’s Share Repurchase Program.

Other Information

Signings

The following table presents the Company’s signings for the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in billions)	2024	2023	2024	2023
Total signings	$4.1	$3.7	$12.7	$8.9

Signings increased by $362 million in the three months ended December 31, 2024, or 10%, compared to the prior-year quarter, and signings increased by $3.8 billion in the nine months ended December 31, 2024, or 43%, compared to the nine months ended December 31, 2023, driven by growth in our United States, Japan and Strategic Markets operating segments. Management uses signings as a tool to monitor the performance of the business including the business’ ability to attract new customers and sell additional scope into our existing customer base. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Management Discussion (continued)

The Initial Notes and the 2034 Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner.

Revolving Credit Facility

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. As of December 31, 2024, there has been no drawdown on the Revolving Credit Agreement.

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

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $760 million and $2.6 billion for the three and nine months ended December 31, 2024, respectively, and $846 million and $2.9 billion for the three and nine months ended December 31, 2023, respectively. The fees associated with the transfers of receivables were $8 million and $28 million for the three and nine months ended December 31, 2024, respectively, and $11 million and $39 million for the three and nine months ended December 31, 2023, respectively.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program were immaterial at December 31, 2024 and March 31, 2024.

Management Discussion (continued)

Share Repurchase Program

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time in open market transactions and may also repurchase shares in accelerated share buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 trading plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended December 31, 2024, the Company repurchased 0.9 million shares of its common stock at an aggregate cost of $30 million under the Share Repurchase Program.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “contemplate,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	failure to meet growth and productivity objectives;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, political, public health and other conditions;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;

Management Discussion (continued)

●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;
●	risks relating to non-compliance with legal and regulatory requirements;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations;
●	risks related to the Company’s Spin-off;
●	risks related to deficiencies identified in our information technology controls; and
●	risks related to the Company’s common stock and the securities market.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the ongoing remediation of the ITGC deficiencies described below.

Remediation

The Company has designed, implemented and substantially completed testing controls to address ITGC deficiencies that were previously described in Part II, Item 9A of the Company’s Form 10-K. These controls include but are not limited to (i) additional controls across, and additional documentation of, our information technology environment, including user access and segregation of duty controls, program development and change management controls, and certain computer operations controls, and (ii) training of relevant personnel on the design and operation of the new or modified ITGCs. The deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

A summary of our common stock repurchases during the three months ended December 31, 2024 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
November 1 - 30	86,970	$34.50	86,970	$297
December 1 - 31	772,249	34.97	772,249	270
Total	859,219		859,219
(a)	All shares were repurchased in open market transactions pursuant to the $300 million Share Repurchase Program authorized by our Board of Directors and publicly announced on November 21, 2024. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Stock Repurchase Program in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2024, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	February 6, 2025
		By:	/s/ Vineet Khurana

Vineet Khurana
Senior Vice President and Global Controller (Principal Accounting Officer and Authorized Signatory)