Form 10-K
period 2025-03-31
Kyndryl Holdings, Inc.
filed 2025-05-30
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended March 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.3 billion, based on the closing price on September 30, 2024, the last day of business of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 23, 2025 was 229,944,566.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

Our Company

Kyndryl Holdings, Inc. (“we,” “Kyndryl” or the “Company”) is a leading provider of mission-critical enterprise technology services offering advisory, implementation and managed service capabilities to thousands of customers in more than 60 countries. As the world’s largest IT infrastructure services provider, the Company designs, builds, manages and modernizes the complex information systems that the world depends on every day. We have a long track record of helping enterprises navigate major technological changes, particularly by enabling our customers to focus on the core aspects of their businesses during these shifts while trusting us with their most critical systems. Our purpose is to design, build and manage secure and responsive private, public and multi-cloud environments to serve our customers’ needs and accelerate their digital transformations.

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

To deliver these services, we rely on our team of tens of thousands of skilled practitioners. Since our large and diversified customer base operates in multiple industries and geographies, we utilize a flexible labor and delivery model with a balanced mix of global and local talent as needed to meet customer-specific needs, regulatory requirements and data protection and labor laws. Our employees leverage their deep engineering expertise and extensive experience operating complex and heterogeneous technology environments to drive service quality, intellectual property development and our long-term trusted customer relationships.

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

Our approach has enabled us to reach significant scale, with $15.1 billion in revenue in fiscal year 2025, which ended March 31, 2025. We are focused on driving revenue growth with sustainable margins by extending our leadership in the markets in which we operate while investing in our capabilities and expanding our high-value, next-generation services consistent with customer needs.

Kyndryl’s Spin-off

In November 2021, our former parent company, International Business Machines Corporation (“IBM” or “former Parent”) effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit of its Global Technology Services segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders. On November 3, 2021, the Separation was achieved through the former Parent’s pro rata distribution of 80.1% of the shares of common stock of Kyndryl to holders of the former Parent’s common stock as of the close of business on the record date of October 25, 2021. Kyndryl’s stock began trading as an independent company on November 4, 2021, and IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off.

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

Our Services

We provide advisory, implementation and managed services in and across a range of technology domains to help our customers manage and modernize enterprise IT environments in support of their business and transformation objectives. Our services are differentiated based on our expertise, quality of service, innovation, and intellectual property and data around IT patterns across customers in the following domains:

●	Cloud Services: We design, build and provide managed services for our customers’ multi-cloud environments. We apply a mix of skilled practitioners, intelligent automation and modern service management principles of Site Reliability Engineering, AI for IT operations (“AIOps”), Infrastructure as Code and DevOps. We help enterprises optimize their use of hyperscale cloud providers in a unified environment, seamlessly integrating services delivered by independent software vendors (“ISVs”), large public cloud providers, internal platforms and other technologies.
●	Core Enterprise & zCloud Services: We establish and operate modern technology infrastructure on behalf of enterprise customers to enable their current and future growth and profitability objectives, whether they want to modernize their existing infrastructure, integrate their existing infrastructure with hyperscale cloud providers, or migrate to a new platform. We support a range of enterprise architectures, including mainframe environments, distributed computing, enterprise networks and storage environments.
●	Application, Data & AI Services: We provide end-to-end enterprise data services, including data transformation, data architecture and management, data governance and compliance and data migration. We support chief digital officers, chief information officers (“CIOs”) and chief technology officers (“CTOs”) in governing the vast quantities of enterprise data across internal and external sources to drive their digital strategies, transactions and business objectives and to enable the implementation of AI and generative AI tools, while maintaining security, ethical standards and compliance with country-specific data protection regulations. We provide services to design, build, manage and automate the IT environments for enterprise applications as they migrate to the cloud. Our services help CIOs and CTOs unlock the full value of leading third-party enterprise resource planning systems (e.g., Oracle and SAP) and packaged applications through the use of AI and software-defined technologies.
●	Digital Workplace Services: Our digital workplace services provide the technology infrastructure, mobility, security and access solutions to support a global workforce that is constantly evolving. Our services include enterprise mobility solutions that provide users with the ability to work seamlessly across environments and locations.
●	Security & Resiliency Services: We provide comprehensive enterprise cybersecurity services for chief information security officers (“CISOs”) and chief risk officers, including insights, protection, detection, response and recovery to support the security of our customers’ hybrid IT estates, data and operations. Concurrently, we provide resiliency services that include a mix of business continuity planning and cloud-based disaster recovery capabilities (composed of experts, digital tools, automation and failover environments). These services allow our customers to operate without issue or disruption in response to attacks, outages, natural disasters and geopolitical events.
●	Network & Edge Services: We provide network and edge services to help customers meet their technological and commercial requirements for connectivity and compute across their digital environments. Our strategy and assessment services help evaluate customers’ network needs for their multi-cloud environments, while our network transformation and managed services allow customers to realize benefits of the latest software-defined network technologies and wireless technologies. We deliver these services with a proprietary framework and architecture coupled with proof of concepts to then implement and manage enterprise networks with the appropriate economics.

Our advisory and implementation services are branded as “Kyndryl Consult” and span all six of the practices described above. In the area of AI and generative AI, we both (i) apply AI and machine learning to deliver services through our Kyndryl Bridge operating platform and (ii) enable our customers to deploy AI and generative AI solutions through our data architecture, data governance, network, security, applications and AI services.

Our Competitive Strengths

We are the largest IT infrastructure services provider in the world. We are a recognized leader in many of the services we provide. We are known for our technology integration and modernization expertise – advising, designing, building and managing complex technology environments. Our global, high-quality service delivery is underpinned by experienced and highly-trained practitioners who deliver our capabilities to our customers on a daily basis. Importantly, we are committed to maintaining our culture of customer service excellence – especially in times of crisis, from pandemics to natural disasters, cyber-attacks and power outages. Given our unique capabilities, scale, intellectual property and engineering talent, we are positioned to partner with enterprises for their future across a range of technologies, use cases and business strategies to help them maximize the return on their technology investments and digital transformations.

Our competitive strengths stem from our intellectual property and data around IT patterns, our employees’ experience and knowledge, our mission-critical expertise and our broad ecosystem of partners:

●	We are a leader in technology services. We are the largest provider of IT infrastructure services and are recognized by research analysts as a leader in key service areas. Through our delivery capabilities, AI that augments our people and underpins our Kyndryl Bridge operating platform, and scale, we provide mission-critical services to a diversified customer base. We possess significant experience in virtually all industries, gained through collaboration with customers over 30 years designing, building and managing operating environments for their IT systems. Our highly skilled workforce provides the expertise (e.g., approximately 40,000 hyperscale cloud provider certifications) to securely and reliably handle many of the most complex issues. We also have unique intellectual property applicable to IT environments, including our substantial patent portfolio.
●	We consistently deliver performance and reliability for complex environments. Our expert practitioners and talented engineers provide services through modern ways of working, such as Agile and DevSecOps. Together with our customers and partners, we co-create solutions to complex real-world business problems, leveraging Kyndryl Vital, our design-led co-creation experience. Additionally, our unique intellectual property and industry-leading technology platforms utilize contemporary approaches to IT operations to provide reliable and efficient solutions for each customer’s operating model. These capabilities allow us to execute with secure and compliant operating and delivery models at scale, driving high-quality performance and customer satisfaction. We realize high-quality performance across thousands of service-level agreements and consistently achieve top-tier customer satisfaction and advocacy.
●	We deliver insights at scale, supported by unique automation capabilities, end-to-end orchestration of processes and application of AI. Our ability to deliver superior outcomes for customers is driven by our capacity to leverage our data around IT patterns and insights, derived from multiple technology environments across customer engagements. We apply machine learning, combined with our practitioner expertise, to derive unique insights used to service customers, enhance our offerings and produce our next-generation services. For example, we are a recognized leader in the use of automation and operational AI in the delivery of our services, executing more than 180 million automated actions per month in the IT environments we manage, which enables greater quality and efficiency for us and our customers. We leverage our operational AI approach and set of technologies, along with intellectual property that we apply and continually evolve to develop predictive actions to prevent issues before they arise.
●	We are a recognized leader in managed services for cloud and on-premises environments and services such as security and resiliency. We offer a range of high-value capabilities including cloud services and security and resiliency services, providing us with a sustainable competitive advantage when helping customers transform their technology environments. Our multi-cloud management capabilities are differentiated by our ability to

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

Our Strategies

Our strategy is centered on our ability to build and enrich trusted relationships with customers and technology partners, differentiating Kyndryl through our proven ability to create and deploy scale-derived intellectual property, provide mission-critical expertise across industries and partner with a broad ecosystem of leading technology providers for contemporary capabilities that best suit customers’ needs. We regularly introduce new capabilities with these technology providers, including strategic relationships with Amazon Web Services, Google Cloud and Microsoft announced since our Spin-off. We have a strong and long-standing foundation developed by governing and managing complex technology environments, including a range of third-party technologies (e.g., Cisco, Dell, Dynatrace, HPE, NVIDIA, Oracle, Palo Alto Networks, Red Hat, Rubrik, SAP, ServiceNow and VMware). Through these alliances, we continue to develop more services to expand the role we play with existing customers and to access new customers and markets.

We have a long track record of running customers’ technology environments, enabling them to focus on other aspects of their businesses. Given the nature of the work we do, we have a unique perspective on the operating paradigms that enable the high-quality technology environments which our customers have come to rely on for their most critical systems. This position enables us to meet customers where they are in their unique digital transformations, work alongside our customers to take them where they want to be and in turn enable them to realize the full, at-scale value of that progression. Underpinning all of this are our intellectual property, mission-critical expertise across industries and a broad ecosystem of technology alliances.

Our focus is centered on the following strategic tenets:

●	Scale insights and intellectual property. We are investing to position ourselves at the forefront of developing and innovating the services and operating paradigms for the evolution and integration of mission-critical technology, further expanding our existing intellectual property in differentiated areas. Our depth of experience implementing and operating complex architectures across technology sets has yielded valuable experience and intellectual property. We have approximately 3,000 patents that relate to various areas of running complex technology environments, including patents related to multi-cloud management, orchestration, integrated monitoring, issue triage and resolution and other areas that enable quality of service. Our mission-critical expertise across all industries, augmented by our automation platforms that draw on our IP and data, is a key differentiator in managing complex technology environments.
●	Diverse ecosystem. As an independent entity, we have embraced a broad ecosystem of strategic partnerships with a wider set of technology and services companies. We are investing in an ecosystem of technology providers and corresponding skill-sets that are increasingly relevant as enterprises digitize and transform their business models, building on our existing base of certifications across many market-leading technologies. In parallel, we are extending our operating, governance and compliance models to this broader set of technologies to integrate and provide end-to-end capabilities for our customers as they digitize and evolve their environments.

●	Digital service models. We are increasingly serving customers through our Kyndryl Bridge platform – an AI-powered open integration platform that leverages Kyndryl’s core strengths, data-driven insights and expertise, to create an uninterrupted path between digital business and the technology that delivers it. We couple our technology governance and capabilities from our ecosystem partners for ease-of-use and scalability, tailored to the needs of specific customer segments.

To execute these strategies, our operating model increasingly reflects that of a flat, fast and focused services company, centered around our customers’ success. We are focused on building and maintaining world-class teams, developing aligned intellectual property and automation, and leveraging our ecosystem of technology alliance partners.

To accelerate our return to profitable growth, we have aggressively executed on our “three-A” initiatives – Alliances, Advanced Delivery and Accounts. Our implementation of these strategic priorities has enhanced the services we provide to our customers and has made significant positive contributions to our financial performance. Our global teams are leveraging our partnerships with leading technology vendors, further strengthening the automation we deploy in delivering our services, and addressing elements of our business with substandard margins as follows:

●	Alliances initiative – Driving signings, certifications and revenues with our new ecosystem partners and capabilities. We leverage our relationships with key hyperscale cloud providers and other leading technology vendors to expand our cloud and other offerings in the market, and the range of technology solutions we can offer to, and implement for, our customers. We maintain business alliances with Amazon Web Services, Cisco, Dell, Dynatrace, Google Cloud, HPE, Microsoft, NVIDIA, Oracle, Palo Alto Networks, Red Hat, Rubrik, SAP, ServiceNow and VMware, among others. We continue to expand the cloud-related capabilities we offer to customers and to hold tens of thousands of hyperscale cloud provider certifications.
●	Advanced Delivery initiative – Transforming service delivery through upskilling and automation. Our expanded use of Kyndryl Bridge, automation and other technology tools allows us to further strengthen the quality of services we deliver to our customers, drive efficiency in our operations, and redeploy professionals in our organization to serve new revenue streams and backfill attrition. Our increased use of automation and AI within our delivery operations helps to reduce costs across the entire organization.
●	Accounts initiative – Addressing elements of our business with substandard margins. We have been working to transform the profitability of certain revenue streams that represent a meaningful portion of our business. For instance, we are frequently expanding the scope of customer relationships by adding higher-value services and leveraging our ecosystem partners’ capabilities. When necessary, we have reduced scope by removing, or not renewing, unprofitable elements of a contract. We are also able to reduce costs by applying our Advanced Delivery tools and processes to replace labor-intensive and/or customized services with automated and/or more standardized solutions. And when managed services contracts with substandard margins are renegotiated and renewed, we seek to adjust pricing and other terms to enhance our margins.

As we evolve as an independent company, we intend to increase our emphasis on top-line revenue growth, both by expanding the scope of services we provide to existing customers and by winning new customers. In addition, we will continue executing on our three-A’s initiatives, growing Kyndryl Consult and optimizing our costs and expenses throughout our business, from service delivery to corporate functions. We will continue to focus on these initiatives to drive profitable growth and enable us to deliver more value to customers and stockholders.

In September 2024, Kyndryl published its latest Corporate Citizenship Report outlining the actions and plans that align our corporate citizenship strategy with our mission. This includes achieving net zero greenhouse gas emissions by 2040 and a 50% reduction in global emissions including our value chain by 2030 aligned with the Science Based Targets initiative.

Beyond our environmental commitments, Kyndryl is focused on building an engaged workforce culture. Our approach to our workplace consists of empowering employees to advance their careers through ongoing training and upskilling. Kyndryl has published its human rights and modern slavery statement and launched the Kyndryl Foundation, which delivers philanthropic grants for community development programs.

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

●	Approximately 44 percent of our revenue is derived from companies in the financial services industry, where we serve hundreds of global, multinational and regional banks, insurance companies, mutual fund complexes, credit card and transaction processors and providers of other financial services.
●	15 percent of our revenue is generated from the industrial sector, which includes some of the largest automotive manufacturers in the world.
●	13 percent of our revenue is generated from healthcare companies and the public sector.
●	13 percent of our revenue is generated from technology, media and telecom companies.
●	15 percent of our revenue is from retail, travel and other companies.

Within these sectors, our revenues are diversified across a broad set of customers. In fiscal year 2025, our five largest customers accounted for approximately 8% of our revenue. The U.S. federal government accounted for less than one-half of one percent of our revenue.

As companies look to modernize their technology estates, they often face a key impediment because of the skills and expertise needed to realize their transformations. This, in part, is brought on by the increasing complexity of enterprise environments, the incorporation of new technologies and the deployment of different operating models. While many companies have strengthened their technology teams, they have also encountered difficulties in sourcing the breadth of expertise needed for their environments and leveraged service providers to address their needs. Companies will benefit from selecting service providers that have greater insight into their environments and needs, which advantages partners like Kyndryl who have industry-leading scale and long-standing customer relationships.

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

Customer-centric account approach. We have dedicated account coverage teams within our global operating structure. The teams leverage our intellectual capital and tools underpinned by insights and proven practices derived from operating at scale. Senior account leaders orchestrate the teams and have end-to-end accountability from sale to delivery for customers. They tailor the full suite of our services to customers’ needs to deliver value and business outcomes across a wide range of technology environments. Account leaders are supported by dedicated, multi-disciplinary technical sales, delivery and consulting teams, as well as by shared services teams, to support an effective and efficient engagement. This account coverage model ensures consistent and reliable delivery of services for our existing relationships over the lifetime of current and renewal contracts. In addition, the model supports the potential expansion of existing relationships based on our deep industry perspective and expertise and knowledge of customers’

unique needs. Finally, this account-based model seeks to build and expand existing relationships with line-of-business buyers, as they have become critical decision makers working alongside our customers.

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

Partnership and alliance ecosystem. We are continuing to enhance and develop strategic partnerships with companies in the ecosystems most relevant to our customers’ digital transformations. This includes building new routes to market across these ecosystems to serve as a multiplier, enabling us to expand business via partners such as public cloud providers, ISVs, technology providers, system integrators, business consulting firms and business services providers. These relationships bring value to our customers through broader access to best-in-class solutions that are tailored for their unique technology environments and digital journeys. We have several key partnerships, including with Amazon Web Services, Cisco, Dell, Dynatrace, Google Cloud, HPE, Microsoft, NVIDIA, Oracle, Palo Alto Networks, Red Hat, Rubrik, SAP, ServiceNow and VMware that accelerate broader market participation, joint solution development and investment in skills and certification enhancements for Kyndryl. We have established dedicated teams to support our key alliance partners and will continue to co-create and co-market with them to deliver value to our mutual customers, driving differentiation in the market with industry-leading technology and Kyndryl services.

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

The basis of competition involves multiple factors, with key elements including quality of service, technical skills and capabilities, industry knowledge and experience, financial value, ability to innovate, intellectual property and methods, contracting flexibility and speed of execution. Long-standing partnerships and knowledge of the customers’ technology environment often enable service providers to better address requirements and future needs. Our decades-long collaboration with customers provides us with the insights to realize distinctive performance that supports their digital transformation. We deliver differentiated value by providing intellectual property derived from insights at scale, deploying mission-critical expertise and leveraging a broad ecosystem – while building and strengthening partnerships to enhance the customer experience.

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

Intellectual Property

We are focused on developing leading-edge ideas and technologies and see innovation as a source of competitive advantage. We remain committed to innovation and the development and maintenance of a focused patent portfolio that is related to our business. A key pillar of our strategy is continuing to invest in knowledge and intellectual property to support extending our services to a broader ecosystem of technology providers, customer challenges and solutions. Our decades of experiences working with our customers has generated operational insights, creating intellectual property that we leverage for the benefit of our customers and deploy at scale. We rely on intellectual property protections in the countries in which we operate, along with contractual restrictions, to establish and protect our offerings and services and other applicable rights. In addition, we license third-party software along with other technologies that are used in the provision of or incorporated into some elements of our services. We possess a significant intellectual property portfolio (including automations, AI models, reference architectures and thought leadership materials), which we believe is important to our success. However, we believe our business as a whole is not materially dependent on any particular intellectual property right or any particular group of patents, trademarks, copyrights or licenses.

Additionally, we own or have rights to various trademarks, logos, service marks and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our products and other proprietary materials.

Human Capital Resources

Employees

As of March 31, 2025, we had approximately 73,000 employees in more than 60 countries. Approximately 90% of our employees work outside the U.S., with workforce hubs in India, Poland, Brazil, Japan, Czechia and Hungary.

Our people advance the vital systems that power human progress and are at the center of designing, building and managing the technology environments that the world depends on every day. Our global workforce is highly skilled, reflective of the work we do for our customers’ digital transformations and in support of their mission-critical operations. Kyndryl professionals bring deep industry and technical expertise along with a passion for continuous learning. Our employees, whom we call Kyndryls, have earned certifications through our learning platform and alliance partners, which provide access to curriculums that span strategic skills, cloud, AI, analytics, design thinking, quantum computing and security.

We support various ways of working and offer accelerated career progression opportunities. We have invested, and will continue to invest, in our teams to be at the heart of technological change for our customers. Our objective is to be both a partner and employer of choice.

Talent, Culture and Employee Engagement

We have built a differentiated, services-based culture – that we call the Kyndryl Way – to attract, retain, develop and engage a highly skilled workforce. At Kyndryl, we aim to be:

●	Restless to power the future; eager to learn and innovate
●	Empathetic role models; serving with trust and transparency
●	Focused on shared success to achieve both business results and key human capital goals – driving a deep analytic understanding of people, technology and customer challenges
●	Fast, agile change leaders with courage to be bold and judgment to manage risk
●	Dedicated to building empowered, engaged and accountable teams

Our business is centered around our people, and our talent strategy revolves around our ability to best serve our customers through ongoing investment in talent and skill development. We attract, develop and retain talent in a competitive and dynamic environment. We are focused on optimizing the employee experience at Kyndryl through:

●	Attracting: Elevating the Kyndryl brand and proactively sourcing talent both internally and externally so that we have the right capabilities, at the right time, in the right place
●	Developing: Providing employees with transparency to understand the skills, capabilities and experiences essential to their growth and their progression over their career by providing access to resources specifically designed to advance market-valued skills and competencies
●	Retaining: Fostering employee engagement by communicating our strategy and building our Kyndryl culture; establishing programs that are focused on rewarding value creation; recognizing performance; responding to feedback collected through regular employee engagement surveys; and driving accountability balanced with workplace flexibility, well-being, continuous learning and an engaged environment

We are committed to building the technical careers of the future and have made investments in training and skills to enable our people to be relevant, experienced and technically positioned to serve our customers on their most complex challenges. Our employee base adds and maintains various technical certifications and accreditations through consistent investment in skill development around emerging technologies and key areas for growth.

Health, Safety and Well-Being

Protecting the health, safety and well-being of our employees is a top priority. We established a global, comprehensive well-being strategy designed to provide programs and benefits that support our employees’ physical, mental, social and financial well-being. We offer comprehensive market-competitive rewards and benefits programs including health benefits, mental health support and employee assistance plans, retirement savings benefits, paid time off and recognition programs, among others. In addition, our experienced Health and Safety team, comprised of medical doctors, nurses, industrial hygiene, safety and workforce health experts, implemented a health and safety management system that monitors our locations for compliance with all local health and safety regulations, minimizes workplace health and safety risks, and provides for safe and healthy workplaces so our employees can do their best work.

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

Executive Officers of the Registrant

Our executive officers as of the date hereof are as follows:

Martin Schroeter.   Mr. Schroeter, 60, was appointed our Chief Executive Officer and Chairman of the Board in 2021. Previously, Mr. Schroeter served in a variety of business line and finance executive positions at IBM, including Senior Vice President of Global Markets from 2018 until 2020, responsible for IBM’s global sales, customer relationships and satisfaction and worldwide geographic operations and overseeing IBM’s marketing and communication functions and building IBM’s brand and reputation globally, and Senior Vice President and Chief Financial Officer from 2014 until 2017, leading IBM’s finance function. Earlier in his career, Mr. Schroeter served as General Manager of IBM global financing, managing a total asset base in excess of $37 billion, and had served numerous roles in Japan, the United States and Australia. Mr. Schroeter received his MBA from Carnegie Mellon University and his undergraduate degree from Temple University.

David Wyshner.   Mr. Wyshner, 58, was appointed our Chief Financial Officer in 2021. From 2020 until his appointment as our Chief Financial Officer, Mr. Wyshner served as the Chief Financial Officer at XPO Logistics, Inc., where he led all financial functions for the global transportation and contract logistics company. Prior to that, Mr. Wyshner served as the Chief Financial Officer at Wyndham Hotels & Resorts, Inc. from 2018 to 2019, and as its senior advisor from 2019 to 2020. He served as Executive Vice President and Chief Financial Officer of Wyndham Worldwide Corporation, from which Wyndham Hotels was spun-off, from 2017 to 2018. From 2006 to 2017, Mr. Wyshner served as the Chief Financial Officer of Avis Budget Group and also served as Avis Budget Group’s president from 2016 to 2017. Mr. Wyshner received his MBA from the Wharton School of the University of Pennsylvania and his BA in applied mathematics from Yale University.

Elly Keinan.    Mr. Keinan, 60, was appointed our Group President in 2021. Since 2020, Mr. Keinan has served as a venture partner at Pitango Venture Capital, focusing on scaling the success of growth stage technology companies, and as an advisor to Sumitomo Corporation. Prior to that, Mr. Keinan served a variety of executive roles at IBM from 1987 to 2020, including General Manager of IBM North America and Chairman of IBM Japan, and held top leadership roles in Latin America and Europe. From 2021 to August 2024, Mr. Keinan served on the board of Ottopia. Mr. Keinan currently serves on the boards of Cellebrite and United Way of New York City. Mr. Keinan received his MBA from the University of Miami Herbert Business School and his Bachelor of Science in Computer Science and Electrical Engineering from Rensselaer Polytechnic Institute.

Maryjo Charbonnier.    Ms. Charbonnier, 55, was appointed our Chief Human Resources Officer in 2021. From 2015 until her appointment, Ms. Charbonnier served as the Chief Human Resources Officer at Wolters Kluwer, where she was responsible for the design and implementation of all human resources strategies, policies and processes. Prior to that, Ms. Charbonnier served as the Chief Human Resources Officer at Broadridge Financial Solutions from 2008 to 2014. From 1995 to 2008, Ms. Charbonnier was an HR executive in a variety of leadership roles at PepsiCo, including Vice President for Talent Sustainability for PepsiCo Foods Americas. Ms. Charbonnier received her MBA from Southern Methodist University and her undergraduate degree from Catholic University.

Edward Sebold.    Mr. Sebold, 60, was appointed our General Counsel and Secretary in 2021. From 2012 until his appointment as our General Counsel, Mr. Sebold served as Assistant General Counsel at IBM, leading several global legal functions at IBM, including teams that worked with services, IBM’s Watson Health, litigation and mergers and acquisitions. Prior to joining IBM in 2012, Mr. Sebold was a partner at Jones Day in the firm’s Cleveland and Houston offices. Mr. Sebold serves on the board of the Pro Bono Partnership. Mr. Sebold received his JD from the University of Michigan and his Bachelor of Arts in economics from John Carroll University.

Vineet Khurana.   Mr. Khurana, 52, was appointed our Corporate Controller in 2021. Since 2020, Mr. Khurana had been serving as Chief Financial Officer of IBM’s Global Business Services unit. Prior to assuming this role, Mr. Khurana was the Chief Financial Officer of IBM Europe from 2018 through 2020 and the Vice President and Chief Financial Officer of IBM United Kingdom and Ireland from 2016 until 2018. Earlier in his IBM tenure, Mr. Khurana held roles of increasing responsibility spanning IBM’s financial strategy and IBM’s Global Financing division.

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

We may not meet our growth and productivity objectives and maintain our capital allocation strategy.

Our goals for profitability and growth rely upon a number of assumptions, including our ability to make successful investments to grow and further develop our business and simplify our operations. The risks and challenges we face in connection with our strategies include expanding our professional services capability, expanding in areas where we currently have a small presence and ensuring that our services remain competitive in a rapidly changing technological environment. We may invest significantly in key strategic areas to drive long-term revenue growth and share gains. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot guarantee that they will ultimately be successful or produce any or all of the long-term benefits that we expect. Additionally, emerging business and delivery models may unfavorably impact demand and profitability for our solutions or services. If we are unable to find, and maintain relationships with, partners to develop cutting-edge innovations in a highly competitive and rapidly evolving environment or are unable to implement and integrate such innovations with sufficient speed and versatility, we could fail in our ongoing efforts to maintain and increase our revenue and profit margins, achieve and sustain our targeted growth rates or improve our market share, operating margins and competitive position generally or in specific markets or services.

Our ability and decisions to return capital to shareholders depend on a variety of factors, including our ability to maintain and increase operating margins, cash flow generated from operations, our cash and investment balances, our net income and our overall liquidity position, as well as our debt balance, potential alternative uses of cash and anticipated future economic conditions and financial results. Failure to carry out our capital allocation strategy may adversely impact shareholders’ perception of our business and the trading price of our common stock.

Competition in the markets in which we operate may adversely impact our results of operations.

Our competitors include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that use labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments. Our competitiveness is based on factors including quality of services, technical skills and capabilities, industry knowledge and experience, financial value, ability to innovate and respond to rapid and continuing changes in technology to serve the evolving needs of our customers, intellectual property and methods, contracting flexibility, and speed of execution. If we are unable to compete based on such factors, our results of operations and business prospects could be harmed.

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

Our business employs a wide variety of products and services from a number of suppliers and partners around the world. Our relationships with them are critical to our ability to provide many of our services and solutions, and our relationships with various alliance partners allow us to enter new markets and take advantage of existing ecosystems built and sustained by our alliance partners. There can be no assurance that we will be able to develop and maintain such relationships, that the products and services will be available on the expected timelines or for anticipated prices, or that the financial terms of our relationships will remain affordable. Among other things, such partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their products or services. If we are not able to maintain, or realize the expected benefits from, our relationships for any reason, we may be less competitive, and our ability to offer attractive services and solutions to address the needs and demands of our customers and our results of operations could be adversely affected. Any performance failure on the part of our critical suppliers or alliance partners, or the discontinuance by such suppliers or alliance partners of technologies or services that we have relied on them to provide for our customers, could impact our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability. Further, changes in the business condition (financial or otherwise) of our suppliers or partners could subject us to losses and affect our ability to bring our offerings to market. Additionally, the failure of our suppliers and partners to deliver products and services in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect our business. Any defective products or inadequate services received from suppliers or partners could reduce the reliability of our services and harm our reputation.

If we are not able to continue addressing and adapting to technological developments and trends that serve customer demands or drive efficiency, our growth plans, market share and financial performance could be negatively affected.

Our growth strategy depends in part on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology, offerings and industry standards to serve the evolving demands and needs of our customers. If we fail to respond and adapt successfully to technology developments and trends and customer demands in a timely or cost-effective manner or fail to effectively leverage new technologies into our services and solutions, or if our competitors or other third parties respond to such challenges more quickly or successfully than we do, the demand for our services and solutions may diminish. We have made and expect to continue to make investments in new technologies, including in AI and generative AI. We sometimes dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in services and solutions the market will accept. The adoption and use of new technologies that are still in their early stages, such as AI and generative AI capabilities, involve significant risks and uncertainties. In addition, investments in technology systems, capabilities, talent and resources may not deliver the benefits or perform as expected, may be replaced or become obsolete more quickly than expected, or may reduce or replace some of our current services and offerings, which could result in operational difficulties or additional costs. If we do not sufficiently invest in new technologies and adapt to industry developments, if we are unable to commercialize them in our services and solutions, evolve, expand and scale them effectively with sufficient speed and versatility, or if we do not make the right strategic investments to respond to these developments and successfully drive innovation, our results of operations and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

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

In addition, much of our future success depends on the continued service, availability and integrity of skilled employees, including technical, sales and staff resources. Skilled and experienced personnel in the areas where we compete often are in high demand, and competition for their talents is often intense. Our inability to attract and retain skilled employees could intensify the adverse impact of a shortage of critical skills necessary to serve our customers, keep pace with the rapid and continuous technological changes in our industry and further our growth strategy, including talent trained in AI, machine learning, software engineering and other market-leading skills and capabilities in new technologies. Changing demographics and labor workforce trends also may result in a shortage of or insufficient knowledge and skills. Further, as global opportunities and industry demand shift, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Any failure to attract, integrate, motivate and retain these employees could harm our business. If we are unable to hire or deploy employees with the needed skillsets or at scale to meet customer demand or if we are unable to adequately equip our employees with the skills needed, our business could be adversely affected and we may not be able to meet key objectives to further our growth strategy. Alternatively, from time to time, as a result of technological developments or changes in demand, we may have more people than we need in certain skill sets, geographies or compensation levels. In such cases, we have, and may in the future, rebalance our workforce, including reducing the rate of new hires and increasing involuntary terminations, which actions could negatively impact employee engagement and retention.

Due to our global presence, our business and operations could be adversely impacted by economic, geopolitical, public health and other conditions.

We are a globally integrated company doing business worldwide. Our results of operations have been and could in the future be affected by unfavorable, volatile or uncertain economic and geopolitical conditions and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies, capital controls and adverse changes in trade relationships among those countries. Further, international trade disputes could create uncertainty. Tariffs, international trade sanctions and other controls on imports or exports resulting from these disputes could affect our ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by us to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters including those that could be related to climate change impacts, or uncertain political climates, international hostilities, geopolitical conflict or any terrorist activities, could adversely affect customer demand, our operations and supply chain, and our ability to source and deliver solutions to our customers. In the current macroeconomic environment, customers continue to balance short-term challenges and opportunities for transformation. While some customers have accelerated their digital transformation and increased their expenditures, the short-term priorities of other customers continue to be focused on operational stability, flexibility and cash preservation, and as such, we may experience some disruptions in transactional performance.

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

Our commercial contracts are typically awarded on a competitive or “sole-source” basis. Our bids are priced upon, among other items, the expected cost to provide the services. We are dependent on our internal forecasts and predictions about our projects and the marketplace, and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from a small portion of our contracts are recognized using the cost-to-cost method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Moreover, as inflation can increase both our labor and non-labor input costs, the profitability of our contracts could be negatively impacted if we are unable to adjust our pricing or costs to take inflation into account. Furthermore, if we fail to accurately estimate the effort, costs or time required to complete a contract, the profitability of our contracts may be materially and adversely affected. If we are not able to increase our margins as anticipated, we may not be able to meet key objectives to further our growth strategy.

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

In addition, as we work on projects to advance the digital transformations of our customers’ businesses, the scale and complexity of these IT transformation projects present risks in management and execution. Our profitability depends on the ability of subcontractors, vendors and service providers to deliver their products and services in a timely manner, at the anticipated cost, and in accordance with the project requirements, as well as on our effective oversight of their performance. Certain customer work requires the use of unique and complex structures and alliances, some of which require us to assume responsibility for the performance of third parties whom we do not control. In addition, as the Company continues to identify opportunities to reduce its overall cost structure and increase operating efficiencies, including through site rationalization initiatives, if we do not effectively manage such efforts and our infrastructure capacity requirements, it could adversely impact our ability to effectively and efficiently deliver our services. Any of these factors could adversely affect our ability to perform and subject us to additional liabilities, which could have an adverse effect on our relationships with customers and on our results of operations.

Risks from acquisitions and dispositions include integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels.

We have made, and may continue to make, acquisitions and dispositions in furtherance of our strategy. Such transactions can present significant challenges and risks, and there can be no assurances that we will identify or manage such transactions successfully or that strategic opportunities will be available to us on acceptable terms or at all. The related risks include our failure to achieve strategic objectives, our failure to achieve anticipated revenue improvements and cost savings, our failure to retain key strategic relationships of acquired companies, our failure to retain key personnel and our assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as our failure to close planned transactions. Such transactions may require us to secure financing, and our indebtedness may limit the availability of financing to us or the favorability of the terms of available financing. If we do acquire other companies, we may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets.

We could be adversely impacted by our business with foreign, state and local government customers.

Our customers include numerous governmental entities within and outside the United States, including foreign governments and U.S. state and local entities. Some of our agreements with these customers are subject to periodic funding approval or other government budgetary issues. Funding reductions, delays or work stoppages could adversely impact public sector demand for our services and can result in payment delays, payment reductions or contract terminations, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Also, government contracts are generally subject to extensive and evolving procurement regulations and tend to have additional requirements beyond commercial contracts and, for example, may contain provisions providing for higher liability limits for certain losses and non-performance. Also, compliance violations in one state or locality could result in suspension or debarment as a governmental contractor, could incur civil and criminal fines and penalties, or could impact our ability to compete for new contracts, which could negatively impact our competitive position, results of operations, financial results and reputation.

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

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to review our goodwill for impairment at least annually, and to review goodwill and long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our long-lived assets and/or goodwill to be reviewed for impairment include a sustained decline in stock price, a substantial decline in business performance or other entity-specific events such as changes in business management and strategy. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill or long-lived assets are impaired, which could adversely affect our results of operations. As of March 31, 2025, our goodwill balance was $790 million, which represented 8% of total consolidated assets. See Note 11 – Intangible Assets Including Goodwill to our financial statements included elsewhere in this report for additional information about our goodwill impairment.

Risks Relating to Cybersecurity, Data Governance and Privacy

Cybersecurity, data governance and privacy considerations could adversely impact our business.

We maintain information, including confidential and proprietary information, in digital form regarding our business and the business of our customers, business partners, vendors, employees, contractors and other third parties. We also rely on third-party vendors to provide certain digital services in connection with our business and our delivery of services to customers. There are numerous and evolving risks relating to cybersecurity, data governance and privacy, including risks originating from intentional acts of criminal hackers, nation states and hacktivists; from intentional and unintentional acts of customers, business partners, vendors, employees, contractors, competitors and other third parties; and from errors, vulnerabilities and omissions in infrastructure, technology products, services and solutions that we use, as well as the risks associated with the number of customers, business partners, vendors, employees, contractors and other third parties working remotely. Computer hackers and others routinely attempt to exploit and attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software and attempts to exploit vulnerabilities and flaws in hardware, software and infrastructure, technology products, services and solutions. Attacks also include social engineering to fraudulently induce customers, business partners, vendors, employees, contractors and other third parties to unwittingly disclose information, transfer funds or provide access to systems or data. We are at risk of security breaches not only of our own infrastructure, networks and services, but also those of customers, business partners, vendors, employees, contractors and other third parties.

Cyber threats and attacks are increasing in number and sophistication and continually evolving, particularly with the expanding availability of AI and generative AI tools and technologies, making it more challenging to defend against certain threats, attacks and vulnerabilities that can persist undetected over extended periods of time. Our technology infrastructure, products, services and solutions, including other third-party systems and technologies that we use to deliver our services or maintain on behalf of our customers, may be used in critical Company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, personal information and intellectual property of employees, customers and others. These products, services and solutions are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Cybersecurity attacks or other security incidents relating to our technology infrastructure, products, services and solutions or those of our vendors could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, customer or other third-party data or systems; theft or import or export of sensitive, regulated or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, we, our customers and other third parties could be exposed to liability (whether contractual or otherwise), litigation, and regulatory or other government inquiries, enforcement actions, fines or penalties, as well as the loss of existing or potential customers, negative publicity, damage to brand and reputation, damage to our competitive position and other financial loss.

The cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In our industry, vulnerabilities in technology infrastructure, products, services and solutions are increasingly discovered, publicized and exploited, elevating the risk of attacks and the potential cost of response and remediation for us and our customers. The increasing number and sophistication of cyber threats, attacks and vulnerabilities, and the scale and complexity of our business and infrastructure, make it possible that certain threats, attacks or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact on us or our customers. Cybersecurity risk to us and our customers also depends on factors such as the actions, practices and investments of customers, business partners, vendors, employees, contractors and other third parties. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to Company, customer or other third-party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although, to date, we have not experienced a cybersecurity incident that has had a material adverse effect on us and we continuously take steps to mitigate cybersecurity risk across a range of functions, such measures cannot eliminate the risk entirely or provide absolute security. While we continue to monitor for, identify, investigate, respond to, remediate and develop plans to quickly recover from cybersecurity incidents, notwithstanding our efforts, we may experience a cybersecurity incident in the future that may have a material adverse impact on the Company.

As we are a global enterprise, the regulatory environment with regard to cybersecurity, data governance, privacy, AI and other issues to which we are subject is increasingly complex and will continue to impact our business, including through increased risk, increased compliance costs, and expanded or otherwise altered compliance obligations. The enactment and expansion of cybersecurity, data governance, privacy, AI and other laws and regulations around the globe, including an increased focus on international data transfer mechanisms and supply chain management, the lack of harmonization of such laws and regulations, the increase in associated litigation and enforcement activity, the potential for damages, fines and penalties, and enacted or potential regulation of emerging and new technologies, such as AI and generative AI, will continue to result in increased compliance costs and increased risks. Any additional costs and penalties associated with increased compliance, enforcement and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

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

Changes in laws and regulations could also mandate significant and costly changes to the way we implement our services or could impose additional taxes on our services. Changes in laws and regulations, including expanding controls on imports and exports and sanctions resulting from geopolitical developments, could impact our business, including imposing limits on where we can conduct operations, parties with whom we can conduct business, and the nature of work that can be performed. Such changes may result in limitations on existing or future business operations in certain markets, and violations of such laws and regulations could result in significant fines, penalties and enforcement actions.

Tax matters could impact our results of operations and financial condition.

We are subject to income taxes and withholding taxes in both the United States and numerous foreign jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (the “OECD”) continues to issue guidelines that are different, in some respects, than long-standing international tax principles. Local country adoption of some or all of these rules may increase tax uncertainty and may adversely impact our income taxes. Furthermore, local country, state, provincial or municipal taxation may also be subject to review and potential override by regional, federal, national or similar forms of government, which may also adversely impact our income taxes. In addition, we are subject to periodic examinations of our domestic and foreign tax returns by taxing authorities in the jurisdictions in which we do business. While we regularly assess the likelihood of adverse outcomes resulting from these examinations in order to determine the adequacy of our provision for income taxes, there can be no assurance that the outcomes from these examinations will not have an adverse effect on the Company’s provision for income taxes and cash flows.

We are subject to legal proceedings and investigatory risks.

As a multinational company with customers and employees around the world, we are or may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time in the ordinary course of our business. In addition, our former Parent may obtain, or may seek to obtain, indemnity from us for judgments against it relating to events that occurred prior to the Separation pursuant to agreements put in place in connection with the Separation. The risks associated with known significant legal proceedings are described in more detail in Note 14 – Commitments and Contingencies in the financial statements elsewhere in this report. We believe that we have adopted appropriate risk management and compliance programs. Legal and compliance risks, however, will continue to exist, and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Expectations relating to environmental, social and governance initiatives and considerations could expose us to potential liabilities, increased costs and reputational harm.

Over the past few years, governments, regulators, investors, employees, customers and other stakeholders have focused on environmental, social and governance initiatives and considerations relating to businesses. This includes matters relating to climate change and carbon emissions, human rights, diversity, equity and inclusion, responsible supply chain management, ethics, cybersecurity and privacy. At the same time, a number of stakeholders, government entities, regulators and lawmakers have expressed contrary views and expectations, including the proposal or enactment of “anti-ESG” legislation, regulation, policies and enforcement priorities, which may result in scrutiny, reputational risk, lawsuits or market access restrictions. Conflicting regulations and requirements, and a lack of harmonization of legal and regulatory environments across the jurisdictions in which we operate, may create enhanced compliance risks and costs. We have established and publicly announced certain goals, commitments and initiatives that reflect our current plans and aspirations on corporate citizenship matters, which are based on available data and estimates. There are no guarantees that we will be able to achieve these goals and commitments. The implementation of these goals, commitments and initiatives is subject to numerous risks, many of which are beyond our control, and in the future we may determine that further pursuit of them in light of changing circumstances is impracticable or inadvisable. Examples of such risks include but are not limited to: the availability and cost of resources and related technologies; the availability of suppliers and partners that can meet our standards; reliance on third-party performance and data; and our ability to manage geopolitical disruptions and natural disasters that could impact our employees, customers and businesses. Our failure, or perceived failure, to achieve our corporate citizenship and other related goals and commitments, maintain our practices, adhere to our public statements, comply with existing and new laws and regulations or meet evolving and varied stakeholder expectations and standards could adversely affect our reputation, our financial condition and our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community, enforcement authorities and others.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We recognize the critical importance of cybersecurity in upholding the safety and security of our systems, services and data and maintaining the trust of our customers. Cybersecurity risk management is an important part of, and is integrated into, the Company’s overall enterprise risk management program. We maintain a cybersecurity risk management program that is designed to identify, assess, manage and mitigate cybersecurity risks and provides a framework for responding to cybersecurity threats and incidents. We regularly assess and update our cybersecurity risk management program and our cybersecurity posture to protect the confidentiality, integrity and availability of the Company’s and our customers’ infrastructure, resources and information.

We designed a multi-faceted risk-management approach based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework and informed by other industry standards and industry-recognized practices to identify and address cybersecurity risks. Our key cybersecurity processes include the following:

●	Risk-based, layered controls – We regularly assess and adjust our technical controls and methods to identify, respond to and mitigate emerging cybersecurity risks and use a layered approach with overlapping controls to defend against cybersecurity attacks and threats to our networks, end-user devices, infrastructure, applications, data and cloud solutions and the data that our customers entrust to us.

●	Cybersecurity incident response plan and testing – We have a global incident response process and dedicated teams responsible for monitoring, detecting and responding to cybersecurity threats and attacks, whether external or internal, periodically testing our processes and protocols, and regularly communicating and providing reports to our CISO, Security & Resiliency global practice leader and senior executive leadership.

●	Information sharing and collaboration – We utilize threat intelligence and security information collected from various sources, including but not limited to partners, suppliers, governments and information sharing and analysis centers, to identify, protect against, detect and respond to potential cybersecurity threats and events.

●	Training and awareness – We use a combination of training and education, including mandatory annual cybersecurity and privacy training, phishing simulation exercises and a multitude of alerts, educational tools, videos and other ongoing awareness initiatives on a variety of topics relating to the rapidly evolving threat landscape, throughout the year that foster a culture of security awareness and responsibility among our workforce.
●	Supplier risk assessments – Recognizing that our suppliers can be subject to cybersecurity incidents which may impact us and our customers, our procurement process includes security, data governance and privacy risk assessments to identify and evaluate risk associated with certain key suppliers, including reviewing relevant cybersecurity certifications and third-party audit results, assessing technical and organizational controls and evaluating their risk profile.

We periodically engage third-party security consultants to conduct evaluations of our cybersecurity controls and procedures, including penetration testing, third-party audits, and reassessing best practices to address new challenges. These evaluations include testing the design and operational effectiveness of our cybersecurity controls and procedures. Our internal audit function conducts additional reviews and assessments of our cybersecurity controls and procedures and reports to the Audit Committee and the Board of Directors as appropriate. We use the findings from these efforts to improve our practices, procedures and technologies.

Cybersecurity Risk Oversight and Governance

Our Board of Directors is responsible for the overall oversight of our enterprise risk management. The Audit Committee periodically reviews the Company’s enterprise risk management framework, including enterprise risk management processes, and assists the Board of Directors in its oversight over certain key areas of risks, including overseeing cybersecurity, data governance and privacy risk and regularly reporting on such matters to the Board. The Audit Committee and full Board of Directors receive periodic updates from our CISO about Kyndryl’s cybersecurity policies and practices, cybersecurity developments, trends, risks, notable incidents, mitigation strategies, maturity initiatives and other developments throughout the year, as well as periodic updates from our CIO, Security & Resiliency global practice leader and other senior leaders on cybersecurity-related matters.

Our information security program is led by our CISO, who is responsible for the overall security of the enterprise, and our Security & Resiliency global practice leader, who is responsible for the security of the services that we provide to customers. Our CISO and Security & Resiliency global practice leader collaborate closely with one another and other key stakeholders across the Company in developing and implementing our cybersecurity strategy, policy, controls, operations, threat detection and incident response and remediation. Our teams that support the CISO and Security & Resiliency global practice leader in these efforts are comprised of cybersecurity professionals with many years of experience in cybersecurity across multiple sectors, including heavily regulated industries such as financial services and defense, and many of them hold relevant industry certifications.

Under our global incident response process, cybersecurity incidents are assessed and classified by severity, and significant incidents are escalated as appropriate to senior executive leadership. In addition, we have a process to promptly notify the Board of Directors, as appropriate, in the event of any cybersecurity incident impacting the Company that may be material.

Based on the information we have as of the date of this Form 10-K, we do not believe that any cybersecurity incident experienced by the Company has materially affected or is reasonably likely to materially affect Kyndryl, including our business strategy, results of operations or financial condition. For additional information about cybersecurity risks, see Item 1A. “Risk Factors.”

Item 2. Properties.

As of March 31, 2025, we owned or leased approximately 10.9 million square feet of space worldwide, which is substantially all data centers and office space used in the normal course of our business. The Company will continue to evaluate space requirements and identify opportunities to improve operating efficiencies. Below is a summary of the Company’s active properties.

Owned and Leased Space (millions of square feet)
United States *	3.9
Japan	1.0
Principal Markets	3.1
Strategic Markets	2.9
Total	10.9
*	United States includes corporate offices not allocated to the Unites States segment, including our global headquarters located in New York, New York.

Item 3. Legal Proceedings.

Refer to Note 14 – Commitments and Contingencies to the consolidated financial statements included elsewhere in this Form 10-K.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol KD.

As of May 23, 2025, there were approximately 221,000 stockholders of record of our common stock. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

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

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock (the “Share Repurchase Program”). During the year ended March 31, 2025, the Company repurchased 2.6 million shares of its common stock under the program at an aggregate cost of $94 million. A summary of our common stock repurchases during the three months ended March 31, 2025 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - 31	268,362	$37.91	268,362	$260
February 1 - 28	566,091	38.95	566,091	238
March 1 - 31	932,676	34.54	932,676	206
Total	1,767,129		1,767,129
(a)	All shares were repurchased in open market transactions pursuant to the $300 million Share Repurchase Program authorized by our Board of Directors and publicly announced on November 21, 2024. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Stock Repurchase Program in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Stock Performance Graph

The following graphs compare the cumulative total return of holders of our common stock with the cumulative total return of the S&P 400 Midcap Index and S&P IT Sector Index.

The graph below tracks the performance of a $100 investment in our common stock and in each index from November 4, 2021, the date our stock commenced regular-way trading on the NYSE, to March 31, 2025.

The graph below tracks the performance of a $100 investment in our common stock and in each index from April 1, 2024, the beginning of our fiscal year, to March 31, 2025.

Stock Performance Graph

250
200
150
100
50
-
4/01/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
Kyndryl Holdings, Inc
S&P400 MidCap Index
S&P 400 IT Sector GICS Level 1 Index

	4/01/2024	3/31/2025
Kyndryl Holdings, Inc	100.00	145.71
S&P400 MidCap Index	100.00	96.51
S&P 400 IT Sector GICS Level 1 Index	100.00	88.54

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Included below are selected results and year-over-year comparisons for the years ended March 31, 2025, 2024 and 2023. The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this report. For further information on the comparisons between the years ended March 31, 2024 and 2023 not covered in the “Segment Results” below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Form 10-K”).

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Revenue	$15,057	$16,052	$17,026
Revenue growth (GAAP)	(6)%	(6)%	(7)%	(2)
Revenue growth in constant currency(1)	(4)%	(6)%	0%	(2)
Net income (loss)	$252	$(340)	$(1,374)
Adjusted EBITDA(1)	$2,516	$2,367	$1,975

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

(2)

In January 2022, the Company changed its fiscal year-end to March 31 from December 31. The year-over-year comparison for the year ended March 31, 2023 and the results of operations for the twelve months ended March 31, 2022 were derived from our unaudited quarterly consolidated financial statements as previously reported.

	March 31,	March 31,
(Dollars in millions)	2025	2024
Assets	$10,452	$10,590
Liabilities	9,121	9,468
Equity	1,331	1,122

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

Financial Performance Summary

Macro Dynamics

In fiscal year 2025, we saw continuing demand for information technology services, despite concerns about economic growth, geopolitical tensions and inflationary pressures. Most economists, including the International Monetary Fund, expect positive global macroeconomic growth to continue in calendar year 2025. Global markets have experienced increased volatility in recent months, driven by geopolitical developments, concerns over the imposition of import tariffs by the United States, reactions from other nations and proposed U.S. government spending reductions. Increased economic uncertainty may impact the level of global macroeconomic activity.

Fiscal 2025 Financial Performance

For the year ended March 31, 2025, we reported $15.1 billion in revenue, a decline of 6 percent compared to the year ended March 31, 2024. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as currency effects. United States revenue declined 10 percent, Japan revenue increased 1 percent, Principal Markets revenue declined 5 percent and Strategic Markets revenue decreased 8 percent, compared to the year ended March 31, 2024. Net income of $252 million improved by $592 million versus the prior year driven by progress on our key initiatives to drive operating efficiencies and increased margins, lower depreciation expense and a $138 million after-tax gain from the sale of our SIS platform in Canada.

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

Basis of Presentation

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make estimates and assumptions that impact the amounts reported and disclosed in our consolidated financial statements and the accompanying notes. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions. All significant transactions and accounts between Kyndryl entities were eliminated. Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the years ended March 31, 2025, 2024 and 2023. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Year Ended March 31,			Year-over-Year Change
(Dollars in millions)	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenue
United States	$3,876	$4,295	$4,726	(10)%	(9)%
Japan	2,358	2,344	2,502	1%	(6)%
Principal Markets	5,206	5,479	5,556	(5)%	(1)%
Strategic Markets	3,617	3,934	4,241	(8)%	(7)%
Total revenue	$15,057	$16,052	$17,026	(6)%	(6)%
Revenue growth in constant currency(1)	(4)%	(6)%	0%
Adjusted EBITDA(1)
United States	$725	$781	$839	(7)%	(7)%
Japan	390	361	407	8%	(11)%
Principal Markets	886	677	323	31%	110%
Strategic Markets	606	642	484	(6)%	33%
Corporate and other(2)	(90)	(95)	(77)	NM	NM
Total adjusted EBITDA(1)	$2,516	$2,367	$1,975	6%	20%

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

We report our financial results in accordance with U.S. GAAP. We also present certain non-GAAP financial measures to provide useful supplemental information to investors. We provide these non-GAAP financial measures as we believe they enhance visibility to underlying results and the impact of management decisions on operational performance, enable better comparison to peer companies and allow us to provide a long-term strategic view of the business going forward.

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

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Net income (loss)	$252	$(340)	$(1,374)
Provision for income taxes	184	172	524
Interest expense	100	122	94
Depreciation of property, equipment and capitalized software	660	834	900
Amortization expense	1,308	1,287	1,245
Workforce rebalancing charges incurred prior to March 31, 2024	—	138	71
Charges related to ceasing to use leased/fixed assets and lease terminations	48	39	80
Transaction-related costs (benefits)	(125)	(46)	264
Stock-based compensation expense	100	95	113
Other adjustments*	(10)	68	59
Adjusted EBITDA (non-GAAP)	$2,516	$2,367	$1,975
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the year ended March 31, 2024, other adjustments also included an adjustment to reduce amortization expense for the amount already included in transaction-related costs (benefits) above.

United States

	Year Ended March 31,
(Dollars in millions)	2025	2024
Revenue	$3,876	$4,295
Revenue year-over-year change	(10)%	(9)%
Adjusted EBITDA	725	781
Adjusted EBITDA year-over-year change	(7)%

For the year ended March 31, 2025, United States revenue of $3.9 billion decreased 10 percent compared to the year ended March 31, 2024, reflecting the Company’s efforts to reduce certain low-margin revenues and the expiration of other low-margin contracts entered into before the Spin-off. Adjusted EBITDA decreased $56 million from the prior year, primarily driven by lower revenue and the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025.

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

Japan

	Year Ended March 31,
(Dollars in millions)	2025	2024
Revenue	$2,358	$2,344
Revenue year-over-year change	1%	(6)%
Revenue growth in constant currency	6%	0%
Adjusted EBITDA	390	361
Adjusted EBITDA year-over-year change	8%

For the year ended March 31, 2025, Japan revenue of $2.4 billion increased 1 percent, and increased 6 percent in constant currency, compared to the year ended March 31, 2024, primarily driven by expanding the scope of services we provide to our customers. Adjusted EBITDA increased $29 million from the prior year, primarily driven by progress on our key initiatives.

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

Principal Markets

	Year Ended March 31,
(Dollars in millions)	2025	2024
Revenue	$5,206	$5,479
Revenue year-over-year change	(5)%	(1)%
Revenue growth in constant currency	(4)%	(4)%
Adjusted EBITDA	886	677
Adjusted EBITDA year-over-year change	31%

For the year ended March 31, 2025, Principal Markets revenue of $5.2 billion decreased 5 percent compared to the year ended March 31, 2024, driven by actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $209 million from the prior year, primarily due to increased operating efficiencies and higher margins on recent signings, as well as a vendor credit.

For the year ended March 31, 2024, Principal Markets revenue of $5.5 billion decreased 1 percent compared to the year ended March 31, 2023, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $354 million from the prior year, primarily due to increased operating efficiencies, higher margins on recent signings and a decrease in software costs of $86 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Strategic Markets

	Year Ended March 31,
(Dollars in millions)	2025	2024
Revenue	$3,617	$3,934
Revenue year-over-year change	(8)%	(7)%
Revenue growth in constant currency	(5)%	(10)%
Adjusted EBITDA	606	642
Adjusted EBITDA year-over-year change	(6)%

For the year ended March 31, 2025, Strategic Markets revenue of $3.6 billion decreased 8 percent compared to the year ended March 31, 2024. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as an unfavorable currency exchange rate impact of three points. Adjusted EBITDA decreased $36 million from the prior year, primarily driven by the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025, partially offset by progress on our key initiatives.

For the year ended March 31, 2024, Strategic Markets revenue of $3.9 billion decreased 7 percent compared to the year ended March 31, 2023, including a favorable currency exchange rate impact of three points. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $158 million from the prior year, primarily due to increased operating efficiencies and higher margins on recent signings, partially offset by an increase in software costs of $29 million resulting from an amendment of the contract with a software provider that re-allocated costs among our segments.

Corporate and Other

Corporate and other generated an adjusted EBITDA loss of $90 million in the year ended March 31, 2025, compared to a loss of $95 million in the year ended March 31, 2024, and a loss of $77 million in the year ended March 31, 2023.

Costs and Expenses

	Year Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$15,057	$16,052	100.0%	100.0%	(6)%
Cost of services	11,914	13,189	79.1%	82.2%	(10)%
Selling, general and administrative expenses	2,591	2,773	17.2%	17.3%	(7)%
Workforce rebalancing charges	114	138	0.8%	0.9%	(18)%
Transaction-related costs (benefits)	(125)	(46)	(0.8)%	(0.3)%	NM
Interest expense	100	122	0.7%	0.8%	(18)%
Other expense	27	45	0.2%	0.3%	(39)%
Income (loss) before income taxes	$435	$(168)

NM – not meaningful

Cost of services was 79.1% of revenue in the year ended March 31, 2025, compared to 82.2% in the year ended March 31, 2024, driven by lower depreciation expense, increased operating efficiencies, higher margins on recent signings, and a vendor credit. Selling, general and administrative expenses were 17.2% of revenue in the year ended March 31, 2025, compared to 17.3% in the year ended March 31, 2024. Transaction-related costs (benefits) were (0.8)% of revenue in the year ended March 31, 2025, primarily due to a $145 million pretax gain from the sale of the SIS platform in Canada, compared to transaction-related costs (benefits) of (0.3)% of revenue in the year ended March 31, 2024, which reflected an agreement that allowed us to collect previously reserved receivables from our former Parent. Interest expense was 0.7% of revenue in the year ended March 31, 2025 compared to 0.8% in the year ended March 31, 2024. Other expense was 0.2% of revenue in the year ended March 31, 2025, compared to 0.3% in the year ended March 31, 2024, driven by currency-related hedging gains recorded this year.

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

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures as “transaction-related costs (benefits)” in the Consolidated Income Statement. Transaction-related costs include gains or losses, employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration, associated with acquisitions, divestitures or the Separation.

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2025 Program

During the year ended March 31, 2025, management initiated actions to reduce the Company’s overall cost structure and increase our operating efficiency. These actions resulted in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and charges related to lease terminations. During the year ended March 31, 2025, the Company recorded $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets, including lease termination charges.

Total cash outlays for this program are expected to be approximately $150 million, of which approximately $110 million has been paid through March 31, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

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

Total cash outlays for this program are expected to be $300 million, of which approximately $270 million has been paid through March 31, 2025 (including approximately $70 million of contractual payments toward leased assets we have ceased to use), and the remainder is expected to be paid thereafter. Management estimates that these workforce rebalancing and site-rationalization activities reduced payroll costs, rent expenses and depreciation of property and equipment by approximately $400 million in fiscal year 2025.

Income Taxes

The Company’s consolidated provision for income taxes and effective tax rate were as follows:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Provision for income taxes	$184	$172	$524
Effective tax rate	41.9%	(102.2)%	(61.6)%

In the year ended March 31, 2025, we recorded income tax expense of $184 million. In the years ended March 31, 2024 and 2023, we recorded income tax expense of $172 million and $524 million, respectively, on pretax losses, which resulted in negative effective tax rates. Our income tax expense for the year ended March 31, 2025, was primarily related to taxes on foreign operations and uncertain tax positions. Our income tax expense for the year ended March 31, 2024 was primarily related to taxes on foreign operations and uncertain tax positions. Our income tax expense for the year ended March 31, 2023 was primarily related to the increases in valuation allowances in certain jurisdictions against deferred tax assets that are not more likely than not to be realized, taxes on foreign operations and uncertain tax positions.

The effective tax rate for the year ended March 31, 2025 was higher compared to the year ended March 31, 2024, primarily due to the Company’s pretax income in fiscal year 2025, compared to a pretax loss in 2024. The effective tax rate for the year ended March 31, 2024 was lower (more negative) compared to the year ended March 31, 2023 primarily due to the Company’s pretax loss being significantly lower in fiscal year 2024. For more information, see Note 5 – Taxes in the accompanying Consolidated Financial Statements.

Financial Position

Dynamics

Total assets of $10.5 billion at March 31, 2025 decreased by $138 million (and decreased by $52 million adjusted for currency) from March 31, 2024, primarily driven by: a decrease of $254 million in accounts receivable primarily due to lower past-due receivables; a reduction in operating right-of-use assets, net, of $133 million due to amortization outpacing additions; and a decrease in property and equipment, net, of $104 million due to depreciation outpacing net additions; partially offset by an increase in cash and cash equivalents of $234 million mainly due to our net income in the period; and an increase in other non-current assets of $95 million due to an increase in long-term prepaid assets.

Total liabilities of $9.1 billion at March 31, 2025 decreased by $347 million (and decreased by $305 million adjusted for currency) from March 31, 2024, primarily as a result of: a decrease in operating lease liabilities of $121 million due to a reduction in right-of-use assets; a decrease in long-term debt of $70 million due to lower finance lease obligations; a decrease in accounts payable of $57 million due to lower costs; and a decrease in accrued contract costs of $51 million due to lower volumes.

Total equity of $1.3 billion at March 31, 2025 increased by $209 million from March 31, 2024, principally due to our net income in the period, partially offset by $94 million of share repurchases under our Share Repurchase Program.

Overall pension funded status as of March 31, 2025 was 77% of estimated pension benefit obligation, an increase from 75% at March 31, 2024. Among our funded pension plans, our funded status as of March 31, 2025 was 103%, an increase from 99% at March 31, 2024.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Year Ended March 31,
(Dollars in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$942	$454
Investing activities	(404)	(553)
Financing activities	(286)	(170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(16)	(37)
Net change in cash, cash equivalents and restricted cash	$235	$(306)

Net cash provided by operating activities was $942 million for the year ended March 31, 2025, compared to net cash provided by operating activities of $454 million for the year ended March 31, 2024, mainly due to higher earnings.

Net cash used in investing activities was $404 million for the year ended March 31, 2025, compared to a net cash use of $553 million for the year ended March 31, 2024, due to the sale of our SIS platform in Canada partially offset by our acquisition of Skytap.

Net cash used in financing activities totaled $286 million for the year ended March 31, 2025, compared to net cash used by financing activities of $170 million for the year ended March 31, 2024, mainly due to share repurchases of $94 million under the Company’s share repurchase program.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and our revolving credit agreement will be sufficient to meet our anticipated cash needs for at least the next twelve months.

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

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). In March 2025, we further amended the agreement, extending the maturity to March 2030. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement.

The total facility fees recorded by the Company for the Revolving Credit Agreement were $5 million and $5 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there has been no drawdown on the Revolving Credit Agreement.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. The second agreement was executed in June 2022 with a separate third-party financial institution and renews automatically on its anniversary date, unless either party elects not to extend.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $3.2 billion for the year ended March 31, 2025 and $3.6 billion for the year ended March 31, 2024. The fees associated with the transfers of receivables were $38 million for the year ended March 31, 2025 and $49 million for the year ended March 31, 2024.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at March 31, 2025 and 2024 were immaterial.

Share Repurchase Program

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time in open market transactions and may also repurchase shares in accelerated share buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 trading plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice.

During the year ended March 31, 2025, the Company repurchased 2.6 million shares of its common stock at an aggregate cost of $94 million under the Share Repurchase Program. As of March 31, 2025, $206 million remained of our $300 million Share Repurchase Program authorization.

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

At March 31, 2025 and March 31, 2024, we had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

At March 31, 2025, the Company’s material future contractual obligations were primarily related to leases, debt and pension liabilities. See Note 9 – Leases, Note 12 – Borrowings, Note 13 – Other Liabilities and Note 17 – Retirement-Related Benefits of Notes to the Company’s consolidated financial statements. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2025, we had short-term (April 2025 through March 2026), mid-term (April 2026 through March 2028) and long-term (April 2028 onward) purchase commitments in the amount of $0.2 billion, $0.6 billion and $0.1 billion, respectively.

Other Information

Signings

The following table presents the Company’s signings for the years ended March 31, 2025, 2024 and 2023.

	Year Ended March 31,
(Dollars in billions)	2025	2024	2023
Total signings	$18.2	$12.5	$12.2

Signings increased $5.7 billion, or 46%, in the year ended March 31, 2025 compared to the year ended March 31, 2024, driven by growth in each of our four operating segments. The Company’s global signings growth spanned a broad range of industries and included a record 55 contracts valued in excess of $50 million. Signings increased by $332 million, or 3%, in the year ended March 31, 2024 compared to the year ended March 31, 2023.

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

A quantitative sensitivity analysis is provided where that information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity (e.g., 10 percent, 25 basis points, etc.) are included to allow users of this report to understand a general effect of changes in the estimates and do not represent management’s predictions of variability. For all of these estimates, it should be noted that future events rarely develop exactly as forecasted and estimates require regular review and adjustment.

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

Changes in the discount rate assumptions would impact the actuarial (gain)/loss amortization, service cost and interest cost components of the net periodic benefit cost calculation and the projected benefit obligation (PBO). If the average discount rate assumption for the non-U.S. defined benefit pension plans had increased or decreased by 25-basis-points from 3.68% on March 31, 2025, this would not result in a material change to pretax net periodic benefit cost recognized in fiscal 2026. Further changes in the discount rate assumptions would impact the PBO which, in turn, may impact our funding decisions if the PBO exceeds plan assets. A 25-basis-point increase or decrease in the discount rate would result in an approximate corresponding decrease or increase, respectively, of approximately $38 million in the Plans’ estimated PBO based upon March 31, 2025 data.

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

To the extent the outlook for long-term returns changes such that management changes its expected long-term return on plan assets assumption, a 25-basis-point increase or decrease in the expected long-term return on plan assets assumption would not have a material estimated decrease or increase on the following year’s pretax net periodic benefit cost (based upon plan assets at March 31, 2025 and expected contributions and benefit payments for fiscal 2026).

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

For additional information on our pension plans and the development of these assumptions, see Note 17 – Retirement-Related Benefits to our consolidated financial statements.

Income Taxes

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

We assess qualitative factors in each of our reporting units that carry goodwill including relevant events and circumstances that affect the fair value of reporting units. Examples include, but are not limited to, macroeconomic, industry and market conditions, as well as other individual factors such as:

●	A significant adverse shift in the operating environment of the reporting unit such as unanticipated competition;
●	Significant pending litigation;
●	A more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of; and
●	A significant adverse action or assessment by a regulator.

We assess these qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. This quantitative test is required only if we conclude that it is more likely than not that a reporting unit’s fair value is less than its carrying amount.

In conjunction with our annual review of goodwill for impairment, we prepared qualitative analysis as of January 1, 2025. Based on this analysis of the qualitative factors, quantitative tests were not required. See Note 11 – Intangible Assets Including Goodwill for further discussion.

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

Change in Accounting Estimate

In March 2024, the Company completed its assessment of the useful lives of its information technology equipment. Based on our usage experience and data analysis, the Company determined it should increase the estimated useful lives of its information technology equipment from five to six years. This change in accounting estimate became effective on April 1, 2024. Based on the carrying amount of information technology equipment included in property and equipment, net as of March 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and an improvement of income before income taxes of approximately $180 million, or $0.80 before income taxes per basic share and $0.77 before income taxes per diluted share, for the year ended March 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objectives,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would,” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	failure to meet growth and productivity objectives and maintain our capital allocation strategy;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, geopolitical, public health and other conditions;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with foreign, state and local government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;
●	risks relating to non-compliance with legal and regulatory requirements;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. At March 31, 2025, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than the prior year. At March 31, 2024, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than the prior year. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. Large changes in currency exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers. Currency movements impacted our year-to-year revenue growth. Based on the currency rate movements in the year ended March 31, 2025, total revenue decreased 6 percent as reported and 4 percent in constant currency versus the year ended March 31, 2024. For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

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

To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and currency exchange rates on market-sensitive instruments. The market values for interest and currency exchange risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 31, 2025 and 2024. The differences in this comparison are the hypothetical losses associated with each type of risk.

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

The results of the sensitivity analysis at March 31, 2025 and 2024 are as follows:

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our fixed-rate and variable-rate debt obligations (See Note 12 – Borrowings in the accompanying Consolidated Financial Statements). A hypothetical 10 percent adverse change in the levels of interest rates, with all other variables held constant, would result in a $20 million and a $22 million impact in the fair value of our financial instruments at March 31, 2025 and 2024, respectively. A hypothetical 10 percent adverse change in the levels of interest rates would not be material to our consolidated results of operations or cash flow.

Currency Exchange Rate Risk

A hypothetical 10 percent adverse change in the levels of currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in a $26 million and a $154 million impact in the fair value of our financial instruments, primarily our cash, debt and derivatives, at March 31, 2025 and 2024, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kyndryl Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Kyndryl Holdings, Inc. and its subsidiaries (the “Company”) as of March 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended March 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition for Certain Services

As described in Notes 1 and 3 to the consolidated financial statements, the Company recorded total revenues of $15,057 million for the year ended March 31, 2025, of which a majority relates to services that are single performance obligations comprised of a series of distinct services. The Company offers services such as cloud managed services, application hosting and modernization, security and resiliency services, enterprise infrastructure services, digital workplace services, network services and distributed cloud services to support its customers through technological change. Revenue is recognized when, or as, control of a promised service transfers to a client, in an amount that reflects the consideration to which management expects to be entitled in exchange for transferring those services. If the consideration promised in a contract includes a variable amount, management estimates the amount to which it expects to be entitled using either the expected value or most likely amount method.

The principal consideration for our determination that performing procedures relating to revenue recognition for certain services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating the Company’s accounting policies related to the recognition of revenue for services; (ii) testing revenue recognized for a sample of certain services revenue transactions by obtaining and inspecting source documents such as master services agreements, individual statements of work, invoices, and cash receipts; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts, where applicable.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 30, 2025

We have served as the Company’s auditor since 2020.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

		Year Ended March 31,
	Notes	2025	2024	2023
Revenues *	3	$15,057	$16,052	$17,026

Cost of services †	3	$11,914	$13,189	$14,498
Selling, general and administrative expenses		2,591	2,773	2,914
Workforce rebalancing charges	19	114	138	71
Transaction-related costs (benefits)		(125)	(46)	264
Interest expense	12	100	122	94
Other expense		27	45	35
Total costs and expenses		$14,622	$16,221	$17,876

Income (loss) before income taxes		$435	$(168)	$(851)
Provision for income taxes	5	$184	$172	$524
Net income (loss)		$252	$(340)	$(1,374)

Basic earnings (loss) per share	6	$1.09	$(1.48)	$(6.06)
Diluted earnings (loss) per share		1.05	(1.48)	(6.06)

Weighted-average basic shares outstanding	6	231.5	229.2	226.7
Weighted-average diluted shares outstanding		239.1	229.2	226.7

* Including related-party revenue of $287 for the year ended March 31, 2023

† Including related-party cost of service of $1,382 for the year ended March 31, 2023

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year Ended March 31,
	2025	2024	2023
Net income (loss)	$252	$(340)	$(1,374)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(50)	(36)	(186)
Unrealized gains (losses) on net investment hedges	4	(11)	—
Total foreign currency translation adjustments	(46)	(47)	(186)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(14)	22	(4)
Reclassification of (gains) losses to net income	11	(21)	2
Total unrealized gains (losses) on cash flow hedges	(2)	1	(3)
Retirement-related benefit plans:
Prior service costs (credits)	2	(3)	4
Net gains (losses) arising during the period	17	(56)	175
Curtailments and settlements	7	10	10
Amortization of prior service (credits) costs	—	1	1
Amortization of net (gains) losses	16	5	40
Total retirement-related benefit plans	42	(42)	229
Other comprehensive income (loss), before tax	(6)	(88)	40
Income tax (expense) benefit related to items of other comprehensive income (loss)	(10)	6	(14)
Other comprehensive income (loss), net of tax	(16)	(82)	27
Total comprehensive income (loss)	$236	$(423)	$(1,347)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

		March 31,
	Notes	2025	2024
Assets:
Current assets:
Cash and cash equivalents		$1,786	$1,553
Restricted cash		3	1
Accounts receivable (net of allowances for credit losses of $13 at March 31, 2025 and $22 at March 31, 2024)		1,345	1,599
Deferred costs (current portion)	3	1,009	1,081
Prepaid expenses and other current assets		446	514
Total current assets		$4,589	$4,747

Property and equipment, net	8	$2,570	$2,674
Operating right-of-use assets, net	9	731	864
Deferred costs (noncurrent portion)	3	1,040	920
Deferred taxes	5	204	220
Goodwill	11	790	805
Intangible assets, net	11	218	188
Pension assets	17	148	105
Other noncurrent assets		162	67
Total assets		$10,452	$10,590

Liabilities:
Current liabilities:
Accounts payable		$1,351	$1,408
Value-added tax and income tax liabilities		256	327
Current portion of long-term debt	12	129	126
Accrued compensation and benefits		652	609
Deferred income (current portion)	3	746	825
Operating lease liabilities (current portion)	9	274	285
Accrued contract costs		437	487
Other accrued expenses and liabilities	13	454	521
Total current liabilities		$4,300	$4,589

Long-term debt	12	$3,042	$3,112
Retirement and nonpension postretirement benefit obligations	17	483	500
Deferred income (noncurrent portion)	3	341	314
Operating lease liabilities (noncurrent portion)	9	511	622
Other noncurrent liabilities	13	443	332
Total liabilities		$9,121	$9,468
Commitments and contingencies	14

Equity:
Stockholders’ equity	15
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: March 31, 2025 – 238.2, March 31, 2024 – 233.7)		$4,631	$4,524
Accumulated deficit		(2,067)	(2,319)
Treasury stock, at cost (shares: March 31, 2025 – 7.5, March 31, 2024 – 3.3)		(184)	(45)
Accumulated other comprehensive income (loss)		(1,160)	(1,145)
Total stockholders’ equity before non-controlling interests		$1,219	$1,015
Non-controlling interests		113	107
Total equity		$1,331	$1,122
Total liabilities and equity		$10,452	$10,590

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$252	$(340)	$(1,374)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	660	834	900
Depreciation of right-of-use assets	327	319	428
Amortization of transition costs and prepaid software	1,278	1,256	1,199
Amortization of capitalized contract costs	420	531	472
Amortization of acquisition-related intangible assets	30	30	46
Stock-based compensation	100	95	113
Deferred taxes	(1)	(13)	285
Net (gain) loss on asset sales and other	(152)	43	6
Change in operating assets and liabilities:
Deferred costs (excluding amortization)	(1,762)	(1,569)	(1,592)
Right-of-use assets and liabilities (excluding depreciation)	(314)	(335)	(361)
Workforce rebalancing liabilities	(25)	(38)	41
Receivables	289	11	664
Accounts payable	(89)	(305)	282
Taxes	(1)	(2)	90
Other assets and other liabilities	(71)	(63)	(415)
Net cash provided by operating activities	$942	$454	$781

Cash flows from investing activities:
Capital expenditures	$(605)	$(651)	$(865)
Proceeds from disposition of property and equipment	83	138	23
Acquisitions and divestitures, net of cash acquired	139	—	—
Other investing activities, net	(20)	(40)	7
Net cash used in investing activities	$(404)	$(553)	$(835)

Cash flows from financing activities:
Debt repayments	$(148)	$(644)	$(118)
Proceeds from issuance of debt, net of debt issuance costs	—	494	—
Common stock repurchases	(93)	—	—
Common stock repurchases for tax withholdings	(45)	(22)	(19)
Other financing activities, net	—	2	(4)
Net cash used in financing activities	$(286)	$(170)	$(141)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(16)	$(37)	$(100)
Net change in cash, cash equivalents and restricted cash	$235	$(306)	$(294)

Cash, cash equivalents and restricted cash at beginning of period	$1,554	$1,860	$2,154
Cash, cash equivalents and restricted cash at end of period	$1,789	$1,554	$1,860

Supplemental data
Income taxes paid, net of refunds received	$149	$191	$167
Interest paid on debt	$119	$118	$98

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity - March 31, 2022	224.5	$4,315	$(1,089)	$(4)	$(605)	$94	$2,711
Net income (loss)					(1,374)		(1,374)
Other comprehensive income (loss), net of tax			27				27
Activity related to employee stock plans	4.8	113					113
Purchases of treasury stock	(1.7)			(19)			(19)
Changes in non-controlling interests						4	4
Equity – March 31, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(340)		(340)
Other comprehensive income (loss), net of tax			(82)				(82)
Activity related to employee stock plans	4.1	95					95
Purchases of treasury stock	(1.4)			(22)			(22)
Changes in non-controlling interests						10	10
Equity – March 31, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income (loss)					252		252
Other comprehensive income (loss), net of tax			(16)				(16)
Activity related to employee stock plans	4.5	107					107
Purchases of treasury stock	(4.2)			(139)			(139)
Changes in non-controlling interests						6	6
Equity – March 31, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading provider of mission-critical enterprise technology services offering advisory, implementation and managed service capabilities to thousands of customers in more than 60 countries. As the world’s largest IT infrastructure services provider, the Company designs, builds, manages and modernizes the complex information systems that the world depends on every day.

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

We provide engineering talent, operating solutions and insights derived from our knowledge and data around IT systems. This enables us to deliver advisory, implementation and managed services at scale across technology infrastructures that allow our customers to de-risk and realize the full value of their digital transformations. We do this while embracing new technologies and solutions and continually expanding our skills and capabilities, as we help advance the vital systems that power progress for our customers. We deliver technology services capabilities, insights and depth of expertise to modernize and manage IT environments based on our customers’ unique needs. We offer services across domains such as cloud services, core enterprise and zCloud services, applications, data and artificial intelligence services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud and on-premises environments as “one” for our customers, enabling them to scale seamlessly. To deliver these services, we rely on our global team of skilled practitioners.

Kyndryl’s History

Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM” or “former Parent”). In November 2021, our former Parent effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit of its Global Technology Services segment through the distribution to IBM stockholders of shares of Kyndryl’s common stock representing 80.1% of total shares outstanding. Kyndryl’s stock began trading as an independent company on November 4, 2021, and IBM disposed of its 19.9% retained interest in Kyndryl common stock in the year following the Spin-off. In connection with the Separation, the Company entered into several agreements with IBM governing the relationship of the parties following the Separation.

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

Principles of Consolidation

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

The Company’s standard billing terms are that payment is due upon receipt of invoice, payable within 30 days. Invoices are generally issued as services are rendered and/or as control transfers, either at monthly or quarterly intervals or upon achievement of contractual milestones. In some services contracts, the Company bills the client prior to recognizing revenue from performing the services. In these cases, deferred income is presented in the Consolidated Balance Sheet. In other services contracts, the Company performs the services prior to billing the client. When the Company performs services prior to billing the client, the right to consideration is typically subject to milestone completion or client acceptance, and the amount is recorded as a contract asset. Contract assets are generally classified as current and are recorded on a net basis with deferred income (i.e., contract liabilities) at the contract level. The Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Conditional contract assets are included in prepaid expenses and other current assets in the Consolidated Balance Sheet. Unconditional contract assets (“unbilled accounts receivable”) are included in accounts receivable in the Consolidated Balance Sheet. Refer to Note 3 – Revenue Recognition for contract assets for the periods presented.

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

Cost of Services

Recurring operating costs for services contracts are recognized as incurred. Certain eligible, nonrecurring costs (i.e., setup costs) incurred in the initial phases of outsourcing contracts and other cloud-based services contracts, are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future and the costs are expected to be recovered. These costs consist of transition and setup costs related to the installation of systems and processes and other deferred fulfillment costs, including, for example, prepaid assets used in services contracts (i.e., prepaid software or prepaid maintenance). Capitalized costs are amortized on a straight-line basis over the expected period of benefit, which approximates the pattern of transfer to the client of the services to which the asset relates and includes anticipated contract renewals or extensions. Additionally, fixed assets associated with these contracts are capitalized and depreciated on a straight-line basis over the expected useful life of the asset and recorded in cost of sales. If an asset is contract-specific and cannot be repurposed, then the depreciation period is the shorter of the useful life of the asset or the contract term. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. If the carrying amount is deemed not recoverable, an impairment loss is recognized. Refer to Note 3 – Revenue Recognition for the deferred costs to fulfill contracts for the periods presented.

In situations in which an outsourcing contract is terminated, the terms of the contract may require the client to reimburse the Company for the recovery of unbilled accounts receivable, unamortized deferred contract costs and additional costs incurred by the Company to transition the services.

Incremental Costs of Obtaining a Contract

Incremental costs of obtaining a contract (e.g., sales commissions) are capitalized and amortized on a straight-line basis, which approximates the pattern that the assets’ economic benefits are expected to be consumed, over the expected customer relationship period if the Company expects to recover those costs. The expected customer relationship period is determined based on the average customer relationship period, including expected renewals, for each offering type and ranges from three to six years. Expected renewal periods are only included in the expected customer relationship period if commission amounts paid upon renewal are not commensurate with amounts paid on the initial contract. Incremental costs of obtaining a contract include only those costs the Company incurs to obtain a contract that it would not have incurred if the contract had not been obtained. The Company has determined that certain commissions programs meet the requirements to be capitalized. For contracts shorter than one year, the Company has elected the practical expedient to recognize sales commissions as incurred. Additionally, some commission programs are not subject to capitalization as the revenue for services is received over time and the commission expense is paid and recognized as the related revenue is recognized. Refer to Note 3 – Revenue Recognition for capitalized costs to obtain contracts for the periods presented.

Expense and Other (Income)

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) is charged to income as incurred, except for certain sales commissions, which are capitalized and amortized. For further information regarding capitalizing sales commissions, see “Incremental Costs of Obtaining a Contract” above. Expenses of promoting and selling services are classified as selling expense and, in addition to sales commissions, include such items as compensation, advertising and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. In addition, general and administrative expense includes other operating items such as allowance for credit losses, amortization of certain intangible assets and research, development and engineering (“RD&E”) costs. Total RD&E costs were $49 million, $58 million, and $79 million for the years ended March 31, 2025, 2024 and 2023, respectively.

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense, which includes media, agency and promotional expense directly incurred by the Company was $83 million, $115 million, and $136 million for the years ended March 31, 2025, 2024 and 2023, respectively. Costs related to the initial establishment of the Kyndryl brand are recorded in Transaction-related costs in the Consolidated Income Statement. All other advertising and promotional costs are recorded in SG&A in the Consolidated Income Statement.

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

Net periodic benefit cost of defined benefit pension and nonpension postretirement benefit plans is recorded in the Consolidated Income Statement and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs (credits) and actuarial (gains) losses previously recognized as a component of other comprehensive income (loss) (“OCI”). The service cost component of net benefit cost is recorded in Cost of services and SG&A in the Consolidated Income Statement (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within other expense in the Consolidated Income Statement.

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

Defined Contribution Plans

Prior to the Separation, the former Parent offered various defined contribution plans for U.S. and non-U.S. employees. In September 2021, in preparation for the Separation, Kyndryl established standalone defined contribution plans, and employees identified as Kyndryl employees were enrolled into these plans. Contribution expense associated with employer matching benefits is recorded when the employee renders service to the Company. The charge is recorded in Cost of services and SG&A in the Consolidated Income Statement based on the employees’ respective functions.

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

As of March 31, 2025, 47.9 million shares of common stock have been approved to be granted to employees under the Kyndryl Plan. Dividend equivalents are not paid on the stock-based awards described above.

The fair value of the RSUs is determined on the grant date based on Kyndryl’s stock price, adjusted for the exclusion of dividend equivalents where applicable. The fair value of market-conditioned stock units is determined on the date of grant using a Monte Carlo simulation model which estimates the probability of satisfying market conditions. The fair value of the performance-conditioned stock units is determined on the grant date based on Kyndryl’s stock price and subsequently adjusted based upon the probability of attainment. The fair value of stock options is determined on the grant date using a Black-Scholes model. Stock-based compensation cost is recorded in Cost of services and SG&A in the Consolidated Income Statement based upon the employees’ respective functions.

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

Derivatives are recognized in the Consolidated Balance Sheet at fair value on a gross basis as either assets or liabilities and classified as current or noncurrent based upon the timing of the instrument’s expected cash flows.

Changes in the fair value of derivatives designated as cash flow hedges are recorded, net of applicable taxes, in OCI and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. Derivatives designated as net investment hedges are accounted for using the spot method, with changes in the fair value of the derivatives attributable to changes in spot rates recorded within foreign currency translation adjustments (“CTA”) as a component of other comprehensive income (loss) and remaining there until the hedged net investments are sold or substantially liquidated. The changes in the fair value of the derivatives that are attributable to changes in the difference between the forward rate and spot rate are excluded from the assessment of hedge effectiveness. The changes in fair value that are attributable to the excluded components are initially recorded in CTA and then recognized in interest expense on the Consolidated Income Statement over the life of the derivative instruments. Changes in fair value of derivatives not designated as hedges are reported in other expense in the Consolidated Income Statement. See Note 7 – Financial Assets and Liabilities for further information.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. The second agreement was executed in June 2022 with a separate third-party financial institution and renews automatically on its anniversary date, unless either party elects not to extend.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties were $3.2 billion, $3.6 billion, and $3.1 billion for the years ended March 31, 2025, 2024 and 2023, respectively. The fees associated with the transfers of receivables were $38 million, $49 million, and $47 million for the years ended March 31, 2025, 2024 and 2023, respectively.

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

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at March 31, 2025 and March 31, 2024 were immaterial.

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

The Company recognized right-of-use (“ROU”) assets and associated lease liabilities in the Consolidated Balance Sheet for leases with a term of more than twelve months when a majority percentage of utilization was attributed to the Company. As an implicit rate of return is not readily determinable in transactions where the Company is the lessee, an incremental borrowing rate is used in determining the present value of lease payments, calculated based on information available at the lease commencement date. The ROU asset equals the lease liability adjusted for any initial direct costs, prepaid rent and lease incentives. The Company’s variable lease payments generally relate to payments tied to various indexes, non-lease components and payments above a contractual minimum fixed amount.

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

Intangible Assets Including Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The primary drivers that generate goodwill are the value of synergies between the acquired entities and the Company and the acquired assembled workforce, neither of which qualifies as a separately identifiable intangible asset. Goodwill recorded in an acquisition is assigned to applicable reporting units based on expected revenues or expected cash flows. Goodwill inherited from the former Parent pre-Separation represents the historical goodwill balances in the former Parent’s managed infrastructure services business arising from acquisitions specific to the Company. Identifiable intangible assets with finite lives are amortized on a straight-line basis over their useful lives, which approximates the pattern that the assets’ economic benefits are expected to be consumed over time. Amortization of completed technology is recorded in cost of services, and amortization of all other intangible assets is recorded in SG&A in the Consolidated Income Statement. All costs related to internally developed computer software during the preliminary project stage and post-implementation operation stage are expensed as incurred. Costs incurred during application development stage are capitalized and included in intangibles and amortized over the estimated useful life of the software.

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

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures as “transaction-related costs (benefits)” in the Consolidated Income Statement. Transaction-related costs include gains or losses, employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration, associated with acquisitions, divestitures or the Separation.

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

In March 2024, the Company completed its assessment of the useful lives of its information technology equipment. Based on our usage experience and data analysis, the Company determined it should increase the estimated useful lives of its information technology equipment from five to six years. This change in accounting estimate became effective on April 1, 2024. Based on the carrying amount of information technology equipment included in property and equipment, net as of March 31, 2024, the effect of this change in estimate was a reduction in depreciation expense and an improvement of income before income taxes of approximately $180 million, or $0.80 before income taxes per basic share and $0.77 before income taxes per diluted share, for the year ended March 31, 2025.

We compute depreciation expense on a straight-line method over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings	30 to 50 years
Land improvements	20 years
Leasehold improvements*	Estimated useful life or term of lease
Office and other equipment	2 to 20 years
Information technology equipment (acquired as used)	1.5 to 3 years
Information technology equipment (acquired as new)†	6 years

* Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, rarely exceeding 10 years.

† Extended from five to six years effective April 1, 2024.

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

The Company recognizes additional tax liabilities when the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The noncurrent portion of tax liabilities is included in other noncurrent liabilities in the Consolidated Balance Sheet. To the extent that new information becomes available which causes the Company to change its judgment regarding the adequacy of existing tax liabilities, such changes to tax liabilities will impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

Earnings per Share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average shares of common stock outstanding during the period and potentially dilutive securities, including restricted stock units, performance-conditioned awards, market-conditioned awards, and stock options using the treasury stock method. Refer to Note 6 – Earnings per Share for a reconciliation as well as Note 16 – Stock-based Compensation for further discussion on awards.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The guidance should be applied retrospectively, effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance for the fiscal year ended March 31, 2025. For additional information, see Note 4 – Segments.

Recent Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures through improved reporting related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company has elected not to early adopt this ASU and is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for determining the accounting acquirer in certain transactions. The guidance should be applied prospectively, effective for the fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2026, with early adoption permitted. The Company has evaluated the impact of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

At March 31, 2025, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $34.7 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 37 percent in the subsequent three years, and the balance thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the year ended March 31, 2025, revenue increased by $59 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	At March 31,
(Dollars in millions)	2025	2024
Accounts receivable (net of allowances for credit losses of $13 at March 31, 2025 and $22 at March 31, 2024) *	$1,345	$1,599
Contract assets †	50	30
Deferred income (current)	746	825
Deferred income (noncurrent)	341	314
*	Including unbilled receivable balances of $425 million at March 31, 2025 and $377 million at March 31, 2024.
†

Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the year ended March 31, 2025 that was included within the deferred income balance at March 31, 2024 was $754 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the years ended March 31, 2025, 2024 and 2023:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Beginning balance	$22	$32	$44
Additions (releases)	(7)	4	6
Write-offs	(1)	(4)	(13)
Other *	(1)	(9)	(5)
Ending balance	$13	$22	$32

* Primarily represents translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the years ended March 31, 2025, 2024 and 2023. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of March 31, 2025. Other than receivables with the former Parent, no single client represented more than 10 percent of the Company’s total accounts receivable balance as of March 31, 2024.

Deferred Costs

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at March 31, 2025 and 2024:

	At March 31,
(Dollars in millions)	2025	2024
Deferred transition costs	$697	$753
Prepaid software costs	876	770
Capitalized costs to fulfill contracts	195	212
Capitalized costs to obtain contracts	281	265
Total deferred costs *	$2,049	$2,000

* Of the total deferred costs, $1,009 million was current and $1,040 million was noncurrent at March 31, 2025, and $1,081 million was current and $920 million was noncurrent at March 31, 2024.

The amount of total deferred costs amortized during the year ended March 31, 2025 was $1.7 billion, composed of $291 million of amortization of deferred transition costs, $986 million of amortization of prepaid software and $420 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended March 31, 2024 was $1.8 billion, composed of $335 million of amortization of deferred transition costs, $921 million of amortization of prepaid software and $531 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended March 31, 2023 was $1.7 billion, composed of $342 million of amortization of deferred transition costs, $857 million of amortization of prepaid software and $472 million of amortization of capitalized contract costs. There were no material impairment losses incurred in any period. Refer to Note 1 – Significant Accounting Policies for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

NOTE 4. SEGMENTS

Our reportable segments correspond to how the chief operating decision maker (“CODM”), our chief executive officer, reviews performance and allocates resources. Our four reportable segments consist of the following:

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA, which allows our CODM to evaluate operating results excluding certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA is defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. The CODM reviews budget-to-actual variances of revenue and adjusted EBITDA to assess performance and allocate resources to the segments.

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

The following tables reflect the results of the Company’s segments:

	Year Ended March 31, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$3,876	$2,358	$5,206	$3,617	$15,057
Cost of service, excluding depreciation and amortization *	(2,476)	(1,613)	(3,471)	(2,405)	(9,964)
Selling, general and administrative expenses, excluding depreciation and amortization *	(638)	(343)	(831)	(561)	(2,372)
Other items†	(37)	(13)	(19)	(46)	(115)
Segment adjusted EBITDA	$725	$390	$886	$606	$2,606

	Year Ended March 31, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$4,295	$$2,344	$5,479	$$3,934	$16,052
Cost of service, excluding depreciation and amortization *	(2,778)	(1,651)	(3,957)	(2,720)	(11,106)
Selling, general and administrative expenses, excluding depreciation and amortization *	(735)	(322)	(847)	(577)	(2,480)
Other items†	(2)	(9)	2	4	(5)
Segment adjusted EBITDA	$781	$361	$677	$642	$2,461

	Year Ended March 31, 2023
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$4,726	$2,502	$5,556	$4,241	$17,026
Cost of service, excluding depreciation and amortization *	(3,072)	(1,747)	(4,430)	(3,063)	(12,312)
Selling, general and administrative expenses, excluding depreciation and amortization *	(812)	(340)	(810)	(696)	(2,657)
Other items†	(4)	(9)	7	2	(3)
Segment adjusted EBITDA	$839	$407	$323	$484	$2,052

* Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.

† Other items include workforce rebalancing charges incurred subsequent to March 31, 2024 and other expense.

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Segment adjusted EBITDA	$2,606	$2,461	$2,052
Workforce rebalancing charges incurred prior to March 31, 2024	—	(138)	(71)
Charges related to ceasing to use leased/fixed assets and lease terminations	(48)	(39)	(80)
Transaction-related (costs) benefits	125	46	(264)
Stock-based compensation expense	(100)	(95)	(113)
Interest expense	(100)	(122)	(94)
Depreciation of property, equipment and capitalized software	(660)	(834)	(900)
Amortization expense	(1,308)	(1,287)	(1,245)
Corporate expense not allocated to the segments	(90)	(95)	(77)
Other adjustments*	10	(68)	(59)
Pretax income (loss)	$435	$(168)	$(851)

* Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the year ended March 31, 2024, other adjustments also included an adjustment to reduce amortization expense for the amount already included in transaction-related (costs) benefits above.

Segment Assets and Other Items

The Company does not allocate assets to the above reportable segments for our CODM’s review.

Geographic Information

The following tables provide information for those countries that represent 10 percent or more of the specific category. Refer to Note 8 – Property and Equipment and Note 9 – Leases for more information on allocation methodologies.

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Revenue*
United States	$3,876	$4,295	$4,726
Japan	2,358	2,344	2,502
Other countries	8,823	9,413	9,797
Total revenue	$15,057	$16,052	$17,026
*	Revenues are attributed to countries based on the location of the client and exclude certain allocations.

	At March 31,
(Dollars in millions)	2025	2024
Property and equipment, net
United States *	$883	$951
Other countries	1,687	1,724
Total property and equipment, net	$2,570	$2,674

Operating right-of-use assets, net
United States *	$134	$113
Belgium	92	135
France	81	68
Italy	76	95
Other countries	349	453
Total operating right-of-use assets, net	$731	$864

*       Includes corporate and other.

NOTE 5. TAXES

Income (loss) before income taxes by geography was as follows:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Income (loss) before income taxes:
U.S. operations	$(158)	$(678)	$(1,543)
Non-U.S. operations	593	510	692
Total income (loss) before income taxes	$435	$(168)	$(851)

The components of the provision for income taxes by taxing jurisdiction were as follows:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
U.S. federal:
Current	$1	$39	$—
Deferred	(18)	(10)	(19)
	$(17)	$29	$(19)
U.S. state and local:
Current	$4	$2	$2
Deferred	2	1	(4)
	$6	$3	$(2)
Non-U.S.:
Current	$177	$142	$236
Deferred	18	(2)	308
	$195	$140	$545
Total provision for income taxes	$184	$172	$524

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations was as follows:

	Year Ended March 31,
	2025	2024	2023
Statutory rate	21.0%	21.0%	21.0%
Tax differential on foreign income	4.5%	(17.4)%	(3.9)%
State and local taxes	0.7%	17.8%	5.7%
Valuation allowances	(4.1)%	(67.7)%	(72.0)%
Reserves for uncertain tax positions	14.2%	(7.8)%	(6.5)%
Global Intangible Low-Taxed Income (GILTI)	1.5%	—%	(2.0)%
Undistributed foreign earnings	(2.5)%	2.2%	1.5%
Impact of foreign operations	20.9%	(43.6)%	(8.6)%
Basis adjustment	—%	(6.2)%	—%
Tax credits	(13.1)%	28.7%	4.7%
Return to provision	(3.1)%	(19.3)%	0.3%
Nondeductible items	1.9%	(8.6)%	(2.0)%
Other	—%	(1.4)%	—%
Effective tax rate	41.9%	(102.2)%	(61.6)%

The provision for income taxes for the year ended March 31, 2025 was $184 million as compared to $172 million for the year ended March 31, 2024. The increase in income tax expense was primarily driven by an increase in pretax book income. The provision for income taxes for the year ended March 31, 2024 was $172 million as compared to $524 million for the year ended March 31, 2023. The decrease in income tax expense was primarily driven by valuation allowances established in fiscal year 2023, changes in uncertain tax positions during fiscal year 2024 as a result of audit settlements and statutes of limitations lapsing, offset by increases in taxes on foreign operations.

The Company’s effective tax rate for the year ended March 31, 2025 was higher than the Company’s statutory tax rate primarily due to the Company’s pretax income in fiscal year 2025, compared to a pretax loss in fiscal year 2024. The Company’s effective tax rate for the year ended March 31, 2024 was lower (more negative) than the Company’s statutory tax rate primarily due to the Company’s pretax loss being significantly lower in fiscal year 2024 and current year losses not benefitted due to the existing valuation allowances. The Company’s effective tax rate for the year ended March 31, 2023 was lower than the Company’s statutory tax rate primarily due to changes in valuation allowances, taxes on foreign operations and uncertain tax positions. The Organization for Economic Cooperation and Development’s Pillar Two rules, effective beginning in fiscal year 2025, did not significantly affect the Company’s tax rate or cash flows for the year ending March 31, 2025.

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	March 31,
(Dollars in millions)	2025	2024
Deferred tax assets
Retirement benefits	$106	$121
Leases	253	308
Stock-based and other compensation	75	90
U.S. tax loss/credit carryforwards	520	441
Deferred income	38	65
Foreign tax loss/credit carryforwards	75	66
Allowance for credit losses	9	12
Goodwill and intangible assets	61	59
Workforce rebalancing charges	8	15
Limitation on deductibility of interest	88	79
Accruals	99	94
Other	52	57
Gross deferred tax assets	$1,384	$1,406
Less: valuation allowance	(749)	(748)
Net deferred tax assets	$634	$657

Deferred tax liabilities
Fixed assets and depreciation	$97	$34
Leases and right-of-use assets	242	294
Undistributed foreign earnings	5	16
Deferred transition costs	121	131
Prepaids	2	4
Other	15	16
Gross deferred tax liabilities	$482	$494

As of March 31, 2025, the Company had tax-affected U.S. and foreign net operating loss/credit carryforwards deferred tax assets of $520 million and $75 million, respectively. As of March 31, 2024, the Company had tax-affected U.S. and foreign net operating loss/credit carryforwards deferred tax assets of $441 million and $66 million, respectively. If not utilized, the U.S. state and foreign net operating loss carryforwards will begin to expire in 2026. The U.S. federal net operating losses incurred post 2017 can be carried forward indefinitely. Certain of our acquired U.S. net operating losses and general business credits are subject to limitations under IRC Section 382 and will begin to expire in 2029.

The valuation allowances as of March 31, 2025 and 2024 were $749 million and $748 million, respectively. The increase in valuation allowances from March 31, 2024 to March 31, 2025 was $1 million. The change in valuation allowances primarily reflects an increase in the U.S. due to current-year tax credit carryforwards generated and the impact of purchase accounting related to acquired net operating losses, which are not more likely than not to be realized. This increase was partially offset by the release and reduction in the valuation allowance for certain foreign jurisdictions resulting from the reversal of deductible temporary differences. Estimates of future taxable income could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Balance at beginning of period	$108	$104	$55
Additions based on tax positions related to the current year	35	36	46
Additions for tax positions of prior years	28	—	3
Reductions for tax positions of prior years (including impacts due to a lapse of statute)	(3)	(32)	—
Balance at end of period	$168	$108	$104

Liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

With limited exceptions, the Company is generally subject to income tax audits for tax years subsequent to September 1, 2021, or post-Separation, including in the U.S., Germany, Japan and Spain. Pursuant to the terms of the Separation, any tax liabilities attributable to the tax period (or portion thereof) ending on or before November 3, 2021, are generally not the Company’s liability. As of March 31, 2025, the Company is not aware of any material open income tax audits that would result in a liability owed by the Company. The Company does not expect a significant increase or decrease in unrecognized tax benefits within the next twelve months. The net amount of $168 million unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended March 31, 2025, the Company recognized $12.5 million in interest expense and penalties. The Company had $4 million for interest and penalties accrued at March 31, 2024.

Pursuant to the terms of the Separation, there were certain tax refunds related to estimated tax payments and refundable value-added taxes for which we would have been required to reimburse our former Parent as the refunds were received, as well as certain tax benefits related to net operating losses that were transferred to the Company for which we would have been required to pay to our former Parent as the tax benefits were realized. In addition, our former Parent had obligations to indemnify the Company for tax liabilities attributable to tax periods (or portions thereof) ending on or before November 3, 2021. During fiscal year 2025, an agreement was executed with our former Parent that resolved both parties’ obligations related to the Separation. The agreement did not have a material impact on the Company’s financial statements.

As of March 31, 2025, the Company’s undistributed earnings from certain non-U.S. subsidiaries were not indefinitely reinvested. Accordingly, the Company recorded a deferred tax liability of $4 million for the estimated taxes associated with the repatriation of these earnings. The Company intends to repatriate certain foreign earnings that have been taxed in the U.S. and undistributed earnings to the extent the foreign earnings are not restricted by local laws and can be accessed in a cost-effective manner.

NOTE 6. EARNINGS PER SHARE

We did not declare any stock dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the years ended March 31, 2025, 2024 and 2023.

	Year Ended March 31,
(In millions, except per share amounts)	2025	2024	2023
Net income (loss) on which basic and diluted earnings per share is calculated	$252	$(340)	$(1,374)

Number of shares on which basic earnings (loss) per share is calculated	231.5	229.2	226.7
Dilutive effect of stock options and equity awards	7.7	—	—
Number of shares on which diluted earnings (loss) per share is calculated	239.1	229.2	226.7

Basic earnings (loss) per share	$1.09	$(1.48)	$(6.06)
Diluted earnings (loss) per share	1.05	(1.48)	(6.06)

For the years ended March 31, 2024 and 2023, the number of shares on which basic and diluted earnings (loss) per share is calculated was the same as a result of the net loss incurred in the period. The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Year Ended March 31,
(In millions)	2025	2024	2023
Nonvested restricted stock units	0.6	8.8	9.4
Nonvested performance-conditioned stock units	4.2	3.0	2.3
Nonvested market-conditioned stock units	0.7	2.7	2.3
Stock options issued and outstanding	—	3.6	3.7
Total	5.5	18.1	17.7

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2025 and 2024.

	Fair Value
	Hierarchy	At March 31, 2025			At March 31, 2024
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$6	$29	$(23)	$2	$1	$1
Cross-currency swap contracts	2	12	11	—	1	11	(9)
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	27	2	25	2	6	(4)
Total		$45	$43	$2	$5	$18	$(13)

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets and other noncurrent assets, and the gross balances of derivative liabilities are contained within other accrued expenses and liabilities, or other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at March 31, 2025 and 2024. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balance of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at March 31, 2025 and 2024 was $765 million and $828 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 12 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion and $2.9 billion as of March 31, 2025 and 2024, respectively. The debt had an estimated fair value of $2.7 billion and $2.6 billion as of March 31, 2025 and 2024, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At March 31, 2025			At March 31, 2024
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$357	$—	$357	$281	$—	$281
Net investment hedges	1,485	500	1,985	—	500	500
Derivatives not designated as hedging instruments	$1,148	$—	$1,148	$1,624	$—	$1,624

The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses denominated in certain currencies. At March 31, 2025, the maximum remaining length of time over which the Company has hedged its exposures is approximately one year. At March 31, 2025 and 2024, the weighted-average remaining maturity of these instruments was approximately 0.5 years.

At March 31, 2025 and 2024, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized losses of $1 million and unrealized gains of $2 million (each before taxes), respectively, in AOCI. The Company estimates that $1 million (before taxes) of deferred net losses on derivatives in AOCI at March 31, 2025 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Net Investment Hedges

The Company has entered into and designated cross-currency interest rate swap contracts and currency forward contracts as net investment hedges to mitigate foreign exchange exposure related to net investments. Under the terms of the cross-currency swaps, the Company makes fixed-rate payments in foreign currencies and receives fixed-rate amounts in U.S. dollars, with the exchange of the underlying notional amounts at maturity whereby the Company will receive U.S. dollars and pay foreign currencies at exchange rates which are determined at contract inception. Under the terms of the currency forward contracts, the Company commits to sell the local currency of certain subsidiaries in exchange for U.S. dollars at specified forward rates. At March 31, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately nine years. At March 31, 2025 and 2024, the weighted-average remaining maturity of these instruments was approximately three and ten years, respectively. At March 31, 2025 and 2024, the Company had unrealized losses of $6 million and unrealized losses of $11 million (each before taxes), respectively, in AOCI related to net investment hedges.

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

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Gain (Loss) Recognized in Consolidated Income Statement
	and Other Comprehensive Income
	Year Ended March 31,
(Dollars in millions)	2025	2024	2023

Derivative instruments in cash flow hedges:	Recognized in OCI
Foreign exchange contracts	$(14)	$22	$(4)
Derivative instruments in net investment hedges:
Cross-currency swaps	$10	$(11)	$—
Foreign exchange contracts	(5)	—	—
Total	$(9)	$11	$(4)

		Gain (Loss) Recognized in Consolidated Income Statement
		and Other Comprehensive Income
					Amounts Excluded from
	Consolidated	Reclassified from AOCI			Effectiveness Testing
	Income Statement	Year Ended March 31,			Year Ended March 31,
(Dollars in millions)	Line Item	2025	2024	2023	2025	2024	2023
Derivative instruments in cash flow hedges:
Foreign exchange contracts	Cost of services	$(11)	$21	$(2)	$—	$—	$—
Derivative instruments in net investment hedges:
Cross-currency swaps	Interest expenses	—	—	—	12	1	—
Foreign exchange contracts	Interest expenses	—	—	—	10	—	—
Total	Total	$(11)	$21	$(2)	$22	$1	$—

For the years ended March 31, 2025, 2024 and 2023, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges, or associated with an underlying exposure that did not or was not expected to occur, nor are there any anticipated in the normal course of business. There were no net investment hedges in the year ended March 31, 2023.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

		Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated
	Income Statement	Year Ended March 31,
(Dollars in millions)	Line Item	2025	2024	2023

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$(15)	$(48)	$20
Total		$(15)	$(48)	$20

NOTE 8. PROPERTY AND EQUIPMENT

The following table presents the balances of property and equipment by type:

	At March 31,
(Dollars in millions)	2025	2024
Information technology equipment	$5,858	$6,374
Buildings and leasehold improvements	2,402	2,502
Office and other equipment	268	354
Land and land improvements	68	70
Property and equipment, gross	$8,597	$9,300
Accumulated depreciation	(6,026)	(6,626)
Property and equipment, net	$2,570	$2,674

The unpaid property and equipment balance included in accounts payable and accrued expenses was $45 million and $29 million at March 31, 2025 and 2024, respectively. Depreciation of property and equipment was $618 million, $801 million, and $900 million for the years ended March 31, 2025, 2024 and 2023, respectively. Additionally, as part of the site-rationalization program, the Company recognized $8 million, $21 million and $7 million of accelerated depreciation related to ceasing to use certain owned fixed assets for the years ended March 31, 2025, 2024 and 2023, respectively. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for additional details.

NOTE 9. LEASES

The following table presents the various components of lease costs:

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Finance lease costs	$95	$112	$85
Operating lease costs	331	388	434
Short-term lease costs	1	4	7
Variable lease costs	154	135	108
Sublease income	(6)	(11)	(9)
Total lease costs	$576	$629	$625

During the fiscal years of 2025, 2024 and 2023, we identified and ceased use of certain operating right-of-use assets that were inherited from the former Parent at Separation. We determined that we will no longer receive economic benefits from these leased properties and do not have the intent or practical ability to sublease or sell them. Accordingly, we recorded accelerated depreciation in the amount of $39 million, $14 million and $69 million (representing the remaining carrying value of the identified right-of-use assets, not included in the operating lease costs in the table above) for the years ended March 31, 2025, 2024 and 2023, respectively. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

The Company had no sale and leaseback transactions for the years ended March 31, 2025, 2024 and 2023.

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities and, as such, are excluded from the amounts below.

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for finance leases	$17	$14	$5
Financing cash outflows for finance leases	117	116	83
Operating cash outflows for operating leases	404	387	417
Right-of-use assets obtained in exchange for new finance lease liabilities	70	212	111
Right-of-use assets obtained in exchange for new operating lease liabilities	204	291	175

The following table presents the weighted-average lease term and discount rate for finance and operating leases:

	At March 31,
	2025		2024
Finance leases
Weighted-average remaining lease term	4.1	years	3.8	years
Weighted-average discount rate	5.74%		5.58%
Operating leases
Weighted-average remaining lease term	4.4	years	4.8	years
Weighted-average discount rate	5.07%		5.15%

The following table presents a maturity analysis of expected undiscounted cash flows for operating and finance leases on an annual basis for the next five years and thereafter.

	Year Ending March 31,						Imputed
(Dollars in millions)	2026	2027	2028	2029	2030	Thereafter	Interest*	Total
Finance leases	$126	$97	$56	$19	$3	$—	$52	$250
Operating leases	$346	$223	$142	$113	$60	$100	$198	$785

*      Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following table presents the total amount of finance leases recognized in the Consolidated Balance Sheet:

	At March 31,
(Dollars in millions)	2025	2024
Right-of-use assets – Property and equipment, net	$297	$309
Lease liabilities:
Current – Current portion of long-term debt	100	95
Noncurrent – Long-term debt	150	193

NOTE 10. ACQUISITIONS AND DIVESTITURES

Acquisition of Skytap

In April 2024, the Company completed the acquisition of Skytap, Inc. (“Skytap”), a leading specialized workload services provider, by acquiring all outstanding equity interests of Skytap in exchange for cash consideration. The acquisition of Skytap was accounted for as a business combination in accordance with ASC 805, Business

Combinations. Our financial statements for the year ended March 31, 2025 reflect the assets, liabilities, operating results and cash flows of Skytap, commencing from the acquisition date. The Company acquired Skytap for cash consideration of approximately $45 million, net of cash acquired of $4 million. Costs associated with this acquisition were immaterial. Pro forma financial information has not been presented, as revenue and expenses related to the acquisition do not have a material impact on the Company’s Consolidated Financial Statements.

The acquisition of Skytap expands the Company’s hybrid cloud services portfolio. The final purchase price allocation resulted in approximately $43 million in intangible assets, primarily consisting of $13 million in completed technologies and $30 million in customer relationships with estimated useful lives of five and eight years, respectively, assets transferred of $24 million (inclusive of cash acquired of $4 million), liabilities assumed of $29 million, and goodwill of $11 million, primarily attributable to synergies expected to arise from this acquisition. We do not expect the goodwill to be deductible for income tax purposes.

Since the completion of the acquisition, the Company has made immaterial adjustments to the preliminary purchase price allocation impacting the valuation of goodwill and assets transferred.

Disposal of the Securities Industry Services (“SIS”) Platform in Canada

During the three months ended December 31, 2024, the Company completed the sale of its transaction processing platform for securities brokerage industry services in Canada (which is a component of the Company’s Principal Markets segment), for approximately $185 million in cash. In connection with the sale, the Company recognized a $145 million pretax gain, which was recorded within transaction-related costs (benefits) on the Consolidated Income Statement. This disposition is not accounted for as discontinued operations as it does not meet the relevant criteria. The carrying value of the net assets sold was not material.

NOTE 11. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following tables present the Company’s intangible asset balances by major asset class:

	At March 31, 2025			At March 31, 2024
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$216	$(76)	$141	$172	$(48)	$125
Customer relationships*	121	(60)	61	152	(96)	56
Completed technology	13	(2)	11	—	—	—
Patents and trademarks*	15	(10)	5	14	(6)	8
Total	$365	$(148)	$218	$339	$(150)	$188

* Amounts include effects from foreign currency translation.

There was no impairment of identifiable intangible assets recorded in the periods reported. The net carrying amount of intangible assets increased by $29 million during the year ended March 31, 2025, primarily due to additions of capitalized software, partially offset by amortization. The aggregate intangible asset amortization expense was $72 million, $63 million, and $46 million for the years ended March 31, 2025, 2024 and 2023, respectively. Aggregate amortization expense in fiscal year 2025 included amortization of capitalized software of $42 million, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows. During the year ended March 31, 2025, the Company retired approximately $75 million of fully amortized intangible assets, primarily related to customer relationships.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2025:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2026	$47	$21	$3	$3	$74
2027	47	19	3	2	71
2028	23	5	3	—	31
2029	17	5	3	—	24
2030	6	4	—	—	10
Thereafter	—	8	—	—	8

Goodwill

The following table presents a roll-forward of goodwill balances by segment for the years ended March 31, 2025 and 2024:

	United		Principal	Strategic
(Dollars in millions)	States	Japan	Markets	Markets	Total
Balance as of March 31, 2023	$—	$495	$142	$176	$812
Translation Adjustments	—	(7)	(1)	—	(7)
Balance as of March 31, 2024	$—	$488	$141	$176	$805
Acquisitions and (Divestitures)*	$11	$—	$(27)	$—	$(15)
Translation Adjustments	—	1	—	—	1
Reallocation	—	—	(23)	23	—
Balance as of March 31, 2025	$11	$489	$92	$198	$790
*

Represents the goodwill acquired as part of the purchase of Skytap and the removal of goodwill related to the divestiture of the SIS platform using the relative fair value approach. See Note 10 – Acquisitions and Divestitures for additional details.

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

We conducted an impairment assessment as of January 1, 2025. After evaluating and weighing all relevant qualitative factors, the Company concluded that it is unlikely that the fair value of any of its reporting units is less than its carrying amount as of the date of the assessment. Accordingly, there were no goodwill impairment losses recorded for the year ended March 31, 2025. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units, all of which occurred immediately following the Separation.

NOTE 12. BORROWINGS

Debt

The following table presents the components of our debt:

			March 31,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2025	2024
Commercial loan agreement	3.00%	July 2026	$39	$68
Unsecured senior notes due 2026	2.05%	October 2026	700	700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35% *	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease obligations	5.74% †	2025-2031	250	291
			$3,190	$3,259
Less: Unamortized discount			4	5
Less: Unamortized debt issuance costs			14	16
Less: Current portion of long-term debt			129	126
Total long-term debt			$3,042	$3,112

*      Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

†     Weighted-average discount rate

Contractual obligations of long-term debt outstanding at March 31, 2025, exclusive of finance lease obligations, were as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2026	$29
2027	710
2028	—
2029	500
2030	—
Thereafter	1,700
Total	$2,939

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

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). In March 2025, we further amended the agreement, extending the maturity to March 2030. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement.

The total facility fees recorded by the Company for the Revolving Credit Agreement were $5 million and $5 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, there has been no drawdown on the Revolving Credit Agreement.

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

Loan Agreement

The commercial loan agreement contains covenants, primarily for compliance with the scheduled payments in the loan agreement. Failure to comply with the loan covenants could constitute an event of default and result in the immediate repayment of the principal and interest on the loan. The Company is in compliance with all of the loan covenants and is expected to maintain a credit rating at or above the level outlined in the loan agreement. The carrying amount of the loan approximates fair value and is classified as Level 2 in the fair value hierarchy.

NOTE 13. OTHER LIABILITIES

The following table provides the components of other liabilities at March 31, 2025 and 2024.

	At March 31,
(Dollars in millions)	2025	2024
Workforce rebalancing (current)	$29	$45
Other current accruals	426	476
Other accrued expenses and liabilities	$454	$521
Workforce rebalancing (noncurrent)	$3	$12
Deferred taxes	51	55
Income tax reserve	136	90
Other	253	174
Other noncurrent liabilities	$443	$332

In response to changing business needs, the Company has taken workforce rebalancing actions to increase productivity, enhance cost-competitiveness and rebalance skills. The workforce rebalancing liabilities at March 31, 2025 and 2024 include liabilities inherited from our former Parent plus new actions taken by Kyndryl during the fiscal year. Refer to Note 19 – Workforce Rebalancing and Site-Rationalization Charges for details.

Pursuant to the terms of the Separation, the Company may be required to reimburse our former Parent for certain tax refunds we receive and to indemnify our former Parent for certain tax payments. For more information, see Note 5 – Taxes.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2025 and 2024 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2025, we had short-term (April 2025 through March 2026), mid-term (April 2026 through March 2028) and long-term (April 2028 onward) purchase commitments in the amount of $0.2 billion, $0.6 billion and $0.1 billion, respectively. During the year ended March 31, 2025, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

In July 2017, BMC Software, Inc. (“BMC”) filed suit against IBM in the U.S. Court for the Southern District of Texas in a dispute involving various aspects of IBM’s business, including its managed infrastructure business. BMC alleged IBM’s removal of BMC software from one of its client’s sites at the client’s request constituted breach of contract, fraudulent inducement and trade secret misappropriation. In May 2022, the trial court entered a judgment against IBM and awarded BMC $717 million in direct damages and $717 million in punitive damages, plus interest, for which IBM might have tried to seek an indemnity from the Company. However, IBM appealed the judgment, and in April 2024, the court of appeals overturned the judgment against IBM. In March 2025, the United States Supreme Court denied a request by BMC to review the court of appeals’ ruling. Accordingly, we do not expect to have any liability related to this judgment.

Separately, certain contractual disputes have arisen between Kyndryl and IBM following the Separation. Over the course of this fiscal year, Kyndryl and IBM have resolved most of these matters, with certain of these matters resulting in a credit recorded in cost of services in the three months ended June 30, 2024, and other matters being resolved during the period largely in line with the Company’s accruals with no net cash outlays required by Kyndryl.

NOTE 15. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the years ended March 31, 2025, 2024 and 2023:

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2025	Amount	Benefit	Amount
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(50)	$—	$(50)
Unrealized gains (losses) on net investment hedges	4	(2)	2
Total foreign currency translation adjustments	$(46)	$(2)	$(48)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(14)	$3	$(11)
Reclassification of (gains) losses to net income	11	—	11
Total unrealized gains (losses) on cash flow hedges	$(2)	$3	$—
Retirement-related benefit plans:
Prior service (credits) costs	$2	$(1)	$1
Net gains (losses) arising during the period	17	(4)	13
Curtailments and settlements	7	(2)	5
Amortization of net (gains) losses	16	(4)	12
Total retirement-related benefit plans	$42	$(10)	$32
Other comprehensive income (loss)	$(6)	$(10)	$(16)

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2024	Amount	Benefit	Amount
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(36)	$—	$(36)
Unrealized losses on net investment hedges	(11)	—	(11)
Total foreign currency translation adjustments	$(47)	$—	$(47)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$22	$(1)	$21
Reclassification of (gains) losses to net income	(21)	—	(21)
Total unrealized gains (losses) on cash flow hedges	$1	$(1)	$—
Retirement-related benefit plans:
Prior service (credits) costs	$(3)	$1	$(2)
Net gains (losses) arising during the period	(56)	10	(45)
Curtailments and settlements	10	(2)	8
Amortization of prior service (credits) costs	1	—	1
Amortization of net (gains) losses	5	(2)	3
Total retirement-related benefit plans	$(42)	$7	$(36)
Other comprehensive income (loss)	$(88)	$6	$(82)

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2023	Amount	Benefit	Amount
Foreign currency translation adjustments	$(186)	$—	$(186)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$—	$(4)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(3)	$—	$(2)
Retirement-related benefit plans:
Prior service (credits) costs	$4	$—	$3
Net gains (losses) arising during the period	175	—	175
Curtailments and settlements	10	(2)	8
Amortization of prior service (credits) costs	1	—	1
Amortization of net (gains) losses	40	(11)	29
Total retirement-related benefit plans	$229	$(14)	$215
Other comprehensive income (loss)	$40	$(14)	$27

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign Currency	Net Change in	Accumulated Other
	Gains (Losses)	Translation	Retirement-Related	Comprehensive
(Dollars in millions)	on Cash Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
March 31, 2022	$3	$(735)	$(357)	$(1,089)
Other comprehensive income (loss)	(2)	(186)	215	27
March 31, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	—	(47)	(36)	(82)
March 31, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	—	(48)	32	(16)
March 31, 2025	$1	$(1,016)	$(145)	$(1,160)

*	Foreign currency translation adjustments are presented gross except for any associated hedges, which are presented net of tax.

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

During the year ended March 31, 2025, the Company repurchased 2.6 million shares of its common stock at an aggregate cost of $94 million under the Share Repurchase Program.

NOTE 16. STOCK-BASED COMPENSATION

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

The following table summarizes stock-based compensation cost, which is included in net income (loss).

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Cost of services	$12	$16	$21
Selling, general and administrative expense	89	78	92
Pretax stock-based compensation expense	$100	$95	$113
Income tax benefits	(7)	(5)	(5)
Stock-based compensation cost, net of tax	$93	$90	$108

The Company’s total unrecognized compensation cost related to non-vested awards at March 31, 2025 was $123 million and is expected to be recognized over a weighted-average period of approximately 2.1 years. Capitalized stock-based compensation cost was not material during any period presented.

Stock Units

The following table summarizes the activity related to Kyndryl’s RSUs, market-conditioned stock units and performance-conditioned stock units:

			Market-Conditioned		Performance-Conditioned
	RSUs		Stock Units		Stock Units*
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Nonvested balance at March 31, 2022	9.8	$26.36	1.8	$15.14	—	$—
Awards granted	5.0	$10.80	0.7	$12.51	2.5	$10.62
Awards vested	(4.9)	26.09	—	—	—	—
Awards canceled/forfeited	(0.5)	23.09	(0.2)	14.46	(0.1)	10.62
Nonvested balance at March 31, 2023	9.4	$18.43	2.3	$14.40	2.3	$10.62
Awards granted	3.1	$13.52	0.6	$14.10	2.0	$13.37
Awards vested	(4.0)	21.92	—	—	—	—
Awards canceled/forfeited	(0.4)	17.43	(0.1)	14.43	(0.1)	11.85
Nonvested balance at March 31, 2024	8.0	$15.33	2.9	$14.32	4.3	$12.28
Awards granted	1.7	$26.65	0.4	$26.23	1.2	$26.47
Awards vested	(3.3)	17.14	(0.8)	15.14	—	—
Awards canceled/forfeited	(0.3)	16.58	(0.8)	15.12	(0.1)	12.13
Nonvested balance at March 31, 2025	6.1	$17.49	1.6	$16.33	5.4	$15.01
*	The grant-date fair value of performance-conditioned stock units issued was determined using the stock price at the grant date.

The Company used the following assumptions in the Monte-Carlo simulation pricing model to estimate the grant-date fair values of the market-conditioned stock units granted within each of the following fiscal years.

	Year Ended March 31,
Market-conditioned Stock Units:	2025	2024	2023
Share price	$26.51	$13.55	$10.89
Expected volatility*	43%	39%	39%
Risk-free interest rate	4.60%	4.57% - 5.38%	2.85%
Dividend yield	0%	0%	0%
*	Based on the average three-year historic volatility across a group of peer companies.

Stock Options

The following table summarizes the activity related to Kyndryl’s stock options:

	Stock Options
					Weighted-
			Weighted-		Average
		Weighted-	Average	Aggregate	Remaining
	Number	Average	Grant Date	Intrinsic	Contractual
	of Units	Exercise Price	Fair Value	Value	Term
	(in millions)	(per share)	(per share)	(in millions)	(in years)
Outstanding balance at March 31, 2022	3.8	$17.76	$6.54	$—	9.7
Awards exercised	—	—	—	—
Awards canceled/forfeited	(0.2)	17.78	6.54
Outstanding balance at March 31, 2023	3.7	$17.76	$6.54	$—	8.7
Awards exercised	(0.0)	17.30	6.61	—
Awards canceled/forfeited	(0.1)	17.78	6.54
Outstanding balance at March 31, 2024	3.5	$17.77	$6.54	$—	7.3
Awards exercised	(0.4)	17.69	6.56	4.7
Awards canceled/forfeited	(0.0)	17.78	6.54
Outstanding balance at March 31, 2025	3.1	$17.78	$6.54	$42.7	6.4
Options vested and exercisable at March 31, 2025	2.4	$17.78	$6.54	$32.1	6.3

NOTE 17. RETIREMENT-RELATED BENEFITS

Defined Benefit Pension Plans

The Company sponsors and co-sponsors defined benefit pension plans that cover certain non-U.S. employees and retirees. The defined benefit pension plan benefits are based principally on employees’ years of service and/or compensation levels at or near retirement. These plans are accounted for as defined benefit pension plans for purposes of the consolidated financial statements. Accordingly, the net benefit obligations, plan assets and the related benefit plan expenses of those plans have been recorded in the Company’s consolidated financial statements.

The following tables present the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement.

	Year Ended March 31,
(Dollars in millions)	2025	2024	2023
Service cost	$34	$38	$44
Interest cost*	52	55	32
Expected return on plan assets*	(59)	(60)	(43)
Amortization of prior service costs (credits)*	1	1	1
Recognized actuarial losses*	16	4	40
Curtailments and settlements*	8	13	10
Total net periodic pension cost	$53	$51	$84

*These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The following table presents the changes in net benefit obligation and plan assets for the defined benefit pension plans.

	Year Ended March 31,
(Dollars in millions)	2025	2024
Change in benefit obligation
Benefit obligation at beginning of period	$1,670	$1,659
Service cost	34	38
Interest cost	52	55
Plan participants’ contributions	3	3
Actuarial losses (gains)*	(53)	83
Benefits paid from trust	(22)	(24)
Direct benefit payments	(39)	(38)
Business combination/divestiture	—	(23)
Foreign exchange impact	(2)	(23)
Amendments, curtailments, settlements and other	(80)	(61)
Benefit obligation at end of period	$1,563	$1,670
Accumulated benefit obligation	$1,484	$1,583
Change in plan assets
Fair value of plan assets at beginning of period	$1,248	$1,226
Actual return on plan assets	15	87
Employer contributions	17	14
Fair value of plan assets assumed from former Parent†	—	27
Plan participants’ contributions	3	3
Benefits paid from trust	(22)	(24)
Business combination/divestiture	—	(18)
Foreign exchange impact	3	(18)
Settlements	(65)	(49)
Fair value of plan assets at end of period	$1,199	$1,248
Funded status at end of period	$(364)	$(422)
*	The year-over-year change was primarily driven by lower inflation rates and demographic factors.
†	Due to the separation of a pension plan that used to be co-sponsored by Kyndryl and the former Parent.

The following table presents the amounts recorded in the Consolidated Balance Sheet for the defined benefit pension plans.

	At March 31,
(Dollars in millions)	2025	2024
Noncurrent assets – pension assets	$148	$105
Current liabilities – accrued compensation and benefits	(40)	(40)
Noncurrent liabilities – retirement and nonpension postretirement benefit obligations	(471)	(487)
Funded status, net	$(364)	$(422)

The following table presents information for defined benefit pension plans with accumulated benefit obligations (ABO) or projected benefit obligations (PBO) in excess of plan assets.

	At March 31, 2025		At March 31, 2024
	Benefit	Plan	Benefit	Plan
(Dollars in millions)	Obligation	Assets	Obligation	Assets
Plans with PBO in excess of plan assets	$745	$233	$714	$187
Plans with ABO in excess of plan assets	605	157	712	186
Plans with plan assets in excess of PBO	818	966	957	1,061

The following table presents the pretax net loss and prior service costs (credits) recognized in OCI and the changes in pretax net loss and prior service costs (credits) recognized in AOCI for the defined benefit pension plans.

	Year Ended March 31,
(Dollars in millions)	2025	2024
Net loss (gain) at beginning of period	$296	$253
Current period loss (gain)	(17)	57
Curtailments and settlements	(8)	(10)
Amortization of net loss included in net periodic benefit cost	(16)	(4)
Net loss (gain) at end of period	$256	$296
Prior service costs (credits) at beginning of period	4	8
Current period prior service costs (credits)	(2)	(2)
Amortization for prior service costs (credits) included in net periodic benefit cost	(1)	(1)
Prior service costs (credits) at end of period	$1	$4
Total amounts recognized in accumulated other comprehensive loss (income) *	$257	$301
*

See Note 15 – Equity for the total change in AOCI and the Consolidated Statement of Comprehensive Income for the components of net periodic benefit cost, which includes components related to nonpension postretirement benefit plans as well as the related tax effects, recognized in OCI for the retirement-related benefit plans.

The following table presents the weighted-average assumptions used to measure the net periodic pension cost and the year-end benefit obligations for the defined benefit pension plans.

	Year Ended March 31,
Weighted-average assumptions used to measure:	2025	2024	2023
Net periodic pension cost
Discount rate	3.30%	3.57%	1.88%
Expected long-term returns on plan assets	4.63%	4.69%	3.33%
Rate of compensation increase	2.84%	2.85%	2.54%
Benefit obligations
Discount rate	3.68%	3.30%	3.57%
Rate of compensation increase	2.80%	2.84%	2.85%
Interest crediting rate – cash balance plans	1.83%	1.65%	1.52%

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

The investment objective of the defined benefit plans is to generate returns that will enable the plan to meet its future obligations. The weighted-average target allocation for the defined benefit plans is 28% equity securities, 46% fixed-income securities, 6% real estate, 14% insurance contracts and 6% other investments. Typically the responsibility for determining the target allocation and managing the investments lies with a plan governing board that may include up to 50 percent of members elected by employees and retirees. Generally, these defined benefit plans do not invest in illiquid assets, and their use of derivatives is mainly for currency hedging, interest rate risk management, credit exposure and alternative investment strategies.

The following table presents the Company’s defined benefit pension plans’ asset classes and their associated fair value at March 31, 2025 and 2024.

	At March 31, 2025				At March 31, 2024
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity
Equity securities	$—	$—	$—	$—	$—	$—	$—	$—
Fixed income
Government and related (1)	—	104	—	104	—	112	—	112
Corporate bonds	—	21	—	21	—	21	—	21
Insurance contracts	—	169	—	169	—	189	—	189
Cash and short-term investments (2)	3	—	—	3	3	1	—	3
Derivative assets (3)	—	4	—	4	—	5	—	5
Subtotal	$3	$297	$—	$301	$3	$327	$—	$329
Investments measured at net asset value using NAV as a practical expedient (4)	—	—	—	898	—	—	—	919
Fair value of plan assets	$3	$297	$—	$1,199	$3	$327	$—	$1,248
(1)	Includes debt issued by national, state and local governments and agencies.
(2)	Includes cash, cash equivalents and short-term marketable securities.
(3)	Includes forward contracts, interest rate swaps, exchange traded and other over-the-counter derivatives.
(4)

Investments measured at fair value using the net asset value (NAV) per share (or its equivalent), as a practical expedient. These investments include commingled funds, hedge funds, common collective trusts, private equity partnerships and real estate partnerships.

Approximately 57 percent of plan assets are held in plans which are co-sponsored by the Company and the former Parent. The allocation of the fair value of co-sponsored plan assets is based on the initial pension assets assumed in connection with establishment of certain Kyndryl legal entities, Company contributions, distributions and market returns.

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

It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The Company contributed $17 million, $14 million, and $27 million to the defined benefit pension plans during the years ended March 31, 2025, 2024 and 2023, respectively. Additionally, the Company made direct payments of $44 million, $46 million, and $37 million to participants of the defined benefit pension plans during the years ended March 31, 2025, 2024 and 2023, respectively.

The Company estimates contributions to its defined benefit pension plans in fiscal year 2026 to be approximately $12 million. This amount generally represents legally mandated minimum contributions. Financial market performance in fiscal year 2026 could increase or decrease the legally mandated minimum contribution in certain countries that require monthly or daily remeasurement of the funded status. The Company could also elect to contribute more than the legally mandated amount based on market conditions or other factors.

The following table presents the total expected benefit payments to participants of the defined benefit pension plans.

Expected
(Dollars in millions)	Benefit Payments
Fiscal year ending March 31,
2026	$110
2027	103
2028	107
2029	109
2030	110
2031-2035	597

The fiscal year 2026 expected benefit payments not covered by the respective plan assets represent a component of compensation and benefits, within current liabilities, in the Consolidated Balance Sheet.

Defined Contribution Retirement Plans

The Company sponsors defined contribution retirement plans for certain eligible employees. The Company’s contribution expense associated with employer matching benefits was $131 million, $140 million, and $142 million, for the years ended March 31, 2025, 2024 and 2023, respectively.

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

Contributions to the nonpension postretirement benefit plans and the multi-employer plans and components of net periodic benefit cost related to these plans and were not material for any period presented. Additionally, the components resulting in a change in benefit obligation and the activity recognized in AOCI related to the nonpension postretirement benefit plans were not material for the periods presented. The nonpension postretirement benefit plans had a noncurrent liability recorded in retirement and nonpension postretirement benefit obligation in the Consolidated Balance Sheet of $9 million at March 31, 2025 and $10 million at March 31, 2024. The weighted-average discount rate used to measure the nonpension postretirement benefit plan obligation was 3.16%, 2.89% and 3.02%, for the years ended March 31, 2025, 2024 and 2023, respectively. There were no plan assets in the nonpension postretirement benefit plans for any period presented. As a result, the noncurrent liability related to these plans represented the accumulated postretirement benefit obligation in excess of plan assets for each period presented. Future expected benefit payments to participants of the nonpension postretirement benefit plans are not expected to be material, and the Company expects contributions to the multi-employer and nonpension postretirement benefits plans to be immaterial in fiscal year 2026.

NOTE 18. TRANSACTIONS WITH FORMER PARENT

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

Revenue and Purchases Related to Former Parent

While IBM was a related party, Kyndryl provided various services to IBM, including those related to hosting data centers and servicing IBM’s information technology infrastructure, which are reported as revenue in the Company’s Consolidated Income Statement. Related-party revenue generated from these services was $287 million for the year ended March 31, 2023. No related-party revenue was recognized after August 2022. During the year ended March 31, 2024, the Company reached an agreement to collect previously reserved receivables from our former Parent, which resulted in a gain recorded within transaction-related costs (benefits).

Kyndryl utilizes various IBM products and services, recognized as costs of services, in the fulfillment of services contracts. While IBM was a related party, total cost of services recognized from these related-party transactions in the Company’s Consolidated Income Statement was $1.4 billion for the year ended March 31, 2023. No related-party cost of services was recognized after August 2022.

Capital Expenditures with Former Parent

Related-party capital expenditures for purchases of IBM hardware were reflected as payments for property and equipment within the investing section of the Company’s Consolidated Statement of Cash Flows in the amount of $89 million for the year ended March 31, 2023. Additionally, as part of the Separation, IBM committed to provide Kyndryl, at no cost, up to approximately $265 million of upgraded hardware over an expected two-year period. For the year ended March 31, 2024, $265 million of the upgraded hardware committed by IBM was delivered to Kyndryl. The Company intends to recognize depreciation expense related to such equipment over its useful life in accordance with the Company’s depreciation policy, as described in Note 1 – Significant Accounting Policies.

NOTE 19. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the year ended March 31, 2025, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which continued through the end of the 2025 fiscal year. These actions resulted in workforce rebalancing charges and charges related to ceasing to use leased and owned fixed assets (collectively, the “Fiscal 2025 Program”). The total charges incurred related to the Fiscal 2025 Program were $162 million, consisting of $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

During the year ended March 31, 2023, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency, which continued through the year ended March 31, 2024. These actions resulted in workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets, and lease termination charges (collectively, the “Fiscal 2024 Program”). The total charges incurred related to the Fiscal 2024 Program were $310 million, consisting of approximately 60% for workforce rebalancing charges and approximately 40% for charges related to ceasing to use leased and owned fixed assets and lease termination charges. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

The following table presents the segment breakout of charges incurred during the years ended March 31, 2025, 2024 and 2023.

				Costs Incurred to Date
	Year Ended March 31,			Fiscal 2025	Fiscal 2024
(Dollars in millions)	2025	2024	2023	Program	Program
United States	$62	$29	$14	$62	$43
Japan	12	2	2	12	4
Principal Markets*	30	69	59	30	128
Strategic Markets*	58	71	51	58	122
Sub-total	$162	$171	$125	$162	$297
Corporate and other	—	3	10	—	13
Total charges	$162	$174	$135	$162	$310
*	Kyndryl’s operations in Australia/New Zealand transitioned from Principal Markets to Strategic Markets in the quarter ended June 30, 2024; historical segment information has been recast to reflect this change.

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the years ended March 31, 2025, 2024 and 2023.

					Costs Incurred to Date
	Year Ended March 31,				Fiscal 2025	Fiscal 2024
(Dollars in millions)	2025	2024		2023	Program	Program
Cost of services	$45	$23		$71	$45	$94
Selling, general and administrative expenses	3	16		9	3	25
Workforce rebalancing charges	114	135	*	55	114	190
Total charges	$162	$174		$135	$162	$310
*	Excludes $4 million liability adjustment related to workforce rebalancing actions taken by the former Parent prior to Separation.

The following table presents the components of and changes in our workforce rebalancing and site-rationalization charges liabilities during the years ended March 31, 2025, 2024 and 2023.

		Liabilities	Liabilities	Liabilities
	Workforce	Related to	Related to	Related to
	Rebalancing	Ceasing to Use	Lease	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Terminations	Fixed Assets	Total
Fiscal 2024 Program
Balance at March 31, 2022	$—	$—	$—	$—	$—
Charges	55	69	4	7	135
Cash payments	—	—	(1)	—	(1)
Non-cash adjustments	—	(69)	—	(7)	(76)
Balance at March 31, 2023	$55	$—	$3	$—	$58
Charges (benefits)	135	14	(1)	26	174
Cash payments	(161)	—	(2)	(5)	(168)
Non-cash adjustments	(1)	(14)	—	(21)	(36)
Balance at March 31, 2024	$28	$—	$—	$—	$28
Cash payments	(25)	—	—	—	(25)
Non-cash adjustments	(3)	—	—	—	(3)
Balance at March 31, 2025	$—	$—	$—	$—	$—

Fiscal 2025 Program
Balance at March 31, 2024	$—	$—	$—	$—	$—
Charges	114	39	—	8	162
Cash payments	(100)	—	—	—	(100)
Non-cash adjustments	2	(39)	—	(8)	(46)
Balance at March 31, 2025	$16	$—	$—	$—	$16
*

Balance at March 31, 2022 excludes workforce rebalancing liabilities inherited from the former Parent of $57 million, charges of $16 million related to one-off terminations and cash payments of $32 million. Balance as of March 31, 2023 excludes workforce rebalancing liabilities inherited from the former Parent of $42 million, charges of $4 million related to one-off terminations, cash payments of $15 million and ending balance of $29 million as of March 31, 2024. Current-year movement excludes cash payments of $14 million, non-cash adjustments of $1 million and ending balance of $16 million related to actions initiated by the former Parent. Workforce rebalancing liabilities are recorded within Other Liabilities; refer to Note 13 – Other Liabilities for further details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2025, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this evaluation, management concluded that, as of March 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm” on page 47.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting other than the remediation of our information technology general controls as part of our previously disclosed remediation activities.

Item 9B. Other Information.

During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers may be found under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and is incorporated by reference in this Item 10. Other information called for by this Item 10 will be included in the subsections titled “Proposal 1 - Election of Directors,” “Kyndryl Code of Conduct,” “Securities Trading Policy,” and “Committees of the Board” under the section entitled “Corporate Governance and Board Matters”

in our Proxy Statement for our 2025 Annual Meeting of Stockholders (our “2025 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item 11 will be included in the sections titled “Director Compensation” and “2025 Executive Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 will be included in the sections titled “Equity Compensation Plan Information” and “Stock Ownership Information” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 will be included in the sections titled “Director Independence” and “Certain Relationships and Related Person Transactions” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by this Item 14 will be included in the sections titled “Audit and Non-Audit Fees” and “Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm” in our 2025 Proxy Statement and is incorporated herein by reference.

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

10.3

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

10.7

Fourth Amendment to Amended and Restated Receivable Purchase Agreement, dated July 26, 2024, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 filed on November 7, 2024 and is hereby incorporated by reference.

10.8

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

10.12

IBM International Client Relationship Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.13

Master Subcontracting Framework Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.14

Amended and Restated Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 29, 2022 and is hereby incorporated by reference.†

10.15

Amended and Restated Kyndryl 2021 Long-Term Performance Plan (LTPP) was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 31, 2023 and is hereby incorporated by reference.†

10.16

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units and (ii) retention restricted stock unit awards was filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.17

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.18

Form of Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.19

Form of LTPP equity award agreement for directors was filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.20

Form of Terms and Conditions for LTPP equity award agreement for directors was filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.21

Form of LTPP equity award agreement for performance share units (Fiscal 2023) was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022 and is hereby incorporated by reference.†

10.22

Form of LTPP equity award agreement for restricted stock units was filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023 and is hereby incorporated by reference.†

10.23

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023 and is hereby incorporated by reference.†

10.24

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 7, 2024 and is hereby incorporated by reference.†

10.25	Form of LTPP equity award agreement for performance share units (filed herewith).†
10.26	Form of LTPP equity award agreement for restricted stock units (filed herewith).†
10.27	Form of LTPP equity award agreement for retention restricted stock units (filed herewith).†
10.28	Kyndryl Excess Plan was filed as Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†
10.29

Offer Letter by and between International Business Machines Corporation and Martin Schroeter, dated January 2, 2021, the LTPP performance share unit award agreement, dated February 1, 2021, and the related terms and conditions document, effective December 15, 2020, and the noncompetition agreement, dated January 3, 2021, was filed as Exhibit 10.13 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.30

Offer Letter by and between International Business Machines Corporation and David Wyshner, dated July 23, 2021, and the noncompetition agreement, dated July 25, 2021, was filed as Exhibit 10.14 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.31

Offer Letter by and between International Business Machines Corporation and Elly Keinan, dated March 1, 2021, the LTPP performance share unit award agreement, dated April 1, 2021, and the related terms and conditions document, effective March 1, 2021, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated March 2, 2021, was filed as Exhibit 10.15 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.32

Offer Letter by and between International Business Machines Corporation and Maryjo Charbonnier, dated May 28, 2021, the LTPP performance share unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective March 1, 2021, the LTPP retention restricted stock unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective June 1, 2020, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated June 1, 2021, was filed as Exhibit 10.16 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.33

LTPP performance share unit award agreement for Edward Sebold, dated May 3, 2021, and the related terms and conditions document, effective May 1, 2021, and the noncompetition agreement, dated April 25, 2012, was filed as Exhibit 10.17 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.34

Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†

10.35

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 1, 2022 and is hereby incorporated by reference.†

10.36

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2023 and is hereby incorporated by reference.†

10.37

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023 and is hereby incorporated by reference.†

10.38

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 7, 2024 and is hereby incorporated by reference.†

10.39	Kyndryl Annual Incentive Plan for Executives was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†
19.1

Kyndryl Holdings, Inc. Securities Trading Policy was filed as Exhibit 19.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed on May 30, 2024 and is hereby incorporated by reference.

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
97.1

Kyndryl Financial Statement Clawback Policy was filed as Exhibit 97.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed on May 30, 2024 and is hereby incorporated by reference.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	May 30, 2025
		By:	/s/ Martin J. Schroeter

Martin J. Schroeter
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Martin J. Schroeter	Director, Chairman and Chief Executive Officer	May 30, 2025
	Martin J. Schroeter	(Principal Executive Officer)

By	/s/ David B. Wyshner	Chief Financial Officer	May 30, 2025
	David B. Wyshner	(Principal Financial Officer)

By	/s/ Vineet Khurana	Senior Vice President and Global Controller	May 30, 2025
	Vineet Khurana	(Principal Accounting Officer)

By	*
	Dominic J. Caruso	Director	May 30, 2025

By	*
	John D. Harris II	Director	May 30, 2025

By	*
	Stephen A.M. Hester	Director	May 30, 2025

By	*
	Shirley Ann Jackson	Director	May 30, 2025

By	*
	Janina Kugel	Director	May 30, 2025

By	*
	Denis Machuel	Director	May 30, 2025

By	*
	Rahul N. Merchant	Director	May 30, 2025

By	*
	Jana Schreuder	Director	May 30, 2025

By	*
	Howard I. Ungerleider	Director	May 30, 2025

*By	/s/ Evan Barth
Evan Barth, Attorney-in-fact