Form 10-Q
period 2025-06-30
Kyndryl Holdings, Inc.
filed 2025-08-05
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

855-596-3795

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at July 29, 2025 was 231,143,968.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2025	2024
Revenues	$3,743	$3,739

Cost of services	$2,947	$2,934
Selling, general and administrative expenses	646	657
Workforce rebalancing charges	25	36
Transaction-related costs	—	20
Interest expense	19	28
Other expense	13	—
Total costs and expenses	$3,651	$3,675

Income before income taxes	$92	$64
Provision for income taxes	$36	$53
Net income	$56	$11

Basic earnings per share	$0.24	$0.05
Diluted earnings per share	$0.23	$0.05

Weighted-average basic shares outstanding	230.2	230.5
Weighted-average diluted shares outstanding	239.1	235.8

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Net income	$56	$11
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	222	(63)
Unrealized gains (losses) on net investment hedges	(152)	14
Total foreign currency translation adjustments	71	(49)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(10)	(1)
Reclassification of (gains) losses to net income	2	—
Total unrealized gains (losses) on cash flow hedges	(8)	(1)
Retirement-related benefit plans – amortization of net (gains) losses	3	4
Other comprehensive income (loss), before tax	66	(46)
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	(2)
Other comprehensive income (loss), net of tax	66	(48)
Total comprehensive income (loss)	$122	$(37)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	June 30,	March 31,
	2025	2025
Assets:
Current assets:
Cash and cash equivalents	$1,462	$1,786
Restricted cash	4	3
Accounts receivable (net of allowances for credit losses of $9 at June 30, 2025 and $13 at March 31, 2025)	1,277	1,345
Deferred costs (current portion)	1,144	1,009
Prepaid expenses and other current assets	580	446
Total current assets	$4,468	$4,589

Property and equipment, net	$2,634	$2,570
Operating right-of-use assets, net	849	731
Deferred costs (noncurrent portion)	1,968	1,040
Deferred taxes	222	204
Goodwill	793	790
Intangible assets, net	168	218
Pension assets	166	148
Other noncurrent assets	227	162
Total assets	$11,495	$10,452

Liabilities:
Current liabilities:
Accounts payable	$1,144	$1,351
Value-added tax and income tax liabilities	289	256
Current portion of long-term debt	128	129
Accrued compensation and benefits	437	652
Deferred income (current portion)	854	746
Operating lease liabilities (current portion)	289	274
Accrued contract costs	463	437
Other accrued expenses and liabilities	640	454
Total current liabilities	$4,242	$4,300

Long-term debt	$3,014	$3,042
Retirement and nonpension postretirement benefit obligations	517	483
Deferred income (noncurrent portion)	441	341
Operating lease liabilities (noncurrent portion)	602	511
Other noncurrent liabilities	1,336	443
Total liabilities	$10,151	$9,121
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: June 30, 2025 – 242.2, March 31, 2025 – 238.2)	$4,656	$4,631
Accumulated deficit	(2,011)	(2,067)
Treasury stock, at cost (shares: June 30, 2025 – 11.1, March 31, 2025 – 7.5)	(317)	(184)
Accumulated other comprehensive income (loss)	(1,094)	(1,160)
Total stockholders’ equity before non-controlling interests	$1,234	$1,219
Non-controlling interests	110	113
Total equity	$1,343	$1,331
Total liabilities and equity	$11,495	$10,452

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$56	$11
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	191	127
Depreciation of right-of-use assets	73	70
Amortization of transition costs and prepaid software	308	310
Amortization of capitalized contract costs	106	107
Amortization of acquisition-related intangible assets	7	7
Stock-based compensation	24	24
Deferred taxes	(10)	17
Net (gain) loss on asset sales and other	—	27
Change in operating assets and liabilities:
Right-of-use assets and liabilities (excluding depreciation)	(88)	(65)
Workforce rebalancing liabilities	3	7
Receivables	46	163
Accounts payable	(269)	(122)
Taxes	27	(9)
Deferred costs (excluding amortization)	(1,381)	(363)
Other assets and other liabilities	781	(358)
Net cash provided by (used in) operating activities	$(124)	$(48)

Cash flows from investing activities:
Capital expenditures	$(143)	$(122)
Proceeds from disposition of property and equipment	45	24
Acquisitions and divestitures, net of cash acquired	1	(46)
Other investing activities, net	22	(22)
Net cash used in investing activities	$(74)	$(166)

Cash flows from financing activities:
Debt repayments	$(36)	$(38)
Common stock repurchases	(62)	—
Common stock repurchases for tax withholdings	(67)	(7)
Other financing activities, net	(5)	(6)
Net cash used in financing activities	$(170)	$(51)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$46	$(17)
Net change in cash, cash equivalents and restricted cash	$(323)	$(281)

Cash, cash equivalents and restricted cash at beginning of period	$1,789	$1,554
Cash, cash equivalents and restricted cash at end of period	$1,466	$1,273

Supplemental data
Income taxes paid, net of refunds received	$67	$54
Interest paid on debt	$39	$40

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331
Net income					56		56
Other comprehensive income (loss), net of tax			66				66
Activity related to employee stock plans	4.0	26					26
Purchases of treasury stock	(3.5)			(132)			(132)
Changes in non-controlling interests						(3)	(3)
Equity – June 30, 2025	231.1	$4,656	$(1,094)	$(317)	$(2,011)	$110	$1,343

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income					11		11
Other comprehensive income (loss), net of tax			(48)				(48)
Activity related to employee stock plans	0.9	25					25
Purchases of treasury stock	(0.3)			(7)			(7)
Changes in non-controlling interests						(2)	(2)
Equity – June 30, 2024	231.0	$4,549	$(1,192)	$(53)	$(2,308)	$105	$1,101

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Kyndryl Holdings, Inc. (“we”, “the Company” or “Kyndryl”) is a leading provider of mission-critical enterprise technology services, offering advisory, implementation and managed service capabilities to thousands of customers in more than 60 countries. As the world’s largest IT infrastructure services provider, the Company designs, builds, manages and modernizes the complex information systems that the world depends on every day.

Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM” or “former Parent”). In November 2021, our former Parent effected the spin-off (the “Separation” or the “Spin-off”) of the infrastructure services unit of its Global Technology Services segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders.

Basis of Presentation

The accompanying condensed Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the accompanying financial statements include all adjustments necessary to state fairly the Company’s financial position and its results of operations for all the periods presented. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses, deferred transition costs, and other matters. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions.

The Company uses the estimated annual effective tax rate method in computing its interim tax provision in accordance with U.S. GAAP. The estimated annual effective tax rate is applied to the year-to-date ordinary income, exclusive of discrete items, to arrive at the reported interim tax provision.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Recent Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures through improved reporting related to the rate reconciliation

Notes to Consolidated Financial Statements (continued)

and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this guidance on the disclosures in its consolidated financial statements.

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

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends the guidance for determining the acquirer in certain transactions. The guidance should be applied prospectively, effective for the fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2026, with early adoption permitted. The Company has evaluated the impact of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

At June 30, 2025, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $34.8 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 38 percent in the subsequent three years, and the balance thereafter.

During the three months ended June 30, 2025 and June 30, 2024, revenue increased by $13 million and $11 million, respectively from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	June 30,	March 31,
(Dollars in millions)	2025	2025
Accounts receivable (net of allowances for credit losses of $9 at June 30, 2025 and $13 at March 31, 2025) *	$1,277	$1,345
Contract assets †	52	50
Deferred income (current)	854	746
Deferred income (noncurrent)	441	341
*	Included unbilled receivable balances of $396 million at June 30, 2025 and $425 million at March 31, 2025.
†

Contract assets represent goods or services delivered by the Company which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three months ended June 30, 2025 and June 30, 2024 that was included within the deferred income balance at March 31, 2025 and March 31, 2024 was $322 million and $321 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Beginning balance	$13	$22
Additions (releases)	(3)	(3)
Write-offs	(1)	2
Other *	1	—
Ending balance	$9	$21
*	Primarily represents translation adjustments.

The contract assets allowance for expected credit losses was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three months ended June 30, 2025 and 2024. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of June 30, 2025 and March 31, 2025, respectively.

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

Notes to Consolidated Financial Statements (continued)

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at June 30, 2025 and March 31, 2025:

	June 30,	March 31,
(Dollars in millions)	2025	2025
Deferred transition costs	$764	$697
Prepaid software costs	1,832	876
Capitalized costs to fulfill contracts	234	195
Capitalized costs to obtain contracts	280	281
Total deferred costs *	$3,111	$2,049
*	Of the total deferred costs, $1,144 million was current and $1,968 million was noncurrent at June 30, 2025, and $1,009 million was current and $1,040 million was noncurrent at March 31, 2025.

The amount of total deferred costs amortized for the three months ended June 30, 2025 was $414 million, composed of $63 million of amortization of deferred transition costs, $245 million of amortization of prepaid software and $106 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended June 30, 2024 was $417 million, composed of $72 million of amortization of deferred transition costs, $238 million of amortization of prepaid software and $107 million of amortization of capitalized contract costs.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA, which allows our CODM to evaluate operating results excluding certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA is defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. The CODM reviews revenue and adjusted EBITDA to assess performance and allocate resources to the segments. The Company does not allocate assets to the above reportable segments for our CODM’s review.

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

Notes to Consolidated Financial Statements (continued)

The following tables reflect the results of the Company’s segments:

	Three Months Ended June 30, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$911	$578	$1,356	$898	$3,743
Cost of service, excluding depreciation and amortization *	570	371	928	585	2,454
Selling, general and administrative expenses, excluding depreciation and amortization *	137	85	218	143	583
Other items†	7	7	12	7	34
Segment adjusted EBITDA	$196	$115	$197	$163	$672

	Three Months Ended June 30, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$986	$569	$1,315	$869	$3,739
Cost of service, excluding depreciation and amortization *	658	399	852	590	2,500
Selling, general and administrative expenses, excluding depreciation and amortization *	182	86	220	144	631
Other items†	13	2	2	15	32
Segment adjusted EBITDA	$133	$83	$241	$120	$577

* Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.

† Other items include workforce rebalancing charges and other expense.

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Segment adjusted EBITDA	$672	$577
Charges related to ceasing to use leased/fixed assets and lease terminations	—	(9)
Transaction-related costs	—	(20)
Stock-based compensation expense	(24)	(24)
Interest expense	(19)	(28)
Depreciation of property, equipment and capitalized software	(191)	(127)
Amortization expense	(315)	(317)
Corporate expense not allocated to the segments	(26)	(21)
Other adjustments*	(5)	32
Pretax income (loss)	$92	$64
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

Notes to Consolidated Financial Statements (continued)

NOTE 5. TAXES

For the three months ended June 30, 2025, the Company’s effective tax rate was 39.1%, compared to 82.7% for the three months ended June 30, 2024.

The Company’s effective tax rates for the three months ended June 30, 2025 and 2024 were higher than the Company’s statutory rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

In July 2025, the U.S. government enacted new tax legislation that, among other things, made permanent items such as 100% bonus depreciation on certain fixed assets, immediate expensing of domestic research costs and an increased business interest expense limitation. It also included modifications to several international tax provisions. We are currently assessing the impacts of the new legislation on our consolidated financial statements.

NOTE 6. EARNINGS PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(In millions, except per share amounts)	2025	2024
Net income on which basic and diluted earnings per share is calculated	$56	$11

Number of shares on which basic earnings per share is calculated	230.2	230.5
Dilutive effect of stock options and equity awards	8.9	5.3
Number of shares on which diluted earnings per share is calculated	239.1	235.8

Basic earnings per share	$0.24	$0.05
Diluted earnings per share	0.23	0.05

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended June 30,
(In millions)	2025	2024
Nonvested restricted stock units	0.8	0.7
Nonvested performance-conditioned stock units	3.4	3.9
Nonvested market-conditioned stock units	—	3.1
Total	4.3	7.7

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

Notes to Consolidated Financial Statements (continued)

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three months ended June 30, 2025 and 2024.

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2025 and March 31, 2025.

	Fair Value
	Hierarchy	At June 30, 2025			At March 31, 2025
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$7	$137	$(130)	$6	$29	$(23)
Cross-currency swap contracts	2	11	32	(21)	12	11	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	34	5	29	27	2	25
Total		$52	$174	$(123)	$45	$43	$2

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets, and other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within other accrued expenses and liabilities, and other noncurrent liabilities in the Consolidated

Notes to Consolidated Financial Statements (continued)

Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at June 30, 2025 and March 31, 2025. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at June 30, 2025 and March 31, 2025 were $467 million and $765 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 9 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion as of June 30, 2025 and March 31, 2025. The debt had an estimated fair value of $2.7 billion as of June 30, 2025 and March 31, 2025.

Transfers of Financial Assets

The Company has entered into agreements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $0.6 billion for the three months ended June 30, 2025 and $0.8 billion for the three months ended June 30, 2024. The fees associated with the transfers of receivables were $5 million for the three months ended June 30, 2025 and $10 million for the three months ended June 30, 2024.

Notes to Consolidated Financial Statements (continued)

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At June 30, 2025			At March 31, 2025
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$726	$—	$726	$357	$—	$357
Net investment hedges	1,381	500	1,881	1,485	500	1,985
Derivatives not designated as hedging instruments	$1,566	$—	$1,566	$1,148	$—	$1,148

The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses and intercompany payments for royalties denominated in certain currencies. Changes in fair value of derivatives designated as cash flow hedges are recorded, net of applicable taxes, in other comprehensive income (“OCI”) and subsequently reclassified into the same income statement line item as the hedged exposure when the underlying hedged item is recognized in earnings. The cash flows associated with derivatives designated as cash flow hedges are reported in cash flows from operating activities in the Consolidated Statement of Cash Flows.

At June 30, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At June 30, 2025 and March 31, 2025, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At June 30, 2025 and March 31, 2025, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized losses of $8 million and unrealized gains of $1 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $8 million (before taxes) of deferred net losses on derivatives in AOCI at June 30, 2025 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

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

Notes to Consolidated Financial Statements (continued)

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

At June 30, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately nine years. The weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately three years at June 30, 2025 and March 31, 2025. At June 30, 2025 and March 31, 2025, the Company had unrealized losses of $158 million and unrealized losses of $6 million (each before taxes), respectively, in AOCI related to net investment hedges.

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

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
Three months ended June 30:	2025	2024	Line Item	2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(10)	$(1)	Cost of services	$(2)	$—	$—	$—
Derivative instruments in net investment hedges:
Cross-currency swaps	(24)	16	Interest expense	—	3	3	3
Foreign exchange contracts	(127)	2	Interest expense	—	1	8	1
Total	$(161)	$17		$(2)	$4	$10	$4

Notes to Consolidated Financial Statements (continued)

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended June 30:	Line Item	2025	2024
Foreign exchange contracts	Other expense (income)	$47	$(28)
Total		$47	$(28)

For the three months ended June 30, 2025 and 2024, our net income included a loss of $61 million and a gain of $27 million (each before taxes), respectively, from foreign currency transactions.

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At June 30, 2025			At March 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$134	$(38)	$96	$216	$(76)	$141
Customer relationships*	124	(67)	57	121	(60)	61
Completed technology	13	(3)	10	13	(2)	11
Patents and trademarks*	16	(11)	5	15	(10)	5
Total	$287	$(119)	$168	$365	$(148)	$218
*	Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets decreased by $50 million during the three months ended June 30, 2025, primarily due to the reclassification of certain capitalized software intangibles to prepaid assets and other noncurrent assets resulting from the migration of on-premises software to a cloud-based solution. Aggregate intangible asset amortization expense was $15 million and $19 million for the three months ended June 30, 2025 and 2024, respectively. This included amortization of capitalized software of $8 million and $12 million for the three months ended June 30, 2025, and 2024, respectively, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2025:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2026 (remaining nine months)	$19	$17	$2	$2	$40
2027	25	19	3	3	50
2028	25	5	3	—	32
2029	19	5	3	—	26
2030	8	4	—	—	12
Thereafter	—	8	—	—	8

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the three months ended June 30, 2025 were as follows:

		Foreign Currency
(Dollars in millions)	Balance at	Translation	Balance at
Segment	March 31, 2025	Adjustments	June 30, 2025
United States	$11	$—	$11
Japan	489	3	491
Principal Markets	92	—	92
Strategic Markets	198	—	198
Total	$790	$3	$793

There were no goodwill impairment losses recorded for the three months ended June 30, 2025 and 2024. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			June 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2025	2025
Unsecured senior notes due 2026	2.05%	October 2026	$700	$700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35% *	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	5.46% †	2025-2031	258	290
			$3,158	$3,190
Less: Unamortized discount			4	4
Less: Unamortized debt issuance costs			13	14
Less: Current portion of long-term debt			128	129
Total long-term debt			$3,014	$3,042
*

Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

†Weighted-average discount rate.

Notes to Consolidated Financial Statements (continued)

Contractual obligations of long-term debt outstanding at June 30, 2025, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2026 (remaining nine months)	$22
2027	710
2028	—
2029	500
2030	—
Thereafter	1,700
Total	$2,932

*    Contractual obligations approximate scheduled repayments.

As of June 30, 2025, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2025 and March 31, 2025 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the three months ended June 30, 2025, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

Notes to Consolidated Financial Statements (continued)

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

NOTE 11. EQUITY

The following table presents reclassifications and taxes related to items of other comprehensive income (loss) for the three months ended June 30, 2025 and 2024:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended June 30, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$222	$—	$222
Unrealized gains (losses) on net investment hedges	(152)	—	(152)
Total foreign currency translation adjustments	$71	$—	$71
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(10)	$1	$(9)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(8)	$1	$(7)
Retirement-related benefit plans – amortization of net (gains) losses	$3	$(1)	$2
Other comprehensive income (loss)	$66	$—	$66

For the three months ended June 30, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(63)	$—	$(63)
Unrealized gains on net investment hedges	14	—	14
Total foreign currency translation adjustments	$(49)	$—	$(49)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(1)	$(1)	$(2)
Reclassification of (gains) losses to net income	—	—	—
Total unrealized gains (losses) on cash flow hedges	$(1)	$(1)	$(2)
Retirement-related benefit plans – amortization of net (gains) losses	$4	$(1)	$3
Other comprehensive income (loss)	$(46)	$(2)	$(48)

Notes to Consolidated Financial Statements (continued)

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2025	$1	$(1,016)	$(145)	$(1,160)
Other comprehensive income (loss)	(7)	71	2	66
June 30, 2025	$(6)	$(945)	$(143)	$(1,094)

April 1, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	(2)	(49)	3	(48)
June 30, 2024	$(1)	$(1,016)	$(175)	$(1,192)
*	Foreign currency translation adjustments are presented gross except for any associated hedges, which are presented net of tax.

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

During the three months ended June 30, 2025, the Company repurchased 1.8 million shares of its common stock at an aggregate cost of $65 million under the Share Repurchase Program.

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Service cost	$8	$9
Interest cost*	14	13
Expected return on plan assets*	(16)	(15)
Recognized actuarial losses (gains)*	3	4
Net periodic pension cost	$9	$12
*	These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

NOTE 13. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the three months ended June 30, 2025, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which we expect to continue through the end of the fiscal year 2026. We expect these actions will result in workforce rebalancing charges (the “Fiscal 2026 Program”) of approximately $80 million.

Notes to Consolidated Financial Statements (continued)

During the year ended March 31, 2025, the Company implemented actions to reduce our overall cost structure and increase our operating efficiency (the “Fiscal 2025 Program”). The total charges incurred related to the Fiscal 2025 Program were $162 million, consisting of $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets. The Company expects that these actions will reduce future payroll costs, rent expenses and depreciation of property and equipment.

The following table presents the segment breakout of charges incurred during the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Costs Incurred to Date
(Dollars in millions)	2025	2024	Fiscal 2026 Program	Fiscal 2025 Program
United States	$6	$20	$6	$62
Japan	4	1	4	12
Principal Markets	11	5	11	30
Strategic Markets	5	20	5	58
Corporate and other	—	—	—	—
Total charges	$25	$45	$25	$162

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Costs Incurred to Date
(Dollars in millions)	2025	2024	Fiscal 2026 Program	Fiscal 2025 Program
Cost of services	$—	$8	$—	$45
Selling, general and administrative expenses	—	1	—	3
Workforce rebalancing charges	25	36	25	114
Total charges	$25	$45	$25	$162

Notes to Consolidated Financial Statements (continued)

The following table presents the components of and changes in our workforce rebalancing liabilities during the three months ended June 30, 2025.

Workforce
Rebalancing
(Dollars in millions)	Liabilities*
Fiscal 2025 Program
Balance at March 31, 2025	$16
Charges	—
Cash payments	(10)
Non-cash adjustments	1
Balance at June 30, 2025	$7

Fiscal 2026 Program
Balance at March 31, 2025	$—
Charges	25
Cash payments	(11)
Non-cash adjustments	—
Balance at June 30, 2025	$15
*	The Fiscal 2025 Program balance excludes workforce rebalancing liabilities inherited from our former Parent of $16 million as of March 31, 2025. Current-year movement excludes cash payments of $2 million, non-cash adjustment of $1 million and ending balance of $15 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.
*

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2025

Overview

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Revenue	$3,743	$3,739
Revenue growth (GAAP)	0%	(11)%
Revenue growth in constant currency(1)	(3)%	(8)%
Net income (loss)	$56	$11
Adjusted EBITDA(1)	$647	$556

(1)    Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	June 30,	March 31,
(Dollars in millions)	2025	2025
Assets	$11,495	$10,452
Liabilities	10,151	9,121
Equity	1,343	1,331

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

Financial Performance Summary

Macro Dynamics

Most economists, including the International Monetary Fund, expect positive global macroeconomic growth in calendar year 2025. Global markets have experienced increased volatility in recent months, driven by geopolitical developments, concerns over the imposition of import tariffs by the United States, reactions from other nations and proposed U.S. government spending reductions. Increased economic uncertainty may impact the level of global macroeconomic activity.

Financial Performance

For the three months ended June 30, 2025, we reported $3.7 billion in revenue, a slight increase compared to the prior-year period. The revenue performance included a favorable currency exchange rate impact of three points. United States revenue declined 8 percent, Japan revenue increased 2 percent, Principal Markets revenue increased 3 percent and Strategic Markets revenue increased 3 percent, in each case compared to the three months ended June 30, 2024. Net income of $56 million increased by $45 million versus the prior-year period reflecting a $17 million decline in the provision for income taxes, an $11 million decline in workforce rebalancing charges and no current-period transaction-related costs.

Management Discussion (continued)

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three months ended June 30, 2025 and 2024. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended June 30,		Year-over-Year Change
(Dollars in millions)	2025	2024	2025 vs. 2024
Revenue
United States	$911	$986	(8)%
Japan	578	569	2%
Principal Markets	1,356	1,315	3%
Strategic Markets	898	869	3%
Total revenue	$3,743	$3,739	0%
Revenue growth in constant currency(1)	(3)%	(8)%
Adjusted EBITDA(1)
United States	$196	$133	48%
Japan	115	83	39%
Principal Markets	197	241	(18)%
Strategic Markets	163	120	36%
Corporate and other(2)	(26)	(21)	NM
Total adjusted EBITDA(1)	$647	$556	16%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

The following table provides a reconciliation of U.S. GAAP net income to adjusted EBITDA:

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Net income	$56	$11
Provision for income taxes	36	53
Interest expense	19	28
Depreciation of property, equipment and capitalized software	191	127
Amortization expense	315	317
Charges related to ceasing to use leased/fixed assets and lease terminations	—	9
Transaction-related costs	—	20
Stock-based compensation expense	24	24
Other adjustments*	5	(32)
Adjusted EBITDA (non-GAAP)	$647	$556
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

United States

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Revenue	$911	$986
Revenue year-over-year change	(8)%	(15)%
Adjusted EBITDA	$196	$133
Adjusted EBITDA year-over-year change	48%

For the three months ended June 30, 2025, United States revenue of $911 million decreased 8 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA increased $63 million from the prior-year quarter, primarily driven by progress on our key initiatives to drive operating efficiencies, including lower sales, general and administrative expenses.

Japan

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Revenue	$578	$569
Revenue year-over-year change	2%	(7)%
Revenue growth in constant currency	(6)%	6%
Adjusted EBITDA	$115	$83
Adjusted EBITDA year-over-year change	39%

For the three months ended June 30, 2025, Japan revenue of $578 million increased 2 percent compared to the prior-year quarter, driven by a favorable currency exchange rate impact of eight points. Adjusted EBITDA increased $32 million from the prior-year quarter, driven by progress on our key initiatives to drive operating efficiencies and favorable currency movements that impacted both non-yen-denominated costs and the translation of earnings into U.S. dollars.

Management Discussion (continued)

Principal Markets

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Revenue	$1,356	$1,315
Revenue year-over-year change	3%	(5)%
Revenue growth in constant currency	(1)%	(5)%
Adjusted EBITDA	$197	$241
Adjusted EBITDA year-over-year change	(18)%

For the three months ended June 30, 2025, Principal Markets revenue of $1.4 billion increased 3 percent compared to the prior-year quarter, driven by a favorable currency exchange rate impact of four points. Adjusted EBITDA decreased $44 million from the prior-year quarter, primarily due to a vendor credit in the prior year.

Strategic Markets

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Revenue	$898	$869
Revenue year-over-year change	3%	(15)%
Revenue growth in constant currency	3%	(14)%
Adjusted EBITDA	$163	$120
Adjusted EBITDA year-over-year change	36%

For the three months ended June 30, 2025, Strategic Markets revenue of $898 million increased 3 percent compared to the prior-year quarter, driven by higher signings in fiscal year 2025. Adjusted EBITDA increased $43 million from the prior-year quarter, primarily due to progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $26 million in the three months ended June 30, 2025, compared to a loss of $21 million in the three months ended June 30, 2024.

Costs and Expenses

	Three Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$3,743	$3,739	100.0%	100.0%	0%
Cost of services	2,947	2,934	78.7%	78.5%	0%
Selling, general and administrative expenses	646	657	17.3%	17.6%	(2)%
Workforce rebalancing charges	25	36	0.7%	1.0%	(29)%
Transaction-related costs	—	20	0.0%	0.5%	(100)%
Interest expense	19	28	0.5%	0.7%	(30)%
Other expense	13	—	0.3%	0.0%	NM
Income before income taxes	$92	$64

Cost of services was 78.7% of revenue in the three months ended June 30, 2025, compared to 78.5% in the three months ended June 30, 2024, driven by a vendor credit in the prior-year quarter, almost fully offset by progress on our key initiatives to drive operating efficiencies and higher margins on recent signings. Selling, general and administrative expenses were 17.3% of revenue in the three months ended June 30, 2025 compared to 17.6% in the prior-year quarter, driven by the impact of currency on revenue compared to our U.S. dollar-denominated expenses.

Management Discussion (continued)

Workforce rebalancing charges were 0.7% of revenue in the three months ended June 30, 2025 versus 1.0% of revenue in the prior-year quarter. Interest expense was 0.5% of revenue in the three months ended June 30, 2025 compared to 0.7% in the prior-year quarter.

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures as “transaction-related costs” in the Consolidated Income Statement. Transaction-related costs include gains or losses, employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration, associated with acquisitions, divestitures or the Separation.

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2026 Program

During the three months ended June 30, 2025, management initiated actions to reduce the Company’s overall cost structure and enhance operating efficiency. As a result of these actions, the Company recorded workforce rebalancing charges of $25 million in the period.

Total cash outlays for this program are expected to be approximately $80 million, of which approximately $11 million has been paid through June 30, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll costs and related expenses by more than $100 million. There can be no guarantee that we will achieve our expected cost savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 13 – Workforce Rebalancing Charges in the accompanying Consolidated Financial Statements.

Fiscal 2025 Program

During the year ended March 31, 2025, management implemented actions to reduce the Company’s overall cost structure and increase our operating efficiency. During the year ended March 31, 2025, the Company recorded $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets, including lease termination charges.

Total cash outlays for this program are expected to be approximately $150 million, of which approximately $125 million has been paid through June 30, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended June 30, 2025 was $36 million of expense, compared to $53 million of expense for the three months ended June 30, 2024. Our income tax expense for each of the three months ended June 30, 2025 and 2024 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, the reversal of existing temporary

Management Discussion (continued)

differences, and the feasibility of ongoing tax planning strategies and actions. Estimates of future taxable income and loss could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

Financial Position

Dynamics

Total assets of $11.5 billion increased by $1.0 billion (and increased by $628 million adjusted for currency) from March 31, 2025, primarily driven by an increase in deferred costs of $1.1 billion mainly due to an extended and amended multi-year, third-party software agreement and an increase of $134 million in prepaid expenses and other current assets mainly due to prepayment for software subscriptions, partially offset by a decrease in cash and cash equivalents of $324 million mainly due to payments for annual incentive compensation.

Total liabilities of $10.2 billion increased by $1.0 billion (and increased by $746 million adjusted for currency) from March 31, 2025, primarily as a result of an increase in other noncurrent liabilities of $893 million driven by the extended and amended multi-year, third-party software agreement, partially offset by a decrease in accrued compensation and benefits of $215 million due to payments of annual incentive compensation.

Total equity of $1.3 billion increased by $12 million from March 31, 2025, principally due to our net earnings of $56 million and other comprehensive income of $66 million in the period, and activity related to employee stock plans of $26 million, partially offset by $65 million of share repurchases under our Share Repurchase Program and $67 million of shares repurchased for tax withholdings.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Three Months Ended June 30,
(Dollars in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$(124)	$(48)
Investing activities	(74)	(166)
Financing activities	(170)	(51)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	46	(17)
Net change in cash, cash equivalents and restricted cash	$(323)	$(281)

Net cash used by operating activities was $124 million in the three months ended June 30, 2025, compared to net cash used of $48 million in the prior-year period, mainly due to a decline of $117 million in accounts receivables as a source of cash in the current quarter compared to the prior-year quarter when the collection of receivables outpaced revenues, partially offset by $45 million higher earnings in the current quarter.

Net cash used in investing activities was $74 million in the three months ended June 30, 2025, compared to a net cash use of $166 million in the prior-year period due to an acquisition in the prior-year period.

Net cash used in financing activities totaled $170 million in the three months ended June 30, 2025, compared to net cash used by financing activities of $51 million in the prior-year period, mainly due to share repurchases of $65 million under the Company’s Share Repurchase Program and $67 million of shares repurchased to settle tax withholdings related to the vesting of stock-based awards.

Management Discussion (continued)

Other Information

Signings

The following table presents the Company’s signings for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
(Dollars in billions)	2025	2024
Total signings	$3.2	$3.1

Signings increased by $72 million in the three months ended June 30, 2025, or 2%, compared to the prior-year quarter. Management uses signings to monitor the performance of the business, as a measure of customer engagement and our ability to drive growth. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate

Management Discussion (continued)

(“SOFR”). In March 2025, we further amended the agreement, extending the maturity to March 2030. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. As of June 30, 2025, there has been no drawdown on the Revolving Credit Agreement.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. An agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell receivables contingent on the approval of the counterparty. These agreements were first executed in June 2022 and renew automatically on their anniversary date, unless either party elects not to extend.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $0.6 billion and $0.8 billion for the three months ended June 30, 2025 and June 30, 2024, respectively. The fees associated with the transfers of receivables were $5 million and $10 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program were immaterial at June 30, 2025 and March 31, 2025.

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

Management Discussion (continued)

The program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice.

During the three months ended June 30, 2025, the Company repurchased 1.8 million shares of its common stock at an aggregate cost of $65 million under the Share Repurchase Program. As of June 30, 2025, $141 million remained of our $300 million Share Repurchase Program authorization.

Critical Accounting Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 for more information; we refer to the Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as the “Form 10-K”.

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

Management Discussion (continued)

●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2025, as such factors may be updated from time to time in the Company’s subsequent filings with the SEC. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10-K for the year ended March 31, 2025. There have been no material changes with respect to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

A summary of our common stock repurchases during the three months ended June 30, 2025 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - 30	595,693	$30.23	595,693	$188
May 1 - 31	339,241	36.97	339,241	175
June 1 - 30	844,764	40.78	844,764	141
Total	1,779,698		1,779,698
(a)	All shares were repurchased in open market transactions pursuant to the $300 million Share Repurchase Program authorized by our Board of Directors and publicly announced on November 21, 2024. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Stock Repurchase Program in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	August 5, 2025
		By:	/s/ Vineet Khurana

Vineet Khurana
Senior Vice President and Global Controller (Principal Accounting Officer and Authorized Signatory)