Form 10-Q
period 2025-09-30
Kyndryl Holdings, Inc.
filed 2025-11-05
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of October 29, 2025 was 228,564,347.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$3,721	$3,774	$7,464	$7,513

Cost of services	$2,920	$3,024	$5,867	$5,958
Selling, general and administrative expenses	659	647	1,305	1,304
Workforce rebalancing charges	19	39	44	74
Transaction-related costs	—	—	—	21
Interest expense	20	25	39	52
Other expense	5	44	18	44
Total costs and expenses	$3,622	$3,779	$7,274	$7,454

Income (loss) before income taxes	$98	$(5)	$190	$59
Provision for income taxes	$30	$38	$66	$91
Net income (loss)	$68	$(43)	$124	$(32)

Basic earnings (loss) per share	$0.29	$(0.19)	$0.54	$(0.14)
Diluted earnings (loss) per share	$0.29	$(0.19)	$0.52	$(0.14)

Weighted-average basic shares outstanding	230.6	231.6	230.4	231.1
Weighted-average diluted shares outstanding	235.9	231.6	237.5	231.1

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$68	$(43)	$124	$(32)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(15)	151	207	88
Unrealized gains (losses) on net investment hedges	14	(42)	(138)	(28)
Total foreign currency translation adjustments	(2)	109	69	60
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	5	(14)	(4)	(15)
Reclassification of (gains) losses to net income	1	—	3	—
Total unrealized gains (losses) on cash flow hedges	7	(14)	(1)	(15)
Retirement-related benefit plans – amortization of net (gains) losses	3	4	5	8
Other comprehensive income (loss), before tax	8	99	73	53
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	3	(1)	1
Other comprehensive income (loss), net of tax	7	102	72	54
Total comprehensive income (loss)	$74	$59	$196	$22

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	September 30,	March 31,
	2025	2025
Assets:
Current assets:
Cash and cash equivalents	$1,331	$1,786
Restricted cash	5	3
Accounts receivable (net of allowances for credit losses of $9 at September 30, 2025 and $13 at March 31, 2025)	1,316	1,345
Deferred costs (current portion)	1,101	1,009
Prepaid expenses and other current assets	538	446
Total current assets	$4,291	$4,589

Property and equipment, net	$2,628	$2,570
Operating right-of-use assets, net	869	731
Deferred costs (noncurrent portion)	1,890	1,040
Deferred taxes	227	204
Goodwill	791	790
Intangible assets, net	168	218
Pension assets	173	148
Other noncurrent assets	206	162
Total assets	$11,244	$10,452

Liabilities:
Current liabilities:
Accounts payable	$1,117	$1,351
Value-added tax and income tax liabilities	286	256
Current portion of long-term debt	124	129
Accrued compensation and benefits	459	652
Deferred income (current portion)	827	746
Operating lease liabilities (current portion)	291	274
Accrued contract costs	415	437
Other accrued expenses and liabilities	679	454
Total current liabilities	$4,197	$4,300

Long-term debt	$3,004	$3,042
Retirement and nonpension postretirement benefit obligations	513	483
Deferred income (noncurrent portion)	393	341
Operating lease liabilities (noncurrent portion)	607	511
Other noncurrent liabilities	1,191	443
Total liabilities	$9,904	$9,121
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: September 30, 2025 – 243.9, March 31, 2025 – 238.2)	$4,686	$4,631
Accumulated deficit	(1,943)	(2,067)
Treasury stock, at cost (shares: September 30, 2025 – 14.5, March 31, 2025 – 7.5)	(427)	(184)
Accumulated other comprehensive income (loss)	(1,088)	(1,160)
Total stockholders’ equity before non-controlling interests	$1,227	$1,219
Non-controlling interests	112	113
Total equity	$1,340	$1,331
Total liabilities and equity	$11,244	$10,452

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$124	$(32)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	384	276
Depreciation of right-of-use assets	147	154
Amortization of transition costs and prepaid software	613	647
Amortization of capitalized contract costs	231	205
Amortization of acquisition-related intangible assets	14	17
Stock-based compensation	50	49
Deferred taxes	(17)	17
Net (gain) loss on asset sales and other	—	(14)
Change in operating assets and liabilities:
Right-of-use assets and liabilities (excluding depreciation)	(173)	(145)
Workforce rebalancing liabilities	(1)	(13)
Receivables	6	193
Accounts payable	(328)	(237)
Taxes	23	(31)
Deferred costs (excluding amortization)	(1,697)	(852)
Other assets and other liabilities	645	(133)
Net cash provided by operating activities	$22	$101

Cash flows from investing activities:
Capital expenditures	$(272)	$(256)
Proceeds from disposition of property and equipment	51	54
Acquisitions and divestitures, net of cash acquired	1	(46)
Other investing activities, net	26	7
Net cash used in investing activities	$(196)	$(241)

Cash flows from financing activities:
Debt repayments	$(70)	$(73)
Common stock repurchases	(151)	—
Common stock repurchases for tax withholdings	(89)	(24)
Other financing activities, net	(1)	(5)
Net cash used in financing activities	$(310)	$(101)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$30	$17
Net change in cash, cash equivalents and restricted cash	$(453)	$(224)

Cash, cash equivalents and restricted cash at beginning of period	$1,789	$1,554
Cash, cash equivalents and restricted cash at end of period	$1,336	$1,330

Supplemental data
Income taxes paid, net of refunds received	$92	$89
Interest paid on debt	$58	$60

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2025	231.1	$4,656	$(1,094)	$(317)	$(2,011)	$110	$1,343
Net income					68		68
Other comprehensive income (loss), net of tax			7				7
Activity related to employee stock plans	1.7	30					30
Purchases of treasury stock	(3.4)			(111)			(111)
Changes in non-controlling interests						3	3
Equity – September 30, 2025	229.4	4,686	(1,088)	(427)	(1,943)	112	1,340

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2024	231.0	$4,549	$(1,192)	$(53)	$(2,308)	$105	$1,101
Net income (loss)					(43)		(43)
Other comprehensive income (loss), net of tax			102				102
Activity related to employee stock plans	1.9	26					26
Purchases of treasury stock	(0.7)			(17)			(17)
Changes in non-controlling interests						2	2
Equity – September 30, 2024	232.2	$4,575	$(1,090)	$(69)	$(2,351)	$107	$1,172

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331
Net income					124		124
Other comprehensive income (loss), net of tax			72				72
Activity related to employee stock plans	5.7	55					55
Purchases of treasury stock	(7.0)			(243)			(243)
Changes in non-controlling interests						—	—
Equity – September 30, 2025	229.4	$4,686	$(1,088)	$(427)	$(1,943)	$112	$1,340

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income (loss)					(32)		(32)
Other comprehensive income (loss), net of tax			54				54
Activity related to employee stock plans	2.8	51					51
Purchases of treasury stock	(1.0)			(24)			(24)
Changes in non-controlling interests						—	—
Equity – September 30, 2024	232.2	$4,575	$(1,090)	$(69)	$(2,351)	$107	$1,172

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software, which amends the criteria for capitalization of internal-use software costs. The guidance is effective for the fiscal years beginning after December 15, 2027 and interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has evaluated the impact of the guidance and does not expect it to have a material impact on the Company’s consolidated financial statements.

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

At September 30, 2025, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $34.0 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 38 percent in the subsequent three years, and the balance thereafter.

During the three and six months ended September 30, 2025, revenue was increased by $18 million and $25 million, respectively, and during the three and six months ended September 30, 2024, revenue was increased by $13 million and $20 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	September 30,	March 31,
(Dollars in millions)	2025	2025
Accounts receivable (net of allowances for credit losses of $9 at September 30, 2025 and $13 at March 31, 2025)*	$1,316	$1,345
Contract assets†	52	50
Deferred income (current)	827	746
Deferred income (noncurrent)	393	341
*	Included unbilled receivable balances of $442 million at September 30, 2025 and $425 million at March 31, 2025.
†

Contract assets represent goods or services delivered by the Company which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended September 30, 2025 that was included within the deferred income balance at the beginning of the period was $362 million and $517 million, respectively. The amount of revenue recognized during the three and six months ended September 30, 2024 that was included within the deferred income balance at the beginning of the period was $335 million and $524 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the six months ended September 30, 2025 and 2024.

	Six Months Ended September 30,
(Dollars in millions)	2025	2024
Beginning balance	$13	$22
Additions (releases)	1	(6)
Write-offs	(5)	1
Other*	1	—
Ending balance	$9	$17
*	Primarily represents translation adjustments.

The allowance for expected credit losses for contract assets was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and six months ended September 30, 2025 and 2024. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of September 30, 2025 and March 31, 2025.

Notes to Consolidated Financial Statements (continued)

Deferred Costs

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at September 30, 2025 and March 31, 2025:

	September 30,	March 31,
(Dollars in millions)	2025	2025
Deferred transition costs	$777	$697
Prepaid software costs	1,720	876
Capitalized costs to fulfill contracts	221	195
Capitalized costs to obtain contracts	274	281
Total deferred costs*	$2,991	$2,049
*	Of the total deferred costs, $1,101 million was current and $1,890 million was noncurrent at September 30, 2025, and $1,009 million was current and $1,040 million was noncurrent at March 31, 2025.

The amount of total deferred costs amortized for the three months ended September 30, 2025 was $431 million, composed of $59 million of amortization of deferred transition costs, $246 million of amortization of prepaid software and $125 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2025 was $844 million, composed of $122 million of amortization of deferred transition costs, $491 million of amortization of prepaid software and $231 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended September 30, 2024 was $435 million, composed of $75 million of amortization of deferred transition costs, $262 million of amortization of prepaid software and $98 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2024 was $852 million, composed of $147 million of amortization of deferred transition costs, $500 million of amortization of prepaid software and $205 million of amortization of capitalized contract costs.

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

Notes to Consolidated Financial Statements (continued)

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

The following tables reflect the results of the Company’s segments:

	Three Months Ended September 30, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$899	$581	$1,334	$906	$3,721
Cost of service, excluding depreciation and amortization*	557	366	904	599	2,425
Selling, general and administrative expenses, excluding depreciation and amortization*	145	90	216	155	605
Other items†	3	3	5	10	21
Segment adjusted EBITDA	$195	$123	$210	$142	$669

	Three Months Ended September 30, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$960	$604	$1,318	$892	$3,774
Cost of service, excluding depreciation and amortization*	620	416	901	593	2,529
Selling, general and administrative expenses, excluding depreciation and amortization*	161	85	209	135	590
Other items†	20	10	21	25	77
Segment adjusted EBITDA	$159	$94	$187	$138	$579

* Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.

† Other items include workforce rebalancing charges and other expense.

Notes to Consolidated Financial Statements (continued)

	Six Months Ended September 30, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$1,810	$1,160	$2,690	$1,804	$7,464
Cost of service, excluding depreciation and amortization*	1,127	737	1,832	1,183	4,879
Selling, general and administrative expenses, excluding depreciation and amortization*	282	175	434	298	1,188
Other items†	10	11	17	17	55
Segment adjusted EBITDA	$391	$238	$407	$306	$1,342

	Six Months Ended September 30, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$1,946	$1,174	$2,633	$1,761	$7,513
Cost of service, excluding depreciation and amortization*	1,278	814	1,753	1,183	5,028
Selling, general and administrative expenses, excluding depreciation and amortization*	343	171	428	279	1,220
Other items†	33	11	23	41	108
Segment adjusted EBITDA	$292	$177	$428	$258	$1,156

* Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.

† Other items include workforce rebalancing charges and other expense.

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Segment adjusted EBITDA	$669	$579	$1,342	$1,156
Charges related to ceasing to use leased/fixed assets and lease terminations	—	(10)	—	(20)
Transaction-related costs	—	—	—	(21)
Stock-based compensation expense	(26)	(25)	(50)	(49)
Interest expense	(20)	(25)	(39)	(52)
Depreciation of property, equipment and capitalized software	(193)	(150)	(384)	(276)
Amortization expense	(312)	(347)	(627)	(664)
Corporate expense not allocated to the segments	(28)	(22)	(53)	(42)
Other adjustments*	9	(5)	4	27
Pretax income (loss)	$98	$(5)	$190	$59
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

NOTE 5. TAXES

For the three months ended September 30, 2025, the Company’s effective tax rate was 30.6%, compared to (703.7%) for the three months ended September 30, 2024. For the six months ended September 30, 2025, the Company’s effective tax rate was 34.7%, compared to 154.2% for the six months ended September 30, 2024. The Company’s

Notes to Consolidated Financial Statements (continued)

negative effective tax rate for the three months ended September 30, 2024 reflects a tax expense on a pretax book loss in that period.

The Company’s effective tax rate for the three and six months ended September 30, 2025, and the six months ended September 30, 2024, was higher than the Company’s statutory tax rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

In July 2025, the U.S. government enacted new tax legislation that, among other things, made permanent items such as 100% bonus depreciation on certain fixed assets, immediate expensing of domestic research costs and an increased business interest expense limitation. It also included modifications to several international tax provisions. The Company recorded no material incremental tax expense or benefit in the current quarter related to the legislation.

NOTE 6. EARNINGS PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and six months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income (loss) on which basic and diluted earnings per share is calculated	$68	$(43)	$124	$(32)

Number of shares on which basic earnings (loss) per share is calculated	230.6	231.6	230.4	231.1
Dilutive effect of stock options and equity awards	5.2	—	7.0	—
Number of shares on which diluted earnings per share is calculated	235.9	231.6	237.5	231.1

Basic earnings (loss) per share	$0.29	$(0.19)	$0.54	$(0.14)
Diluted earnings (loss) per share	0.29	(0.19)	0.52	(0.14)

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2025	2024	2025	2024
Nonvested restricted stock units	2.5	7.4	1.6	7.8
Nonvested performance-conditioned stock units	4.2	5.4	3.7	5.0
Nonvested market-conditioned stock units	—	3.2	—	3.1
Stock options issued and outstanding	—	3.4	—	3.5
Total	6.7	19.4	5.3	19.3

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and six months ended September 30, 2025 and 2024.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2025 and March 31, 2025:

	Fair Value
	Hierarchy	At September 30, 2025			At March 31, 2025
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$11	$106	$(95)	$6	$29	$(23)
Cross-currency swap contracts	2	17	30	(13)	12	11	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	6	2	4	27	2	25
Total		$34	$139	$(105)	$45	$43	$2

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within other accrued expenses and liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at September 30, 2025 and March 31, 2025. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at September 30, 2025 and March 31, 2025 were $471 million and $765 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 9 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion as of September 30, 2025 and March 31, 2025, with an estimated fair value of $2.8 billion and $2.7 billion as of September 30, 2025 and March 31, 2025, respectively.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $563 million and $1.2 billion for the three and six months ended September 30, 2025, respectively, and $1.1 billion and $1.9 billion for the three and six months ended September 30, 2024, respectively. The fees associated with the transfers of receivables were $5 million and $10 million for the three and six months ended September 30, 2025, respectively, and $10 million and $20 million for the three and six months ended September 30, 2024, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At September 30, 2025			At March 31, 2025
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$668	$—	$668	$357	$—	$357
Net investment hedges	1,082	500	1,582	1,485	500	1,985
Derivatives not designated as hedging instruments	$1,446	$—	$1,446	$1,148	$—	$1,148

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

At September 30, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At September 30, 2025 and March 31, 2025, the weighted-average remaining maturity of these instruments was approximately 0.4 years and 0.5 years, respectively. At September 30, 2025 and March 31, 2025, in connection with cash flow hedges of foreign currency transactions, the Company had unrealized losses of $2 million and $1 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $2 million (before taxes) of deferred net losses on derivatives in AOCI at September 30, 2025 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

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

At September 30, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately eight years. The weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately three years at September 30, 2025 and March 31, 2025. At September 30, 2025 and March 31, 2025, the Company had unrealized losses of $145 million and $6 million (each before taxes), respectively, in AOCI related to net investment hedges.

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

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

(Dollars in millions)	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
Three months ended	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
September 30:	2025	2024	Line Item	2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$5	$(14)	Cost of services	$(1)	$—	$—	$—
			Other expense	3	—	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	11	(16)	Interest expense	—	2	3	2
Foreign exchange contracts	3	(21)	Interest expense	—	3	7	3
Total	$19	$(51)		$1	$6	$10	$5

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
Six months ended September 30:	2025	2024	Line Item	2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(4)	$(15)	Cost of services	$(3)	$—	$—	$—
			Other expense	3	—	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	(8)	—	Interest expense	—	6	6	6
Foreign exchange contracts	(130)	(19)	Interest expense	—	3	15	3
Total	$(142)	$(34)		$(1)	$10	$20	$9

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended September 30:	Line Item	2025	2024
Foreign exchange contracts	Other expense	$(5)	$31
Total		$(5)	$31

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Six months ended September 30:	Line Item	2025	2024
Foreign exchange contracts	Other expense	$42	$3
Total		$42	$3

For the three months ended September 30, 2025 and 2024, our net income included a gain of $1 million and a loss of $74 million (each before taxes), respectively, from foreign currency transactions. For the six months ended September 30, 2025 and 2024, our net income included a loss of $60 million and a loss of $47 million (each before taxes), respectively, from foreign currency transactions.

Notes to Consolidated Financial Statements (continued)

NOTE 8. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At September 30, 2025			At March 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$147	$(44)	$103	$216	$(76)	$141
Customer relationships*	123	(71)	51	121	(60)	61
Completed technology	13	(4)	9	13	(2)	11
Patents and trademarks*	15	(11)	4	15	(10)	5
Total	$298	$(131)	$168	$365	$(148)	$218

* Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets decreased by $50 million during the six months ended September 30, 2025, primarily due to the reclassification of certain capitalized software intangibles to prepaid assets and other noncurrent assets resulting from the migration of on-premises software to a cloud-based solution. The aggregate intangible asset amortization expense was $13 million and $28 million for the three and six months ended September 30, 2025, compared to $17 million and $36 million for the three and six months ended September 30, 2024, respectively. This included amortization of capitalized software of $7 million and $14 million for the three and six months ended September 30, 2025, respectively, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2025:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2026 (remaining six months)	$14	$11	$1	$1	$28
2027	28	19	3	2	52
2028	27	5	3	—	35
2029	22	5	3	—	29
2030	11	4	—	—	15
Thereafter	1	8	—	—	9

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the six months ended September 30, 2025 were as follows:

		Foreign Currency
(Dollars in millions)	Balance at	Translation	Balance at
Segment	March 31, 2025	Adjustments	September 30, 2025
United States	$11	$—	$11
Japan	489	1	489
Principal Markets	92	—	92
Strategic Markets	198	—	198
Total	$790	$1	$791

There were no goodwill impairment losses recorded for the six months ended September 30, 2025 and 2024. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

NOTE 9. BORROWINGS

Debt

The following table presents the components of our debt:

			September 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2025	2025
Unsecured senior notes due 2026	2.05%	October 2026	$700	$700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35%*	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	5.49%†	2025-2031	244	290
			$3,144	$3,190
Less: Unamortized discount			4	4
Less: Unamortized debt issuance costs			13	14
Less: Current portion of long-term debt			124	129
Total long-term debt			$3,004	$3,042
*

Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

†Weighted-average discount rate.

Notes to Consolidated Financial Statements (continued)

Contractual obligations of long-term debt outstanding at September 30, 2025, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2026 (remaining six months)	$15
2027	710
2028	—
2029	500
2030	—
Thereafter	1,700
Total	$2,925
*	Contractual obligations approximate scheduled repayments.

As of September 30, 2025, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

NOTE 10. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2025 and March 31, 2025 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the six months ended September 30, 2025, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

NOTE 11. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and six months ended September 30, 2025 and 2024:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended September 30, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(15)	$—	$(15)
Unrealized gains (losses) on net investment hedges	14	—	14
Total foreign currency translation adjustments	$(2)	$—	$(2)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$5	$—	$5
Reclassification of (gains) losses to net income	1	—	1
Total unrealized gains (losses) on cash flow hedges	$7	$—	$6
Retirement-related benefit plans – amortization of net (gains) losses	$3	$(1)	$2
Other comprehensive income	$8	$(1)	$7

For the three months ended September 30, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$151	$—	$151
Unrealized gains (losses) on net investment hedges	(42)	—	(42)
Total foreign currency translation adjustments	$109	$—	$109
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(14)	$4	$(9)
Reclassification of (gains) losses to net income	—	—	—
Total unrealized gains (losses) on cash flow hedges	$(14)	$4	$(10)
Retirement-related benefit plans – amortization of net (gains) losses	$4	$(1)	$3
Other comprehensive income	$99	$3	$102

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the six months ended September 30, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$207	$—	$207
Unrealized gains (losses) on net investment hedges	(138)	—	(138)
Total foreign currency translation adjustments	$69	$—	$69
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$—	$(4)
Reclassification of (gains) losses to net income	3	1	4
Total unrealized gains (losses) on cash flow hedges	$(1)	$1	$—
Retirement-related benefit plans – amortization of net (gains) losses	$5	$(2)	$4
Other comprehensive income	$73	$(1)	$72

For the six months ended September 30, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$88	$—	$88
Unrealized gains (losses) on net investment hedges	(28)	—	(28)
Total foreign currency translation adjustments	$60	$—	$60
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(15)	$4	$(11)
Reclassification of (gains) losses to net income	—	—	—
Total unrealized gains (losses) on cash flow hedges	$(15)	$4	$(12)
Retirement-related benefit plans – amortization of net (gains) losses	$8	$(2)	$6
Other comprehensive income	$53	$1	$54

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
July 1, 2025	$(6)	$(945)	$(143)	$(1,094)
Other comprehensive income (loss)	6	(2)	2	7
September 30, 2025	$—	$(947)	$(142)	$(1,088)

July 1, 2024	$(1)	$(1,016)	$(175)	$(1,192)
Other comprehensive income (loss)	(10)	109	3	102
September 30, 2024	$(11)	$(907)	$(172)	$(1,090)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2025	$1	$(1,016)	$(145)	$(1,160)
Other comprehensive income (loss)	—	69	4	72
September 30, 2025	$—	$(947)	$(142)	$(1,088)

April 1, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	(12)	60	6	54
September 30, 2024	$(11)	$(907)	$(172)	$(1,090)

*	Foreign currency translation adjustments are presented gross.

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

During the three and six months ended September 30, 2025, the Company repurchased 2.9 and 4.6 million shares of its common stock at an aggregate cost of $89 and $154 million, respectively, under the Share Repurchase Program.

In November 2025, the Company announced that its Board of Directors approved an increase to the Share Repurchase Program, which added $400 million of capacity to the $51 million of capacity remaining as of September 30, 2025.

Notes to Consolidated Financial Statements (continued)

NOTE 12. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and six months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$8	$9	$16	$18
Interest cost*	15	13	29	27
Expected return on plan assets*	(16)	(15)	(31)	(30)
Amortization of prior service costs (credits)*	—	—	—	1
Curtailments and settlements*	—	1	—	1
Recognized actuarial losses (gains)*	3	4	5	8
Net periodic pension cost	$10	$12	$19	$24

* These components of net periodic pension cost are included in other expense in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

NOTE 13. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the six months ended September 30, 2025, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which we expect to continue through the end of the fiscal year 2026. We expect these actions will result in workforce rebalancing charges (the “Fiscal 2026 Program”) of approximately $80 million.

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

The following table presents the segment breakout of charges incurred during the three and six months ended September 30, 2025 and 2024.

	Three Months Ended		Six Months Ended		Costs Incurred to Date
	September 30,		September 30,		Fiscal 2026	Fiscal 2025
(Dollars in millions)	2025	2024	2025	2024	Program	Program
United States	$4	$21	$10	$41	$10	$62
Japan	1	2	5	3	5	12
Principal Markets	3	9	13	14	13	30
Strategic Markets	12	17	17	36	17	58
Total charges	$19	$49	$44	$94	$44	$162

Notes to Consolidated Financial Statements (continued)

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three and six months ended September 30, 2025 and 2024.

	Three Months Ended		Six Months Ended		Costs Incurred to Date
	September 30,		September 30,		Fiscal 2026	Fiscal 2025
(Dollars in millions)	2025	2024	2025	2024	Program	Program
Cost of services	$—	$10	$—	$18	$—	$45
Selling, general and administrative expenses	—	—	—	2	—	3
Workforce rebalancing charges	19	39	44	74	44	114
Total charges	$19	$49	$44	$94	$44	$162

The following table presents the components of and changes in our workforce rebalancing liabilities during the six months ended September 30, 2025.

	Fiscal 2026	Fiscal 2025
(Dollars in millions)	Program	Program*
Balance at March 31, 2025	$—	$16
Charges	44	—
Cash payments	(28)	(13)
Balance at September 30, 2025	$16	$4
*	The Fiscal 2025 Program balance excludes workforce rebalancing liabilities inherited from our former Parent of $16 million as of March 31, 2025. Current-year movement excludes cash payments of $4 million, non-cash adjustment of ($1) million and ending balance of $13 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

NOTE 14. SUBSEQUENT EVENTS

In November 2025, the Company entered into an agreement to acquire all outstanding equity interests of Solvinity Group B.V., a provider of managed cloud platforms and services in the Netherlands, for cash consideration of approximately €100 million. The acquisition is expected to close in the fourth quarter of fiscal 2026, subject to customary closing conditions, including regulatory approval and the required consultation with employee representatives.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025

Overview

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$3,721	$3,774	$7,464	$7,513
Revenue growth (GAAP)	(1)%	(7)%	(1)%	(9)%
Revenue growth in constant currency*	(4)%	(7)%	(3)%	(8)%
Net income (loss)	$68	$(43)	$124	$(32)
Adjusted EBITDA*	$641	$557	$1,288	$1,113
*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results.”

	September 30,	March 31,
(Dollars in millions)	2025	2025
Assets	$11,244	$10,452
Liabilities	9,904	9,121
Equity	1,340	1,331

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

Financial Performance Summary

Macro Dynamics

Most economists, including the International Monetary Fund, expect positive but subdued global macroeconomic growth in calendar year 2025 and calendar year 2026 amid ongoing trade tensions and heightened macroeconomic uncertainties. Global markets have experienced volatility from time to time in recent months, driven by geopolitical developments, concerns over changes in global trade policies and the imposition of import tariffs by the United States, reactions from other nations and proposed U.S. government spending reductions. Increased economic uncertainty can impact the level and composition of global macroeconomic activity.

Financial Performance

For the three months ended September 30, 2025, we reported $3.7 billion in revenue, a decrease of 1% compared to the prior-year period. The revenue performance included a favorable currency exchange rate impact of three points. United States revenue declined 6 percent, Japan revenue decreased 4 percent, Principal Markets revenue increased 1 percent and Strategic Markets revenue increased 2 percent, in each case compared to the three months ended September 30, 2024. Net income of $68 million increased by $111 million versus the prior-year period, reflecting progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

For the six months ended September 30, 2025, we reported $7.5 billion in revenue, a decrease of 1% compared to the prior-year period. The revenue performance included a favorable currency exchange rate impact of two points.

Management Discussion (continued)

United States revenue declined 7 percent, Japan revenue decreased 1 percent, Principal Markets revenue increased 2 percent and Strategic Markets revenue increased 2 percent, in each case compared to the six months ended September 30, 2024. Net income of $124 million increased by $156 million versus the prior-year period reflecting a $30 million decline in workforce rebalancing charges, no current-period transaction-related costs and progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and six months ended September 30, 2025 and 2024. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended September 30,		Year-over-Year Change	Six Months Ended September 30,		Year-over-Year Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenue
United States	$899	$960	(6)%	$1,810	$1,946	(7)%
Japan	581	604	(4)%	1,160	1,174	(1)%
Principal Markets	1,334	1,318	1%	2,690	2,633	2%
Strategic Markets	906	892	2%	1,804	1,761	2%
Total revenue	$3,721	$3,774	(1)%	$7,464	$7,513	(1)%
Revenue growth in constant currency*	(4)%	(7)%		(3)%	(8)%
Adjusted EBITDA*
United States	$195	$159	22%	$391	$292	34%
Japan	123	94	30%	238	177	34%
Principal Markets	210	187	12%	407	428	(5)%
Strategic Markets	142	138	3%	306	258	18%
Corporate and other†	(28)	(22)	NM	(53)	(42)	NM
Total adjusted EBITDA*	$641	$557	15%	$1,288	$1,113	16%

NM – not meaningful

*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).

† Represents net amounts not allocated to segments.

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

Management Discussion (continued)

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

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income (loss)	$68	$(43)	$124	$(32)
Provision for income taxes	30	38	66	91
Interest expense	20	25	39	52
Depreciation of property, equipment and capitalized software	193	150	384	276
Amortization expense	312	347	627	664
Charges related to ceasing to use leased/fixed assets and lease terminations	—	10	—	20
Transaction-related costs	—	—	—	21
Stock-based compensation expense	26	25	50	49
Other adjustments*	(9)	5	(4)	(27)
Adjusted EBITDA (non-GAAP)	$641	$557	$1,288	$1,113
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

United States

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$899	$960	$1,810	$1,946
Revenue year-over-year change	(6)%	(13)%	(7)%	(14)%
Adjusted EBITDA	$195	$159	$391	$292
Adjusted EBITDA year-over-year change	22%		34%

For the three months ended September 30, 2025, United States revenue of $899 million decreased 6 percent compared to the prior-year quarter, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA increased $36 million from the prior-year quarter, primarily driven by progress on our key initiatives to drive operating efficiencies.

For the six months ended September 30, 2025, United States revenue of $1.8 billion decreased 7 percent compared to the prior-year period, driven by the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA increased $99 million from the prior-year period, primarily driven by progress on our key initiatives to drive operating efficiencies, including lower sales, general and administrative expenses.

Management Discussion (continued)

Japan

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$581	$604	$1,160	$1,174
Revenue year-over-year change	(4)%	6%	(1)%	0%
Revenue growth in constant currency	(5)%	9%	(5)%	7%
Adjusted EBITDA	$123	$94	$238	$177
Adjusted EBITDA year-over-year change	30%		34%

For the three months ended September 30, 2025, Japan revenue of $581 million decreased 4 percent, and decreased 5 percent in constant currency, compared to the prior-year quarter, driven by actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $29 million from the prior-year quarter, driven by progress on our key initiatives to drive operating efficiencies.

For the six months ended September 30, 2025, Japan revenue of $1.2 billion decreased 1 percent, and decreased 5 percent in constant currency, compared to the prior-year period, driven by actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $61 million from the prior-year period, driven by progress on our key initiatives to drive operating efficiencies.

Principal Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$1,334	$1,318	$2,690	$2,633
Revenue year-over-year change	1%	(4)%	2%	(5)%
Revenue growth in constant currency	(3)%	(5)%	(2)%	(5)%
Adjusted EBITDA	$210	$187	$407	$428
Adjusted EBITDA year-over-year change	12%		(5)%

For the three months ended September 30, 2025, Principal Markets revenue of $1.3 billion increased 1 percent compared to the prior-year quarter, driven by a favorable currency exchange rate impact of four points. Adjusted EBITDA increased $23 million from the prior-year quarter, primarily due to progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

For the six months ended September 30, 2025, Principal Markets revenue of $2.7 billion increased 2 percent compared to the prior-year period, driven by a favorable currency exchange rate impact of four points. Adjusted EBITDA decreased $21 million from the prior-year period, primarily due to a vendor credit in the prior year, partially offset by progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

Strategic Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$906	$892	$1,804	$1,761
Revenue year-over-year change	2%	(12)%	2%	(14)%
Revenue growth in constant currency	(2)%	(11)%	0%	(13)%
Adjusted EBITDA	$142	$138	$306	$258
Adjusted EBITDA year-over-year change	3%		18%

For the three months ended September 30, 2025, Strategic Markets revenue of $906 million increased 2 percent compared to the prior-year quarter, driven by a favorable currency exchange rate impact of four points. Adjusted

Management Discussion (continued)

EBITDA increased $4 million from the prior-year quarter, primarily due to progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

For the six months ended September 30, 2025, Strategic Markets revenue of $1.8 billion increased 2 percent compared to the prior-year period, driven by a favorable currency exchange rate impact of two points. Adjusted EBITDA increased $48 million from the prior-year period, primarily due to progress on our key initiatives to drive operating efficiencies and higher margins on recent signings.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $28 million in the three months ended September 30, 2025, compared to a loss of $22 million in the three months ended September 30, 2024. Corporate and other had an adjusted EBITDA loss of $53 million in the six months ended September 30, 2025, compared to a loss of $42 million in the six months ended September 30, 2024.

Costs and Expenses

	Three Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$3,721	$3,774	100.0%	100.0%	(1)%
Cost of services	2,920	3,024	78.5%	80.1%	(3)%
Selling, general and administrative expenses	659	647	17.7%	17.1%	2%
Workforce rebalancing charges	19	39	0.5%	1.0%	(51)%
Interest expense	20	25	0.5%	0.7%	(21)%
Other expense	5	44	0.1%	1.2%	(89)%
Income (loss) before income taxes	$98	$(5)

NM – not meaningful

Cost of services was 78.5% of revenue in the three months ended September 30, 2025, compared to 80.1% in the three months ended September 30, 2024, driven by progress on our key initiatives to drive operating efficiencies and higher margins on recent signings. Selling, general and administrative expenses were 17.7% of revenue in the three months ended September 30, 2025 compared to 17.1% in the prior-year quarter, driven by lower revenue. Workforce rebalancing charges were 0.5% of revenue in the three months ended September 30, 2025 versus 1.0% of revenue in the prior-year quarter. Interest expense was 0.5% of revenue in the three months ended September 30, 2025 compared to 0.7% in the prior-year quarter. Other expense was 0.1% of revenue in the three months ended September 30, 2025, compared to 1.2% of revenue in the prior-year quarter, driven by currency-related hedging losses recorded last year.

Management Discussion (continued)

	Six Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$7,464	$7,513	100.0%	100.0%	(1)%
Cost of services	5,867	5,958	78.6%	79.3%	(2)%
Selling, general and administrative expenses	1,305	1,304	17.5%	17.4%	0%
Workforce rebalancing charges	44	74	0.6%	1.0%	(40)%
Transaction-related costs	—	21	0.0%	0.3%	(100)%
Interest expense	39	52	0.5%	0.7%	(25)%
Other expense	18	44	0.2%	0.6%	(59)%
Income before income taxes	$190	$59

NM – not meaningful

Cost of services was 78.6% of revenue in the six months ended September 30, 2025, compared to 79.3% in the six months ended September 30, 2024, driven by progress on our key initiatives to drive operating efficiencies and higher margins on recent signings. Selling, general and administrative expenses were 17.5% of revenue in the six months ended September 30, 2025 compared to 17.4% in the prior-year period. Workforce rebalancing charges were 0.6% of revenue in the six months ended September 30, 2025 versus 1.0% of revenue in the prior-year period. Interest expense was 0.5% of revenue in the six months ended September 30, 2025 compared to 0.7% in the prior-year period. Other expense was 0.2% of revenue in the six months ended September 30, 2025 compared to 0.6% in the prior-year period, driven by currency-related hedging losses recorded last year.

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

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2026 Program

During the three and six months ended September 30, 2025, management initiated actions to reduce the Company’s overall cost structure and enhance operating efficiency. As a result of these actions, the Company recorded workforce rebalancing charges of $19 million and $44 million for the three and six months ended September 30, 2025, respectively.

Total cash outlays for this program are expected to be approximately $80 million, of which approximately $28 million has been paid through September 30, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll costs and related expenses by more than $100 million. There can be no guarantee that we will achieve our expected cost savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 13 – Workforce Rebalancing Charges in the accompanying Consolidated Financial Statements.

Management Discussion (continued)

Fiscal 2025 Program

During the year ended March 31, 2025, management implemented actions to reduce the Company’s overall cost structure and increase our operating efficiency. During the year ended March 31, 2025, the Company recorded $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets.

Total cash outlays for this program are expected to be approximately $150 million, of which approximately $132 million has been paid through September 30, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended September 30, 2025 was $30 million, compared to $38 million for the three months ended September 30, 2024. Our income tax expense for the three months ended September 30, 2025 and 2024 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The provision for income taxes for the six months ended September 30, 2025 was $66 million, compared to $91 million for the six months ended September 30, 2024. Our income tax expense for the six months ended September 30, 2025 and 2024 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Financial Position

Dynamics

Total assets of $11.2 billion increased by $792 million (and increased by $372 million adjusted for currency) from March 31, 2025, primarily driven by an increase in deferred costs of $942 million mainly due to an extended and amended multi-year, third-party software agreement and an increase in operating right-of-use assets, net, of $138 million due to additions outpacing amortization, partially offset by a decrease in cash and cash equivalents of $455 million mainly due to share repurchases and payments for annual incentive compensation.

Total liabilities of $9.9 billion increased by $784 million (and increased by $526 million adjusted for currency) from March 31, 2025, primarily as a result of an increase in other noncurrent liabilities of $748 million driven by the extended and amended multi-year, third-party software agreement.

Total equity of $1.3 billion increased by $8 million from March 31, 2025, principally due to our net earnings of $124 million and other comprehensive income of $72 million in the period, as well as activity related to employee stock plans of $55 million, partially offset by $154 million of share repurchases under our Share Repurchase Program and $89 million of shares repurchased for tax withholdings.

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Six Months Ended September 30,
(Dollars in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$22	$101
Investing activities	(196)	(241)
Financing activities	(310)	(101)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	30	17
Net change in cash, cash equivalents and restricted cash	$(453)	$(224)

Net cash provided by operating activities was $22 million in the six months ended September 30, 2025, compared to $101 million in the prior-year period mainly due to a decline of $187 million in accounts receivables as a source of cash in the current year compared to the prior year when the collection of receivables outpaced revenues, partially offset by $161 million in higher earnings in the current year.

Net cash used in investing activities was $196 million in the six months ended September 30, 2025, compared to a net cash use of $241 million in the prior-year period due to an acquisition in the prior-year period.

Net cash used in financing activities totaled $310 million in the six months ended September 30, 2025, compared to net cash used by financing activities of $101 million in the prior-year period, mainly due to share repurchases of $154 million under the Company’s Share Repurchase Program and $89 million of shares repurchased to settle tax withholdings related to the vesting of stock-based awards.

Other Information

Signings

The following table presents the Company’s signings for the three and six months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in billions)	2025	2024	2025	2024
Total signings	$2.8	$5.6	$6.0	$8.7

Signings decreased by $2.8 billion, or 49% in the three months ended September 30, 2025, compared to the prior-year quarter, and signings decreased by $2.7 billion, or 31%, in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, primarily because the quarter ended September 30, 2024 included a $1.8 billion signing, the largest signing in Kyndryl’s history as an independent company. Management uses signings to monitor the performance of the business, as a measure of customer engagement and our ability to drive growth. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Management Discussion (continued)

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and our revolving credit agreement will be sufficient to meet our anticipated operating cash needs and to fund our planned capital investments, debt maturities and stock repurchases for at least the next twelve months.

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

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). In March 2025, we further amended the agreement, extending the maturity to March 2030. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. As of September 30, 2025, there has been no drawdown on the Revolving Credit Agreement.

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

Management Discussion (continued)

discretion to purchase such incremental amounts. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell receivables contingent on the approval of the counterparty. These agreements were first executed in June 2022 and renew automatically on their anniversary date, unless either party elects not to extend.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $563 million and $1.2 billion for the three and six months ended September 30, 2025, respectively, and $1.1 billion and $1.9 billion for the three and six months ended September 30, 2024, respectively. The fees associated with the transfers of receivables were $5 million and $10 million for the three and six months ended September 30, 2025, and were $10 million and $20 million for the three and six months ended September 30, 2024, respectively.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company is not a party to the arrangement between its suppliers and the financial institution. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program were immaterial at September 30, 2025 and March 31, 2025.

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

During the three and six months ended September 30, 2025, the Company repurchased 2.9 and 4.6 million shares of its common stock at an aggregate cost of $89 and $154 million, respectively, under the Share Repurchase Program.

In November 2025, the Company announced that its Board of Directors approved an increase to the Share Repurchase Program, which added $400 million of repurchase capacity to the $51 million of capacity remaining as of September 30, 2025.

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

Management Discussion (continued)

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook and business trends and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objectives,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would,” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs regarding future business and financial performance. The Company’s actual business, financial condition or results of operations may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell additional services to customers;
●	failure to meet growth and productivity objectives and maintain our capital allocation strategy;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, geopolitical, public health and other conditions;
●	damage to the Company’s reputation;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the impact of our business with foreign, state and local government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;
●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;
●	risks relating to non-compliance with legal and regulatory requirements and changes in laws, regulations and policies in the U.S. and countries where the Company and its customers do business, including with respect to tariffs, taxes and other controls on imports or exports;
●	adverse effects from tax matters and environmental matters;
●	legal proceedings and investigatory risks and potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

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

Management Discussion (continued)

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

A summary of our common stock repurchases during the three months ended September 30, 2025 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - 31	207,928	$40.77	207,928	$133
August 1 - 31	1,447,359	30.50	1,447,359	88
September 1 - 30	1,197,396	30.98	1,197,396	51
Total	2,852,683		2,852,683
(a)	All shares were repurchased in open market transactions pursuant to the $300 million Share Repurchase Program authorized by our Board of Directors and publicly announced on November 21, 2024. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. On November 4, 2025, we announced that our Board of Directors approved an increase to the Share Repurchase Program, which added $400 million of capacity to the $51 million of capacity remaining as of September 30, 2025. See further description of the Stock Repurchase Program in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	November 5, 2025
		By:	/s/ Vineet Khurana

Vineet Khurana
Senior Vice President and Global Controller (Principal Accounting Officer and Authorized Signatory)