Form 10-K/A
period 2025-03-31
Kyndryl Holdings, Inc.
filed 2026-02-17
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

In connection with the review by Kyndryl Holdings, Inc. (“we,” “Kyndryl” or the “Company”), through the Audit Committee of its Board of Directors (the “Board”), of its cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters, the Company re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of March 31, 2025. The Company determined that there were material weaknesses in the Company’s internal control over financial reporting as of March 31, 2025 and that the Company’s disclosure controls and procedures and internal control over financial reporting were ineffective as of such date.

As a result, the Company is filing this Amendment No. 1 (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, originally filed with the Securities and Exchange Commission (“SEC”) on May 30, 2025 (the “Original Form 10-K”), to:

●	include in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” a new paragraph under the subheading “Financial Position—Cash Flow” regarding the Company’s cash management practices in the context of the Company’s cash flows;
●	reflect in the report of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, in Item 8. “Financial Statements and Supplementary Data,” that the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2025;
●	reflect in Item 9A. “Controls and Procedures,” including “Management’s Report on Internal Control over Financial Reporting,” that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of March 31, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as of March 31, 2025; and
●	reflect in Item 15. “Exhibits, Financial Statement Schedules” the new certifications and consent referenced below.

This Amendment also includes the following exhibits:

●	new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) by the Company’s principal executive officer and principal financial officer; and
●	a new consent from PricewaterhouseCoopers LLP.

Notwithstanding the material weaknesses identified, the Company has concluded that the material weaknesses did not result in misstatements of previously issued historical consolidated financial statements and that such financial statements, which are also included in their entirety in this Amendment (without restatement or revision of such previously issued consolidated financial statements), continue to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the relevant periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items of the Original Form 10-K that are being amended and restated and the newly dated certifications and new consent referenced above. Unaffected items are not included herein. Accordingly, except as set forth herein, this Amendment does not modify or update disclosures included in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Among other things, the risk factors and the forward-looking statements included in the Original Form 10-K have not been revised to reflect events, facts or risks that occurred or became known to the Company after the filing of the Original Form 10-K, and any such sections and statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-K, including amendments to those filings.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The only amendment to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Original Form 10-K is to include a new paragraph under the subheading “Financial Position—Cash Flow” regarding the Company’s cash management practices in the context of the Company’s cash flows, and no other changes, modifications or amendments to any other sections, numbers or tables within Item 7 have been made.

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

NM - not meaningful

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

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 19 - Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

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

The effective tax rate for the year ended March 31, 2025 was higher compared to the year ended March 31, 2024, primarily due to the Company’s pretax income in fiscal year 2025, compared to a pretax loss in 2024. The effective tax rate for the year ended March 31, 2024 was lower (more negative) compared to the year ended March 31, 2023 primarily due to the Company’s pretax loss being significantly lower in fiscal year 2024. For more information, see Note 5 - Taxes in the accompanying Consolidated Financial Statements.

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

As part of our ongoing cash and commercial management strategy with customers and suppliers and as previously disclosed, our standard practice since the time of our spin-off from IBM is to actively manage our working capital, including accounts receivables and accounts payables. This includes optimizing payment terms and conditions, accelerating certain cash receipts (including through the sale of trade receivables to third-party financial institutions) and delaying certain cash payments (including deferring vendor payments quarter to quarter, in certain cases beyond vendor payment terms), and undertaking other discretionary cash and working capital management initiatives. The magnitude of these practices (including deferrals) has exceeded $100 million in current or prior periods but varied from quarter to quarter. The effects of these practices, including any impacts on our cash flows, have been and are reflected in our accounts payable, accounts receivable and our operating cash flows, which are accounted for in accordance with U.S. GAAP. Our working capital and cash flows have also reflected the impact of accrued contract costs in certain periods due to the timing of vendor billings. We may, from time to time, revise or adapt our cash and working capital management practices as we deem appropriate.

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

At March 31, 2025, the Company’s material future contractual obligations were primarily related to leases, debt and pension liabilities. See Note 9 - Leases, Note 12 - Borrowings, Note 13 - Other Liabilities and Note 17 - Retirement-Related Benefits of Notes to the Company’s consolidated financial statements. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2025, we had short-term (April 2025 through March 2026), mid-term (April 2026 through March 2028) and long-term (April 2028 onward) purchase commitments in the amount of $0.2 billion, $0.6 billion and $0.1 billion, respectively.

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

Critical Accounting Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical to our financial statements. Our significant accounting policies are described in Note 1 - Significant Accounting Policies to our consolidated financial statements.

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

For additional information on our pension plans and the development of these assumptions, see Note 17 - Retirement-Related Benefits to our consolidated financial statements.

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

In conjunction with our annual review of goodwill for impairment, we prepared qualitative analysis as of January 1, 2025. Based on this analysis of the qualitative factors, quantitative tests were not required. See Note 11 - Intangible Assets Including Goodwill for further discussion.

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

Item 8. Financial Statements and Supplementary Data

The only amendment to Item 8. “Financial Statements and Supplementary Data” included in the Original Form 10-K is to the Report of Independent Registered Public Accounting Firm only with respect to the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025 due to the subsequent determination that the Company’s internal control over financial reporting was ineffective as of March 31, 2025, as a result of the material weaknesses disclosed in this Amendment.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company’s senior finance executives failing to set an appropriate tone at the top within the control environment component of the COSO framework, including a lack of transparency such that disclosure processes were impacted and lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as disclosure committee members; (ii) the Company not designing and maintaining effective controls to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company; and (iii) the Company not designing and maintaining effective controls regarding the internal investigation, escalation, and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement of Management’s Conclusion Regarding Internal Control over Financial Reporting

Management and we previously concluded that the Company maintained effective internal control over financial reporting as of March 31, 2025. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company’s senior finance executives failing to set an appropriate tone at the top within the control environment component of the COSO framework, including a lack of transparency such that disclosure processes were impacted and lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as disclosure committee members; (ii) the Company not designing and maintaining effective controls to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company; and (iii) the Company not designing and maintaining effective controls regarding the internal investigation, escalation, and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

May 30, 2025, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter discussed in the third paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is February 17, 2026

We have served as the Company’s auditor since 2020.

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

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) as of March 31, 2025, the end of the period covered by this report. At the time the Company filed the Original Form 10-K, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025. Subsequent to the filing of the Original Form 10-K, management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, determined that due to the material weaknesses in internal control over financial reporting described under Management’s Report on Internal Control over Financial Reporting (Restated) immediately below, the Company’s disclosure controls and procedures were not effective as of March 31, 2025.

Management has concluded that the consolidated financial statements for the periods covered by and included in the Original Form 10-K continue to fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting (Restated)

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In Management’s Report on Internal Control over Financial Reporting included in the Original Form 10-K, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2025. Subsequent to the filing of the Original Form 10-K, management re-evaluated its internal control over financial reporting and determined that the material weaknesses described below existed as of March 31, 2025. As a result, based on the criteria in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013), management has concluded that, as of March 31, 2025, the Company’s internal control over financial reporting was not effective and has restated its report on internal control over financial reporting.

Management evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the COSO framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on this evaluation, the Company identified the following material weaknesses in its internal control over financial reporting:

●	The Company’s senior finance executives failed to set an appropriate tone at the top based on the principles associated with the control environment component of the COSO framework. Specifically, there was a lack of transparency with the

Company’s Chief Executive Officer, the Audit Committee of the Board and the Board such that disclosure processes, including with respect to cash management practices regarding deferring vendor payments quarter to quarter, were impacted. Additionally, the Company lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as Disclosure Committee members and with adequate competency in their responsibilities regarding disclosure controls.
●	The Company did not design and maintain effective controls related to the information and communication component of the COSO framework to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company, including the Company’s Disclosure Committee and the Chief Executive Officer, as well as with the Audit Committee and the Board.
●	The aforementioned material weaknesses contributed to an additional material weakness. The Company did not design and maintain effective controls regarding the internal investigation, escalation and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels, including with respect to appropriate escalation of certain complaints to the Audit Committee.

These material weaknesses did not result in a misstatement of the Company’s previously issued historical consolidated financial statements; however, these material weaknesses could result in a misstatement that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of March 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Amendment. See “Report of Independent Registered Public Accounting Firm” in Item 8. “Financial Statements and Supplementary Data” in this Amendment.

Remediation Plan and Activities

The Company has appointed an Interim Chief Financial Officer, Interim General Counsel and Interim Corporate Controller. In addition, the Company expects to make the following enhancements to its internal control over financial reporting to remediate the material weaknesses described above:

●	provide updated training on disclosure controls and procedures and internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for members of management;
●	enhance the Company’s controls, policies, procedures and training related to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated regarding the application of the Company’s cash management practices;
●	enhance existing Disclosure Committee responsibilities to include, among other requirements, additional discussions and provide incremental training on these responsibilities; and
●	enhance the Company’s controls, policies, procedures and training related to the Company’s reporting hotline, including related to the evaluation and escalation to the Company’s Audit Committee of certain reports made through the hotline and certain other available reporting channels.

As the Company continues to evaluate and work to improve its internal control over financial reporting and disclosure controls and procedures, it may decide to take additional or different measures to address control deficiencies or modify the remediation actions described above. While the Company believes that these efforts will improve its internal control over financial reporting, the Company will not be able to conclude whether the steps the Company is taking will remediate the material weaknesses in internal control over financial reporting until a sustained period of time has passed to allow management to test the design and operational effectiveness of the new controls.

Changes in Internal Control over Financial Reporting

Other than the remediation of the Company’s information technology general controls previously disclosed in the Original Form 10-K, there have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

4.5

Description of the registrant’s securities registered under Section 12 of the Exchange Act was filed as Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 filed on May 30, 2025 and is hereby incorporated by reference.

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

Exhibit Number	Description of Exhibit

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

10.12

IBM International Client Relationship Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.13

Master Subcontracting Framework Agreement, dated as of November 2, 2021, between International Business Machines Corporation and Kyndryl, Inc. was filed as Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.*

10.14

Amended and Restated Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 29, 2022 and is hereby incorporated by reference.†

10.15

Amended and Restated Kyndryl 2021 Long-Term Performance Plan (LTPP) was filed as Exhibit 4.3 to the registrant’s Registration Statement on Form S-8 filed on July 31, 2023 and is hereby incorporated by reference.†

10.16

Forms of LTPP equity award agreements for (i) stock options, restricted stock, restricted stock units, cash-settled restricted stock units and (ii) retention restricted stock unit awards was filed as Exhibit 10.10 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.17

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.11 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.18

Form of Terms and Conditions of LTPP equity award agreements was filed as Exhibit 10.12 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†

10.19

Form of LTPP equity award agreement for directors was filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.20

Form of Terms and Conditions for LTPP equity award agreement for directors was filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.†

10.21

Form of LTPP equity award agreement for performance share units (Fiscal 2023) was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 filed on November 4, 2022 and is hereby incorporated by reference.†

10.22

Form of LTPP equity award agreement for restricted stock units was filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023 and is hereby incorporated by reference.†

10.23

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023 and is hereby incorporated by reference.†

10.24

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 7, 2024 and is hereby incorporated by reference.†

10.25

Form of LTPP equity award agreement for performance share units was filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 filed on May 30, 2025 and is hereby incorporated by reference.†

10.26

Form of LTPP equity award agreement for restricted stock units was filed as Exhibit 10.26 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 filed on May 30, 2025 and is hereby incorporated by reference.†

Exhibit Number	Description of Exhibit

10.27

Form of LTPP equity award agreement for retention restricted stock units was filed as Exhibit 10.27 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 filed on May 30, 2025 and is hereby incorporated by reference.†

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

21.1	Subsidiaries of the registrant was filed as Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 filed on May 30, 2025 and is hereby incorporated by reference.
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of attorney was filed as Exhibit 24.1 to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 filed on May 30, 2025 and is hereby incorporated by reference.
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit Number	Description of Exhibit

32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

Kyndryl Holdings, Inc.
(Registrant)

Date: February 17, 2026	By:	/s/ Martin J. Schroeter

Martin J. Schroeter
Chairman of the Board and Chief Executive Officer
(Authorized Signatory)