Form 10-Q/A
period 2025-06-30
Kyndryl Holdings, Inc.
filed 2026-02-17
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

In connection with the review by Kyndryl Holdings, Inc. (the “Company”), through the Audit Committee of its Board of Directors (the “Board”), of its cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters, the Company re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of March 31, 2025. As disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 17, 2026 (the “Form 10-K Amendment”), the Company determined that there were material weaknesses in the Company’s internal control over financial reporting as of March 31, 2025 and that the Company’s disclosure controls and procedures and internal control over financial reporting were ineffective as of such date.

Due to the continued existence of the material weaknesses in the Company’s internal control over financial reporting disclosed in the Form 10-K Amendment as of June 30, 2025, the Company determined that the Company’s disclosure controls and procedures were also ineffective as June 30, 2025.

As a result, the Company is filing this Amendment No. 1 (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, originally filed with the SEC on August 5, 2025 (the “Original Form 10-Q”), to amend:

•	Item 4. “Controls and Procedures” to reflect that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as of June 30, 2025; and

•	Item 6. “Exhibits” to reflect the new certifications referenced below.

This Amendment also includes new currently dated certifications (as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) by the Company’s principal executive officer and principal financial officer.

Notwithstanding the material weaknesses identified, the Company has concluded that the material weaknesses did not result in misstatements of previously issued historical consolidated financial statements and that such financial statements continue to present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the relevant periods presented in conformity with U.S. generally accepted accounting principles (“GAAP”).

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items of the Original Form 10-Q that are being amended and the newly dated certifications referenced above. Unaffected items are not included herein. Accordingly, except as set forth herein, this Amendment does not modify or update disclosures included in the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Among other things, management’s discussion and analysis of financial condition and results of operation and the forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, facts or risks that occurred or became known to the Company after the filing of the Original Form 10-Q, and any such section or statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-Q, including the Form 10-K Amendment and amendments to other subsequent filings, if any.

Part I - Financial Information

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2025. At the time the Company filed the Original Form 10-Q, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025. Subsequent to the filing of the Original Form 10-Q, management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, determined that due to the material weaknesses in internal control over financial reporting described immediately below, the Company’s disclosure controls and procedures were not effective as of June 30, 2025.

Management has concluded that the consolidated financial statements for the periods covered by and included in the Original Form 10-Q continue to fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses described below did not result in a misstatement of the Company’s previously issued historical consolidated financial statements; however, these material weaknesses could result in a misstatement that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company identified the following material weaknesses in its internal control over financial reporting:

•	The Company’s senior finance executives failed to set an appropriate tone at the top based on the principles associated with the control environment component of the COSO framework. Specifically, there was a lack of transparency with the Company’s Chief Executive Officer, the Audit Committee of the Board and the Board, such that disclosure processes, including with respect to cash management practices regarding deferring vendor payments quarter to quarter, were impacted. Additionally, the Company lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as Disclosure Committee members and with adequate competency in their responsibilities regarding disclosure controls.

•	The Company did not design and maintain effective controls related to the information and communication component of the COSO framework to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company, including the Company’s Disclosure Committee and the Chief Executive Officer, as well as with the Audit Committee and the Board.

•	The aforementioned material weaknesses contributed to an additional material weakness. The Company did not design and maintain effective controls regarding the internal investigation, escalation and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels, including with respect to appropriate escalation of certain complaints to the Audit Committee.

Remediation Plan and Activities

The Company has appointed an Interim Chief Financial Officer, Interim General Counsel and Interim Corporate Controller. In addition, the Company expects to make the following enhancements to its internal control over financial reporting to remediate the material weaknesses described above:

•	provide updated training on disclosure controls and procedures and internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for members of management;

•	enhance the Company’s controls, policies, procedures and training related to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated regarding the application of the Company’s cash management practices;

•	enhance existing Disclosure Committee responsibilities to include, among other requirements, additional discussions and provide incremental training on these responsibilities; and

•	enhance the Company’s controls, policies, procedures and training related to the Company’s reporting hotline, including related to the evaluation and escalation to the Company’s Audit Committee of certain reports made through the hotline and certain other available reporting channels.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Separation and Distribution Agreement, dated as of November 2, 2021, by and between International Business Machines Corporation and the registrant was filed as Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021, and is hereby incorporated by reference.
3.1	Amended and Restated Certificate of Incorporation of the registrant was filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on November 4, 2021, and is hereby incorporated by reference.
3.2	Amended and Restated Bylaws of the registrant, effective January 25, 2023, was filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed on January 27, 2023 and is hereby incorporated by reference.
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document - the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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