Form 10-Q/A
period 2025-09-30
Kyndryl Holdings, Inc.
filed 2026-02-17
CIK 1867072

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

EXPLANATORY NOTE

In connection with the review by Kyndryl Holdings, Inc. (the “Company”), through the Audit Committee of its Board of Directors (the “Board”), of its cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters, the Company re-assessed the effectiveness of its disclosure controls and procedures and internal control over financial reporting as of March 31, 2025. As disclosed in the Company’s Amendment No. 1 to Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 17, 2026 (the “Form 10-K Amendment”), the Company determined that there were material weaknesses in the Company’s internal control over financial reporting as of March 31, 2025 and that the Company’s disclosure controls and procedures and internal control over financial reporting were ineffective as of such date. In addition, as disclosed in the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q filed with the SEC on February 17, 2026 (the “Form 10-Q Q1 Amendment”), such material weaknesses continued to exist as of June 30, 2025, and as a result, the Company determined that the Company’s disclosure controls and procedures were ineffective as of such date.

Due to the continued existence of the material weaknesses in the Company’s internal control over financial reporting disclosed in the Form 10-K Amendment and the Form 10-Q Q1 Amendment as of September 30, 2025, the Company determined that the Company’s disclosure controls and procedures were also ineffective as September 30, 2025.

As a result, the Company is filing this Amendment No. 1 (this “Amendment”) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, originally filed with the SEC on November 5, 2025 (the “Original Form 10-Q”), to amend:

•	Item 4. “Controls and Procedures” to reflect that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 due to the material weaknesses in the Company’s internal control over financial reporting as of September 30, 2025; and

•	Item 6. “Exhibits” to reflect the new certifications referenced below.

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

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment contains only the items of the Original Form 10-Q that are being amended and the newly dated certifications referenced above. Unaffected items are not included herein. Accordingly, except as set forth herein, this Amendment does not modify or update disclosures included in the Original Form 10-Q, nor does it reflect events occurring after the filing of the Original Form 10-Q. Among other things, management’s discussion and analysis of financial condition and results of operation and the forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, facts or risks that occurred or became known to the Company after the filing of the Original Form 10-Q, and any such section or statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s filings with the SEC that were made subsequent to the filing of the Original Form 10-Q, including the Form 10-K Amendment, the Form 10-Q Q1 Amendment and amendments to other subsequent filings, if any.

Part I - Financial Information

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2025. At the time the Company filed the Original Form 10-Q, management, with the participation of the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025. Subsequent to the filing of the Original Form 10-Q, management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, determined that due to the material weaknesses in internal control over financial reporting described immediately below, the Company’s disclosure controls and procedures were not effective as of September 30, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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