Form 10-Q
period 2025-12-31
Kyndryl Holdings, Inc.
filed 2026-02-17
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding as of February 2, 2026 was 225,447,192.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$3,859	$3,744	$11,323	$11,257

Cost of services	$3,016	$2,981	$8,883	$8,939
Selling, general and administrative expenses	672	647	1,976	1,951
Workforce rebalancing charges	16	17	61	92
Transaction-related costs (benefits)	38	(148)	38	(128)
Interest expense	21	24	60	77
Other expense (income)	6	(35)	24	9
Total costs and expenses	$3,768	$3,486	$11,042	$10,940

Income before income taxes	$91	$258	$281	$317
Provision for income taxes	$34	$43	$100	$134
Net income	$57	$215	$181	$183

Basic earnings per share	$0.25	$0.93	$0.79	$0.79
Diluted earnings per share	$0.25	$0.89	$0.77	$0.77

Weighted-average basic shares outstanding	227.7	232.2	229.5	231.5
Weighted-average diluted shares outstanding	232.5	240.7	235.8	238.3

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$57	$215	$181	$183
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(17)	(248)	190	(159)
Unrealized gains (losses) on net investment hedges	26	55	(112)	26
Total foreign currency translation adjustments	9	(193)	77	(133)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	10	(4)	8	(19)
Reclassification of (gains) losses to net income	(3)	9	(2)	9
Total unrealized gains (losses) on cash flow hedges	7	5	6	(10)
Retirement-related benefit plans:
Prior service (costs) credits	(36)	—	(36)	—
Net gains (losses) arising during the period	(2)	8	(2)	8
Curtailments and settlements	—	1	—	1
Amortization of prior service costs (credits)	1	—	1	—
Amortization of net (gains) losses	3	4	8	12
Total retirement-related benefit plans	(34)	13	(29)	21
Other comprehensive income (loss), before tax	(19)	(175)	54	(122)
Income tax (expense) benefit related to items of other comprehensive income (loss)	9	(5)	8	(4)
Other comprehensive income (loss), net of tax	(10)	(180)	62	(126)
Total comprehensive income (loss)	$47	$35	$243	$58

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	December 31,	March 31,
	2025	2025
Assets:
Current assets:
Cash and cash equivalents	$1,348	$1,786
Restricted cash	4	3
Accounts receivable (net of allowances for credit losses of $10 at December 31, 2025 and $13 at March 31, 2025)	1,353	1,345
Deferred costs (current portion)	1,089	1,009
Prepaid expenses and other current assets	532	446
Total current assets	$4,325	$4,589

Property and equipment, net	$2,621	$2,570
Operating right-of-use assets, net	855	731
Deferred costs (noncurrent portion)	1,840	1,040
Deferred taxes	281	204
Goodwill	787	790
Intangible assets, net	167	218
Pension assets	179	148
Other noncurrent assets	221	162
Total assets	$11,276	$10,452

Liabilities:
Current liabilities:
Accounts payable	$1,242	$1,351
Value-added tax and income tax liabilities	327	256
Current portion of long-term debt	805	129
Accrued compensation and benefits	370	652
Deferred income (current portion)	759	746
Operating lease liabilities (current portion)	285	274
Accrued contract costs	472	437
Other accrued expenses and liabilities	783	454
Total current liabilities	$5,043	$4,300

Long-term debt	$2,295	$3,042
Retirement and nonpension postretirement benefit obligations	544	483
Deferred income (noncurrent portion)	377	341
Operating lease liabilities (noncurrent portion)	590	511
Other noncurrent liabilities	1,119	443
Total liabilities	$9,967	$9,121
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: December 31, 2025 – 244.4, March 31, 2025 – 238.2)	$4,710	$4,631
Accumulated deficit	(1,886)	(2,067)
Treasury stock, at cost (shares: December 31, 2025 – 18.4, March 31, 2025 – 7.5)	(532)	(184)
Accumulated other comprehensive income (loss)	(1,098)	(1,160)
Total stockholders’ equity before non-controlling interests	$1,194	$1,219
Non-controlling interests	115	113
Total equity	$1,309	$1,331
Total liabilities and equity	$11,276	$10,452

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$181	$183
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	577	471
Depreciation of right-of-use assets	222	220
Amortization of transition costs and prepaid software	927	974
Amortization of capitalized contract costs	340	314
Amortization of acquisition-related intangible assets	20	23
Stock-based compensation	73	78
Deferred taxes	(47)	22
Net (gain) loss on asset sales and other	38	(108)
Change in operating assets and liabilities:
Right-of-use assets and liabilities (excluding depreciation)	(257)	(212)
Workforce rebalancing liabilities	(5)	(22)
Receivables	(63)	177
Accounts payable	(188)	(265)
Taxes	71	(39)
Deferred costs (excluding amortization)	(2,059)	(1,273)
Other assets and other liabilities	620	(183)
Net cash provided by operating activities	$450	$361

Cash flows from investing activities:
Capital expenditures	$(492)	$(365)
Proceeds from disposition of property and equipment	60	70
Acquisitions and divestitures, net of cash acquired	1	137
Other investing activities, net	(5)	(42)
Net cash used in investing activities	$(436)	$(199)

Cash flows from financing activities:
Debt repayments	$(105)	$(108)
Common stock repurchases	(250)	(30)
Common stock repurchases for tax withholdings	(93)	(32)
Other financing activities, net	1	(2)
Net cash used in financing activities	$(448)	$(172)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(2)	$(39)
Net change in cash, cash equivalents and restricted cash	$(437)	$(49)

Cash, cash equivalents and restricted cash at beginning of period	$1,789	$1,554
Cash, cash equivalents and restricted cash at end of period	$1,352	$1,505

Supplemental data:
Income taxes paid, net of refunds received	$128	$123
Interest paid on debt	$97	$100

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2025	229.4	$4,686	$(1,088)	$(427)	$(1,943)	$112	$1,340
Net income					57		57
Other comprehensive income (loss), net of tax			(10)				(10)
Activity related to employee stock plans	0.5	25					25
Purchases of treasury stock	(3.9)			(105)			(105)
Changes in non-controlling interests						3	3
Equity – December 31, 2025	226.0	$4,710	$(1,098)	$(532)	$(1,886)	$115	$1,309

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – October 1, 2024	232.2	$4,575	$(1,090)	$(69)	$(2,351)	$107	$1,172
Net income					215		215
Other comprehensive income (loss), net of tax			(180)				(180)
Activity related to employee stock plans	0.7	32					32
Purchases of treasury stock	(1.1)			(38)			(38)
Changes in non-controlling interests						3	3
Equity – December 31, 2024	231.8	$4,607	$(1,270)	$(107)	$(2,136)	$110	$1,204

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331
Net income					181		181
Other comprehensive income (loss), net of tax			62				62
Activity related to employee stock plans	6.2	80					80
Purchases of treasury stock	(10.9)			(348)			(348)
Changes in non-controlling interests						2	2
Equity – December 31, 2025	226.0	$4,710	$(1,098)	$(532)	$(1,886)	$115	$1,309

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income					183		183
Other comprehensive income (loss), net of tax			(126)				(126)
Activity related to employee stock plans	3.5	83					83
Purchases of treasury stock	(2.1)			(62)			(62)
Changes in non-controlling interests						3	3
Equity – December 31, 2024	231.8	$4,607	$(1,270)	$(107)	$(2,136)	$110	$1,204

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

Prior to November 3, 2021, the Company was wholly owned by International Business Machines Corporation (“IBM” or “former Parent”). In November 2021, our former Parent effected the spin-off (the “Separation,” the “Spin-off” or “spin”) of the infrastructure services unit of its Global Technology Services segment through the distribution of shares of Kyndryl’s common stock to IBM stockholders.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts that are reported in the consolidated financial statements and accompanying disclosures. Estimates are used in determining the following, among others: revenue, costs to complete service contracts, income taxes, pension assumptions, valuation of assets including goodwill and intangible assets, the depreciable and amortizable lives of long-lived assets, loss contingencies, allowance for credit losses, and deferred transition costs. We prepared these estimates based on the most current and best available information, but actual results could differ materially from these estimates and assumptions.

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

At December 31, 2025, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $33.6 billion. Approximately 57 percent of the amount is expected to be recognized as revenue in the next two years, approximately 38 percent in the subsequent three years, and the balance thereafter.

During the three and nine months ended December 31, 2025, revenue was increased by $42 million and $39 million, respectively, and during the three and nine months ended December 31, 2024, revenue was increased by $22 million and $32 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about accounts receivable, contract assets and deferred income balances:

	December 31,	March 31,
(Dollars in millions)	2025	2025
Accounts receivable (net of allowances for credit losses of $10 at December 31, 2025 and $13 at March 31, 2025)*	$1,353	$1,345
Contract assets†	48	50
Deferred income (current)	759	746
Deferred income (noncurrent)	377	341
*	Included unbilled receivable balances of $398 million at December 31, 2025 and $425 million at March 31, 2025.
†

Contract assets represent goods or services delivered by the Company which give the Company the right to consideration that is typically subject to milestone completion or client acceptance and are included within prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and nine months ended December 31, 2025 that was included within the deferred income balance at the beginning of the period was $395 million and $640 million, respectively. The amount of revenue recognized during the three and nine months ended December 31, 2024 that was included within the deferred income balance at the beginning of the period was $338 million and $661 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the nine months ended December 31, 2025 and 2024.

	Nine Months Ended December 31,
(Dollars in millions)	2025	2024
Beginning balance	$13	$22
Additions (releases)	3	(6)
Write-offs	(6)	(1)
Other*	1	(2)
Ending balance	$10	$13
*	Primarily represents translation adjustments.

The allowance for expected credit losses for contract assets was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and nine months ended December 31, 2025 and 2024. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of December 31, 2025 and March 31, 2025.

Notes to Consolidated Financial Statements (continued)

Deferred Costs

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at December 31, 2025 and March 31, 2025:

	December 31,	March 31,
(Dollars in millions)	2025	2025
Deferred transition costs	$775	$697
Prepaid software costs	1,668	876
Capitalized costs to fulfill contracts	209	195
Capitalized costs to obtain contracts	275	281
Total deferred costs*	$2,928	$2,049
*	Of the total deferred costs, $1,089 million was current and $1,840 million was noncurrent at December 31, 2025, and $1,009 million was current and $1,040 million was noncurrent at March 31, 2025.

The amount of total deferred costs amortized for the three months ended December 31, 2025 was $422 million, composed of $59 million of amortization of deferred transition costs, $255 million of amortization of prepaid software and $109 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the nine months ended December 31, 2025 was $1,267 million, composed of $181 million of amortization of deferred transition costs, $746 million of amortization of prepaid software and $340 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended December 31, 2024 was $436 million, composed of $72 million of amortization of deferred transition costs, $255 million of amortization of prepaid software and $109 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the nine months ended December 31, 2024 was $1,288 million, composed of $219 million of amortization of deferred transition costs, $754 million of amortization of prepaid software and $314 million of amortization of capitalized contract costs.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA, which allows our CODM to evaluate operating results excluding certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA is defined as net income excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. The CODM reviews revenue and adjusted EBITDA to assess performance and allocate resources to the segments. The Company does not allocate assets to the above reportable segments for our CODM’s review.

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

The following tables reflect the results of the Company’s segments:

	Three Months Ended December 31, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$958	$568	$1,428	$905	$3,859
Cost of service, excluding depreciation and amortization*	595	359	980	580	2,514
Selling, general and administrative expenses, excluding depreciation and amortization*	147	80	224	153	605
Other items†	11	3	2	3	19
Segment adjusted EBITDA	$205	$126	$221	$169	$721

	Three Months Ended December 31, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$961	$579	$1,300	$904	$3,744
Cost of service, excluding depreciation and amortization*	611	391	864	594	2,460
Selling, general and administrative expenses, excluding depreciation and amortization*	151	84	203	136	574
Other items†	(5)	(7)	7	(13)	(18)
Segment adjusted EBITDA	$204	$111	$226	$187	$728

* Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.

† Other items include workforce rebalancing charges and other expense (income).

Notes to Consolidated Financial Statements (continued)

	Nine Months Ended December 31, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$2,768	$1,728	$4,119	$2,709	$11,323
Cost of service, excluding depreciation and amortization*	1,722	1,096	2,812	1,763	7,393
Selling, general and administrative expenses, excluding depreciation and amortization*	429	255	658	451	1,793
Other items†	21	14	19	20	75
Segment adjusted EBITDA	$596	$364	$629	$474	$2,063

	Nine Months Ended December 31, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$2,907	$1,753	$3,933	$2,664	$11,257
Cost of service, excluding depreciation and amortization*	1,889	1,205	2,617	1,777	7,488
Selling, general and administrative expenses, excluding depreciation and amortization*	493	255	631	415	1,795
Other items†	28	5	30	27	90
Segment adjusted EBITDA	$496	$288	$655	$445	$1,884

* Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.

† Other items include workforce rebalancing charges and other expense (income).

The following table reconciles segment adjusted EBITDA to consolidated pretax income:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Segment adjusted EBITDA	$721	$728	$2,063	$1,884
Charges related to ceasing to use leased/fixed assets and lease terminations	—	(9)	—	(29)
Transaction-related costs (benefits)	(38)	148	(38)	128
Stock-based compensation expense	(23)	(29)	(73)	(78)
Interest expense	(21)	(24)	(60)	(77)
Depreciation of property, equipment and capitalized software	(193)	(195)	(577)	(471)
Amortization expense	(320)	(333)	(947)	(997)
Corporate expense not allocated to the segments	(26)	(24)	(79)	(66)
Other adjustments*	(10)	(4)	(6)	23
Pretax income	$91	$258	$281	$317
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

NOTE 5. TAXES

For the three months ended December 31, 2025, the Company’s effective tax rate was 37.4%, compared to 16.7% for the three months ended December 31, 2024. For the nine months ended December 31, 2025, the Company’s effective tax rate was 35.7%, compared to 42.2% for the nine months ended December 31, 2024.

Notes to Consolidated Financial Statements (continued)

The Company’s effective tax rate for the three and nine months ended December 31, 2025, and the nine months ended December 31, 2024, was higher than the Company’s statutory tax rate primarily due to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized. The Company’s effective tax rate for the three months ended December 31, 2024 was lower than the Company’s statutory tax rate because the tax expense associated with the Company’s Securities Industry Services divestiture (see Note 8 – Acquisitions and Divestitures) was below the statutory rate.

In July 2025, the U.S. government enacted new tax legislation that, among other things, made permanent items such as 100% bonus depreciation on certain fixed assets, immediate expensing of domestic research costs and an increased business interest expense limitation. It also included modifications to several international tax provisions. The Company has recorded no material incremental tax expense or benefit related to the legislation.

NOTE 6. EARNINGS PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions, except per share amounts)	2025	2024	2025	2024
Net income on which basic and diluted earnings per share is calculated	$57	$215	$181	$183

Number of shares on which basic earnings per share is calculated	227.7	232.2	229.5	231.5
Dilutive effect of stock options and equity awards	4.7	8.5	6.3	6.8
Number of shares on which diluted earnings per share is calculated	232.5	240.7	235.8	238.3

Basic earnings per share	$0.25	$0.93	$0.79	$0.79
Diluted earnings per share	0.25	0.89	0.77	0.77

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended December 31,		Nine Months Ended December 31,
(In millions)	2025	2024	2025	2024
Nonvested restricted stock units	2.7	—	2.0	0.8
Nonvested performance-conditioned stock units	2.3	3.9	3.2	4.5
Nonvested market-conditioned stock units	—	—	—	0.9
Total	4.9	3.9	5.2	6.2

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. There were no impairments of non-financial assets recognized for the three and nine months ended December 31, 2025 and 2024.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2025 and March 31, 2025:

	Fair Value
	Hierarchy	At December 31, 2025			At March 31, 2025
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$14	$81	$(68)	$6	$29	$(23)
Cross-currency swap contracts	2	36	18	18	12	11	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	9	3	6	27	2	25
Total		$59	$102	$(43)	$45	$43	$2

The gross balances of derivative assets, including accrued interest, are contained within prepaid expenses and other current assets and other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within other accrued expenses and liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at December 31, 2025 and March 31, 2025. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within cash and cash equivalents in the Consolidated Balance Sheet at December 31, 2025 and March 31, 2025 were $572 million and $765 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 10 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $2.9 billion as of December 31, 2025 and March 31, 2025, with an estimated fair value of $2.7 billion as of December 31, 2025 and March 31, 2025.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under this program were $629 million and $1.8 billion for the three and nine months ended December 31, 2025, respectively, and $760 million and $2.6 billion for the three and nine months ended December 31, 2024, respectively. The fees associated with the transfers of receivables were $2 million and $12 million for the three and nine months ended December 31, 2025, respectively, and $8 million and $28 million for the three and nine months ended December 31, 2024, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At December 31, 2025			At March 31, 2025
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$565	$—	$565	$357	$—	$357
Net investment hedges	1,102	500	1,602	1,485	500	1,985
Derivatives not designated as hedging instruments	$1,175	$—	$1,175	$1,148	$—	$1,148

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

At December 31, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At December 31, 2025 and March 31, 2025, the weighted-average remaining maturity of these instruments was approximately 0.4 years and 0.5 years, respectively. At December 31, 2025 and March 31, 2025, in connection with cash flow hedges of foreign currency transactions, the Company had unrealized gains of $5 million and losses of $1 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $5 million (before taxes) of deferred net gains on derivatives in AOCI at December 31, 2025 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

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

At December 31, 2025, the maximum remaining length of time over which the Company has hedged its exposure is approximately eight years. The weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately three years at December 31, 2025 and March 31, 2025. At December 31, 2025 and March 31, 2025, the Company had unrealized losses of $119 million and $6 million (each before taxes), respectively, in AOCI related to net investment hedges. As of December 31, 2025, $47 million of these unrealized losses relate to settled instruments.

Derivatives Not Designated as Hedging Instruments

The Company enters into currency forward and swap contracts to hedge exposures related to assets, liabilities and earnings across its subsidiaries. These contracts are not designated as hedging instruments, and therefore changes in fair value of these contracts are reported in earnings in other expense (income) in the Consolidated Income Statement. The gains and losses on these contracts generally offset the gains and losses in the underlying hedged exposures, which are also reported in other expense (income) in the Consolidated Income Statement. Cash flows from derivatives not designated as hedges are reported in cash flows from investing activities in the Consolidated Statement of Cash Flows. The terms of these contracts are generally less than one year.

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

(Dollars in millions)	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
Three months ended	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
December 31:	2025	2024	Line Item	2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$10	$(4)	Cost of services	$1	$(9)	$—	$—
			Other expense (income)	2	—	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	28	17	Interest expense	—	4	3	4
Foreign exchange contracts	(2)	43	Interest expense	—	3	6	3
Total	$36	$57		$3	$(3)	$9	$6

(Dollars in millions)	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
Nine months ended	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
December 31:	2025	2024	Line Item	2025	2024	2025	2024
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$8	$(19)	Cost of services	$(2)	$(9)	$—	$—
			Other expense (income)	5	—	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	15	18	Interest expense	—	9	9	9
Foreign exchange contracts	(127)	24	Interest expense	—	6	21	6
Total	$(104)	$23		$2	$6	$29	$16

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended December 31:	Line Item	2025	2024
Foreign exchange contracts	Other expense (income)	$(7)	$(54)
Total		$(7)	$(54)

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Nine months ended December 31:	Line Item	2025	2024
Foreign exchange contracts	Other expense (income)	$35	$(51)
Total		$35	$(51)

For the three months ended December 31, 2025 and 2024, our net income included a gain of $2 million and a gain of $85 million (each before taxes), respectively, from foreign currency transactions. For the nine months ended December 31, 2025 and 2024, our net income included a loss of $58 million and a gain of $38 million (each before taxes), respectively, from foreign currency transactions.

Notes to Consolidated Financial Statements (continued)

NOTE 8. ACQUISITIONS AND DIVESTITURES

Pending Acquisition of Solvinity Group B.V.

In November 2025, the Company entered into an agreement to acquire all outstanding equity interests of Solvinity Group B.V., a provider of managed cloud platforms and services in the Netherlands, for cash consideration of approximately €100 million. The acquisition is expected to close in the first half of calendar year 2026, subject to customary closing conditions, including regulatory approval.

Disposal of the Securities Industry Services (“SIS”) Platform in Canada

In November 2024, the Company completed the sale of its transaction processing platform for securities brokerage industry services in Canada (which is a component of the Company’s Principal Markets segment), for approximately $185 million in cash. In connection with the sale, the Company recognized a $145 million pretax gain, which was recorded within transaction-related costs (benefits) on the Consolidated Income Statement. This disposition was not accounted for as discontinued operations as it did not meet the relevant criteria. The carrying value of the net assets sold was not material.

NOTE 9. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At December 31, 2025			At March 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$162	$(51)	$111	$216	$(76)	$141
Customer relationships*	118	(73)	45	121	(60)	61
Completed technology	13	(4)	9	13	(2)	11
Patents and trademarks*	14	(11)	3	15	(10)	5
Total	$307	$(140)	$167	$365	$(148)	$218

* Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets decreased by $51 million during the nine months ended December 31, 2025, primarily due to the reclassification of certain capitalized software intangibles to prepaid assets and other noncurrent assets resulting from the migration of on-premises software to a cloud-based solution. The aggregate intangible asset amortization expense was $14 million and $42 million for the three and nine months ended December 31, 2025, compared to $18 million and $54 million for the three and nine months ended December 31, 2024, respectively. This included amortization of capitalized software of $7 million and $22 million for the three and nine months ended December 31, 2025, respectively, which was reported in “Depreciation of property, equipment and capitalized software” on the Consolidated Statement of Cash Flows.

Notes to Consolidated Financial Statements (continued)

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at December 31, 2025:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2026 (remaining three months)	$8	$5	$1	$1	$14
2027	31	18	3	2	54
2028	30	5	3	—	38
2029	25	5	3	—	32
2030	14	4	—	—	17
Thereafter	3	8	—	—	11

Goodwill

The changes in the goodwill balances by segment for the nine months ended December 31, 2025 were as follows:

		Foreign Currency
(Dollars in millions)	Balance at	Translation	Balance at
Segment	March 31, 2025	Adjustments	December 31, 2025
United States	$11	$—	$11
Japan	489	(3)	485
Principal Markets	92	—	92
Strategic Markets	198	—	198
Total	$790	$(3)	$787

There were no goodwill impairment losses recorded for the nine months ended December 31, 2025 and 2024. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

Notes to Consolidated Financial Statements (continued)

NOTE 10. BORROWINGS

Debt

The following table presents the components of our debt:

			December 31,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2025	2025
Unsecured senior notes due 2026	2.05%	October 2026	$700	$700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35%*	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	5.53%†	2026-2031	216	290
			$3,116	$3,190
Less: Unamortized discount			4	4
Less: Unamortized debt issuance costs			12	14
Less: Current portion of long-term debt			805	129
Total long-term debt			$2,295	$3,042
*	Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

†Weighted-average discount rate.

Contractual obligations of long-term debt outstanding at December 31, 2025, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2026 (remaining three months)	$7
2027	710
2028	—
2029	500
2030	—
Thereafter	1,700
Total	$2,917
*	Contractual obligations approximate scheduled repayments.

As of December 31, 2025, there were no borrowings under the Company’s revolving credit agreement. The Company is in compliance with its debt covenants in all periods presented.

In February 2026, the Company borrowed $1 billion under its $3.15 billion revolving credit agreement. Proceeds are intended to be used for working capital and other general corporate purposes, which may include repayment of indebtedness and acquisitions.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at December 31, 2025 and March 31, 2025 were not material. Additionally, the Company has contractual commitments

Notes to Consolidated Financial Statements (continued)

that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the nine months ended December 31, 2025, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

As a Fortune 500 company with customers and employees around the world, Kyndryl is subject to, and could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and other legal proceedings that arise from time to time, including in the ordinary course of its business. In addition, given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients has and could become subject to actions or proceedings in various jurisdictions. The Company is also subject to, and could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to commercial matters, contracts, securities, foreign operations, competition law, environmental matters and regulatory compliance matters, among others. These actions have been and may be commenced by a number of different parties, including competitors, clients, suppliers, service providers, licensees, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, party involve particularly complex technical issues, and some actions raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, and may become, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain disputed matters. The Company cannot predict the final outcome in any type of legal proceeding described above and there can be no assurance that the Company will be successful or obtain any requested relief or outcome in any matter. Matters often develop over a long period of time and expectations can change as a result of new findings, rulings, appeals, settlements, legal or regulatory changes or other factors. From time to time, the Company may discontinue or settle and compromise matters as appropriate in the Company’s best interest.

The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company is unable to assess the outcome of a matter or estimate the possible loss or range of losses that could potentially result from such matter, a liability is not recorded.

The Company reviews claims, suits, investigations and proceedings, and decisions are made with respect to recording or adjusting provisions and relevant disclosures to reflect the impact and status of settlement discussions, discovery, procedural and substantive rulings, reviews by counsel and other information pertinent to a particular matter. In the three months ended December 31, 2025, the Company recorded a reserve related to an interim arbitration decision on a pre-spin customer contract dispute that was recorded as transaction-related costs.

Whether any losses, damages or remedies finally determined in any claim, suit, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including the timing and amount of such losses or damages; the structure and type of any such remedies; the significance of the impact any such losses, damages or remedies may have in the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors. While the Company will continue to prosecute or defend itself vigorously, as appropriate, it is possible that the Company’s business, financial condition, results of operations or cash flows could be affected overall or in any particular fiscal period by any of these matters or any claims or legal proceedings that arise as a result of these matters. In addition, the legal costs associated with the foregoing could be substantial, regardless of their outcome.

SEC Matter

The Company received and is responding to voluntary document requests from the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) relating to the Company’s cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters. The

Notes to Consolidated Financial Statements (continued)

Company is cooperating with the SEC. The matter is ongoing and the Company cannot currently predict its final outcome.

Securities Litigation

In February 2026, a purported Company stockholder filed a putative class action in the U.S. District Court for the Eastern District of New York against the Company and certain current and former officers, alleging false and misleading statements in the Company’s disclosures. The plaintiff seeks monetary damages and costs and expenses. The matter is ongoing and the Company cannot currently predict its final outcome.

NOTE 12. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and nine months ended December 31, 2025 and 2024:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended December 31, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(17)	$—	$(17)
Unrealized gains (losses) on net investment hedges	26	2	28
Total foreign currency translation adjustments	$9	$2	$11
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$10	$—	$10
Reclassification of (gains) losses to net income	(3)	(2)	(5)
Total unrealized gains (losses) on cash flow hedges	$7	$(2)	$5
Retirement-related benefit plans:
Prior service (costs) credits	$(36)	$9	$(27)
Net gains (losses) arising during the period	(2)	1	(1)
Amortization of prior service costs (credits)	1	—	—
Amortization of net (gains) losses	3	(1)	2
Total retirement-related benefit plans	$(34)	$9	$(26)
Other comprehensive income (loss)	$(19)	$9	$(10)

For the three months ended December 31, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(248)	$—	$(248)
Unrealized gains (losses) on net investment hedges	55	—	55
Total foreign currency translation adjustments	$(193)	$—	$(193)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(4)	$(3)	$(7)
Reclassification of (gains) losses to net income	9	—	9
Total unrealized gains (losses) on cash flow hedges	$5	$(3)	$2
Retirement-related benefit plans:
Net gains (losses) arising during the period	$8	$—	$8
Curtailments and settlements	1	—	—
Amortization of net (gains) losses	4	(1)	3
Total retirement-related benefit plans	$13	$(2)	$11
Other comprehensive income (loss)	$(175)	$(5)	$(180)

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the nine months ended December 31, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$190	$—	$190
Unrealized gains (losses) on net investment hedges	(112)	2	(110)
Total foreign currency translation adjustments	$77	$2	$80
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$8	$—	$8
Reclassification of (gains) losses to net income	(2)	(2)	(4)
Total unrealized gains (losses) on cash flow hedges	$6	$(2)	$4
Retirement-related benefit plans:
Prior service (costs) credits	$(36)	$9	$(27)
Net gains (losses) arising during the period	(2)	1	(1)
Amortization of prior service costs (credits)	1	—	—
Amortization of net (gains) losses	8	(2)	5
Total retirement-related benefit plans	$(29)	$7	$(22)
Other comprehensive income (loss)	$54	$8	$62

For the nine months ended December 31, 2024:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(159)	$—	$(159)
Unrealized gains (losses) on net investment hedges	26	—	26
Total foreign currency translation adjustments	$(133)	$—	$(133)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(19)	$—	$(19)
Reclassification of (gains) losses to net income	9	—	9
Total unrealized gains (losses) on cash flow hedges	$(10)	$—	$(9)
Retirement-related benefit plans:
Net gains (losses) arising during the period	$8	$—	$8
Curtailments and settlements	1	—	—
Amortization of net (gains) losses	12	(3)	8
Total retirement-related benefit plans	$21	$(4)	$16
Other comprehensive income (loss)	$(122)	$(4)	$(126)

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
October 1, 2025	$—	$(947)	$(142)	$(1,088)
Other comprehensive income (loss)	5	11	(26)	(10)
December 31, 2025	$5	$(936)	$(167)	$(1,098)

October 1, 2024	$(11)	$(907)	$(172)	$(1,090)
Other comprehensive income (loss)	2	(193)	11	(180)
December 31, 2024	$(9)	$(1,100)	$(161)	$(1,270)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2025	$1	$(1,016)	$(145)	$(1,160)
Other comprehensive income (loss)	4	80	(22)	62
December 31, 2025	$5	$(936)	$(167)	$(1,098)

April 1, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	(9)	(133)	16	(126)
December 31, 2024	$(9)	$(1,100)	$(161)	$(1,270)

*	Foreign currency translation adjustments are presented gross.

Share Repurchase Program

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock, and in November 2025, the Company announced that the Board of Directors authorized an additional $400 million of repurchase capacity under this program (the “Share Repurchase Program”). Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time in open market transactions and may also repurchase shares in accelerated share buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 trading plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice.

During the three and nine months ended December 31, 2025, the Company repurchased 3.7 and 8.4 million shares of its common stock at an aggregate cost of $100 and $254 million, respectively, under the Share Repurchase Program. As of December 31, 2025, approximately $351 million of capacity remained available under the Share Repurchase Program.

Notes to Consolidated Financial Statements (continued)

NOTE 13. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$8	$9	$24	$26
Interest cost*	15	13	44	40
Expected return on plan assets*	(16)	(15)	(47)	(44)
Amortization of prior service costs (credits)*	1	—	1	1
Recognized actuarial losses (gains)*	3	4	8	12
Curtailments and settlements*	—	(2)	—	(1)
Net periodic pension cost	$10	$9	$29	$33

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

NOTE 14. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

During the nine months ended December 31, 2025, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which we expect to continue through the end of the fiscal year 2026. We expect these actions will result in workforce rebalancing charges (the “Fiscal 2026 Program”) of approximately $60 million.

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

The following table presents the segment breakout of charges incurred during the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended		Nine Months Ended		Costs Incurred to Date
	December 31,		December 31,		Fiscal 2026	Fiscal 2025
(Dollars in millions)	2025	2024	2025	2024	Program	Program
United States	$11	$18	$20	$59	$20	$62
Japan	—	1	5	4	5	12
Principal Markets	1	4	15	18	15	30
Strategic Markets	4	4	21	40	21	58
Total charges	$16	$26	$61	$120	$61	$162

Notes to Consolidated Financial Statements (continued)

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended		Nine Months Ended		Costs Incurred to Date
	December 31,		December 31,		Fiscal 2026	Fiscal 2025
(Dollars in millions)	2025	2024	2025	2024	Program	Program
Cost of services	$—	$9	$—	$27	$—	$45
Selling, general and administrative expenses	—	—	—	2	—	3
Workforce rebalancing charges	16	17	61	92	61	114
Total charges	$16	$26	$61	$120	$61	$162

The following table presents the components of and changes in our workforce rebalancing liabilities during the nine months ended December 31, 2025.

	Fiscal 2026	Fiscal 2025
(Dollars in millions)	Program	Program*
Balance at March 31, 2025	$—	$16
Charges	61
Cash payments	(47)	(14)
Balance at December 31, 2025	$14	$2
*	The Fiscal 2025 Program balance excludes workforce rebalancing liabilities inherited from our former Parent of $16 million as of March 31, 2025. Current-year movement excludes cash payments of $5 million, non-cash adjustment of ($1) million and ending balance of $11 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025

Overview

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$3,859	$3,744	$11,323	$11,257
Revenue growth (GAAP)	3%	(5)%	1%	(8)%
Revenue growth in constant currency*	0%	(3)%	(2)%	(6)%
Net income	$57	$215	$181	$183
Adjusted EBITDA*	$696	$704	$1,984	$1,818
*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results.”

	December 31,	March 31,
(Dollars in millions)	2025	2025
Assets	$11,276	$10,452
Liabilities	9,967	9,121
Equity	1,309	1,331

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

Financial Performance Summary

Macro Dynamics

Most economists, including the International Monetary Fund, expect positive but subdued global macroeconomic growth in calendar year 2026 amid ongoing trade tensions and heightened macroeconomic uncertainties. Global markets have experienced volatility from time to time in recent months, driven by geopolitical developments, concerns over changes in global trade policies and the imposition of import tariffs by the United States, reactions from other nations and proposed U.S. government spending reductions. Increased economic uncertainty can impact the level and composition of global macroeconomic activity.

Financial Performance

For the three months ended December 31, 2025, we reported $3.9 billion in revenue, an increase of 3 percent compared to the prior-year period. The revenue performance included a favorable currency exchange rate impact of three points. United States revenue was unchanged, Japan revenue decreased 2 percent, Principal Markets revenue increased 10 percent and Strategic Markets revenue was unchanged, in each case compared to the three months ended December 31, 2024. During the period, growth in Kyndryl Consult and hyperscaler-related revenues were partially offset by lengthening sales cycles. Margins were adversely affected by the lengthening sales cycles, in addition to higher labor costs driven by investments to support our strategic growth initiatives and an unanticipated decline in overall employee attrition, partially offset by incremental savings from our strategic growth initiatives. Net income of $57 million decreased by $158 million versus the prior-year period, reflecting a $138 million after-tax gain from the sale of our SIS

Management Discussion (continued)

platform (classified as a transaction-related benefit) in the prior-year period and $28 million of an after-tax transaction-related cost in the current period related to an interim arbitration decision on a pre-spin matter.

For the nine months ended December 31, 2025, we reported $11.3 billion in revenue, an increase of 1 percent compared to the prior-year period. The revenue performance included a favorable currency exchange rate impact of three points. United States revenue declined 5 percent, Japan revenue declined 1 percent, Principal Markets revenue increased 5 percent and Strategic Markets revenue increased 2 percent, in each case compared to the nine months ended December 31, 2024. Net income of $181 million decreased by $2 million versus the prior-year period reflecting a $138 million after-tax gain from the sale of our SIS platform (classified as a transaction-related benefit) in the prior-year period, partially offset by progress on our key initiatives to drive operating efficiencies.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and nine months ended December 31, 2025 and 2024. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended December 31,		Year-over-Year Change	Nine Months Ended December 31,		Year-over-Year Change
(Dollars in millions)	2025	2024	2025 vs. 2024	2025	2024	2025 vs. 2024
Revenue
United States	$958	$961	(0)%	$2,768	$2,907	(5)%
Japan	568	579	(2)%	1,728	1,753	(1)%
Principal Markets	1,428	1,300	10%	4,119	3,933	5%
Strategic Markets	905	904	0%	2,709	2,664	2%
Total revenue	$3,859	$3,744	3%	$11,323	$11,257	1%
Revenue growth in constant currency*	0%	(3)%		(2)%	(6)%
Adjusted EBITDA*
United States	$205	$204	0%	$596	$496	20%
Japan	126	111	14%	364	288	26%
Principal Markets	221	226	(2)%	629	655	(4)%
Strategic Markets	169	187	(10)%	474	445	7%
Corporate and other†	(26)	(24)	NM	(79)	(66)	NM
Total adjusted EBITDA*	$696	$704	(1)%	$1,984	$1,818	9%

NM – not meaningful

*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income.

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

Management Discussion (continued)

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, workforce rebalancing charges incurred prior to March 31, 2024, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of these measures for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income to adjusted EBITDA:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Net income	$57	$215	$181	$183
Provision for income taxes	34	43	100	134
Interest expense	21	24	60	77
Depreciation of property, equipment and capitalized software	193	195	577	471
Amortization expense	320	333	947	997
Charges related to ceasing to use leased/fixed assets and lease terminations	—	9	—	29
Transaction-related costs (benefits)	38	(148)	38	(128)
Stock-based compensation expense	23	29	73	78
Other adjustments*	10	4	6	(23)
Adjusted EBITDA (non-GAAP)	$696	$704	$1,984	$1,818
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

United States

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$958	$961	$2,768	$2,907
Revenue year-over-year change	(0)%	(7)%	(5)%	(12)%
Adjusted EBITDA	$205	$204	$596	$496
Adjusted EBITDA year-over-year change	0%		20%

For the three months ended December 31, 2025, United States revenue of $958 million was unchanged compared to the prior-year period. Adjusted EBITDA increased $1 million from the prior-year quarter.

For the nine months ended December 31, 2025, United States revenue of $2.8 billion decreased 5 percent compared to the prior-year period, reflecting the Company’s efforts to reduce certain low-margin revenues and the expiration of certain low- and negative-margin contracts entered into before the Spin-off. Adjusted EBITDA increased $100 million from the prior-year period, primarily driven by progress on our key initiatives to drive operating efficiencies, including lower sales, general and administrative expenses.

Management Discussion (continued)

Japan

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$568	$579	$1,728	$1,753
Revenue year-over-year change	(2)%	0%	(1)%	0%
Revenue growth in constant currency	(1)%	3%	(4)%	6%
Adjusted EBITDA	$126	$111	$364	$288
Adjusted EBITDA year-over-year change	14%		26%

For the three months ended December 31, 2025, Japan revenue of $568 million decreased 2 percent, and decreased 1 percent in constant currency, compared to the prior-year quarter. Adjusted EBITDA increased $15 million from the prior-year quarter, driven by progress on our key initiatives to drive operating efficiencies.

For the nine months ended December 31, 2025, Japan revenue of $1.7 billion decreased 1 percent, and decreased 4 percent in constant currency, compared to the prior-year period, driven by actions the Company has taken to reduce certain low-margin components of its customer relationships. Adjusted EBITDA increased $76 million from the prior-year period, driven by progress on our key initiatives to drive operating efficiencies.

Principal Markets

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$1,428	$1,300	$4,119	$3,933
Revenue year-over-year change	10%	(4)%	5%	(5)%
Revenue growth in constant currency	4%	(4)%	0%	(5)%
Adjusted EBITDA	$221	$226	$629	$655
Adjusted EBITDA year-over-year change	(2)%		(4)%

For the three months ended December 31, 2025, Principal Markets revenue of $1.4 billion increased 10 percent compared to the prior-year quarter, primarily driven by a favorable currency exchange rate impact of six points and signings from prior periods converting into revenue. Adjusted EBITDA decreased $5 million from the prior-year quarter, primarily due to increased expenses to support future growth.

For the nine months ended December 31, 2025, Principal Markets revenue of $4.1 billion increased 5 percent compared to the prior-year period, primarily driven by a favorable currency exchange rate impact of five points. Adjusted EBITDA decreased $26 million from the prior-year period, primarily due to a vendor credit in the prior year, largely offset by progress on our key initiatives to drive operating efficiencies.

Strategic Markets

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in millions)	2025	2024	2025	2024
Revenue	$905	$904	$2,709	$2,664
Revenue year-over-year change	0%	(6)%	2%	(11)%
Revenue growth in constant currency	(7)%	(3)%	(2)%	(10)%
Adjusted EBITDA	$169	$187	$474	$445
Adjusted EBITDA year-over-year change	(10)%		7%

For the three months ended December 31, 2025, Strategic Markets revenue of $905 million was unchanged, and decreased 7 percent in constant currency, compared to the prior-year quarter, primarily driven by actions the Company has taken to reduce certain low-margin components of its customer relationships. Additionally, revenues were impacted

Management Discussion (continued)

by certain regulatory uncertainties specifically regarding data sovereignty in Europe. Adjusted EBITDA decreased $18 million from the prior-year quarter, driven by increased costs to support future growth primarily due to higher labor costs from increased investments locally in Europe.

For the nine months ended December 31, 2025, Strategic Markets revenue of $2.7 billion increased 2 percent, and decreased 2 percent in constant currency, compared to the prior-year period, primarily driven by actions the Company has taken to reduce certain low-margin components of its customer relationships. Adjusted EBITDA increased $29 million from the prior-year period, primarily due to progress on our key initiatives to drive operating efficiencies.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $26 million in the three months ended December 31, 2025, compared to a loss of $24 million in the three months ended December 31, 2024. Corporate and other had an adjusted EBITDA loss of $79 million in the nine months ended December 31, 2025, compared to a loss of $66 million in the nine months ended December 31, 2024.

Costs and Expenses

	Three Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$3,859	$3,744	100.0%	100.0%	3%
Cost of services	3,016	2,981	78.1%	79.6%	1%
Selling, general and administrative expenses	672	647	17.4%	17.3%	4%
Workforce rebalancing charges	16	17	0.4%	0.5%	(5)%
Transaction-related costs (benefits)	38	(148)	1.0%	(4.0)%	NM
Interest expense	21	24	0.5%	0.6%	(14)%
Other expense (income)	6	(35)	0.2%	(0.9)%	NM
Income before income taxes	$91	$258

NM – not meaningful

Cost of services was 78.1% of revenue in the three months ended December 31, 2025, compared to 79.6% in the three months ended December 31, 2024, driven by progress on our key initiatives to drive operating efficiencies. Selling, general and administrative expenses were 17.4% of revenue in the three months ended December 31, 2025 compared to 17.3% in the prior-year quarter, driven by increased expenses to support future growth and lower attrition rates. Workforce rebalancing charges were 0.4% of revenue in the three months ended December 31, 2025 versus 0.5% of revenue in the prior-year quarter. Transaction-related costs (benefits) were 1.0% of revenue in the three months ended December 31, 2025, compared to (4.0)% of revenue in the three months ended December 31, 2024, due to a current-quarter reserve for an interim arbitration decision on a pre-spin matter compared to a $145 million pretax gain from the sale of the SIS platform in the prior year. Interest expense was 0.5% of revenue in the three months ended December 31, 2025 compared to 0.6% in the prior-year quarter. Other expense (income) was 0.2% of revenue in the three months ended December 31, 2025, compared to (0.9)% of revenue in the prior-year quarter, driven by currency-related hedging gains in the prior period.

Management Discussion (continued)

	Nine Months Ended December 31,		Percent of Revenue		Change
(Dollars in millions)	2025	2024	2025	2024	2025 vs. 2024
Revenue	$11,323	$11,257	100.0%	100.0%	1%
Cost of services	8,883	8,939	78.4%	79.4%	(1)%
Selling, general and administrative expenses	1,976	1,951	17.5%	17.3%	1%
Workforce rebalancing charges	61	92	0.5%	0.8%	(34)%
Transaction-related costs (benefits)	38	(128)	0.3%	(1.1)%	NM
Interest expense	60	77	0.5%	0.7%	(22)%
Other expense (income)	24	9	0.2%	0.1%	160%
Income before income taxes	$281	$317

NM – not meaningful

Cost of services was 78.4% of revenue in the nine months ended December 31, 2025, compared to 79.4% in the nine months ended December 31, 2024, driven by progress on our key initiatives to drive operating efficiencies. Selling, general and administrative expenses were 17.5% of revenue in the nine months ended December 31, 2025 compared to 17.3% in the prior-year period, driven by increased expenses to support future growth. Workforce rebalancing charges were 0.5% of revenue in the nine months ended December 31, 2025 versus 0.8% of revenue in the prior-year period. Transaction-related costs (benefits) were 0.3% of revenue in the nine months ended December 31, 2025, compared to (1.1)% of revenue in the nine months ended December 31, 2024, due to a current-quarter reserve for an interim arbitration decision on a pre-spin matter compared to a $145 million pretax gain from the sale of the SIS platform in the prior year. Interest expense was 0.5% of revenue in the nine months ended December 31, 2025 compared to 0.7% in the prior-year period. Other expense (income) was 0.2% of revenue in the nine months ended December 31, 2025 compared to 0.1% in the prior-year period.

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

Workforce Rebalancing and Site-Rationalization Charges

Fiscal 2026 Program

During the three and nine months ended December 31, 2025, management initiated actions to reduce the Company’s overall cost structure and enhance operating efficiency. As a result of these actions, the Company recorded workforce rebalancing charges of $16 million and $61 million for the three and nine months ended December 31, 2025, respectively.

Total cash outlays for this program are expected to be approximately $60 million, of which approximately $47 million has been paid through December 31, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll costs and related expenses by more than $100 million. There can be no guarantee that we will achieve our expected cost savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 14 – Workforce Rebalancing Charges in the accompanying Consolidated Financial Statements.

Management Discussion (continued)

Fiscal 2025 Program

During fiscal year 2025, management implemented actions to reduce the Company’s overall cost structure and increase our operating efficiency. During the year ended March 31, 2025, the Company recorded $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets.

Total cash outlays for this program are expected to be approximately $150 million, of which approximately $138 million has been paid through December 31, 2025, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing and site-rationalization activities will reduce payroll costs, rent expenses and depreciation of property and equipment by more than $200 million in fiscal year 2026. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended December 31, 2025 was $34 million, compared to $43 million for the three months ended December 31, 2024. Our income tax expense for the three months ended December 31, 2025 and 2024 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

The provision for income taxes for the nine months ended December 31, 2025 was $100 million, compared to $134 million for the nine months ended December 31, 2024. Our income tax expense for the nine months ended December 31, 2025 and 2024 was primarily related to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that are not more likely than not to be realized.

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

Financial Position

Dynamics

Total assets of $11.3 billion increased by $824 million (and increased by $447 million adjusted for currency) from March 31, 2025, primarily driven by an increase in deferred costs of $879 million mainly due to an extended and amended multi-year, third-party software agreement and an increase in operating right-of-use assets, net, of $124 million due to additions outpacing amortization, partially offset by a decrease in cash and cash equivalents of $438 million mainly due to share repurchases.

Total liabilities of $10.0 billion increased by $846 million (and increased by $630 million adjusted for currency) from March 31, 2025, primarily as a result of an increase in other noncurrent liabilities of $675 million driven by the extended and amended multi-year, third-party software agreement.

Total equity of $1.3 billion decreased by $22 million from March 31, 2025, principally due to $254 million of share repurchases under our Share Repurchase Program and $93 million of shares repurchased to settle tax withholdings related to the vesting of stock-based awards, partially offset by our nine-month earnings of $181 million and other comprehensive income of $62 million in the period, as well as activity related to employee stock plans of $80 million.

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Nine Months Ended December 31,
(Dollars in millions)	2025	2024
Net cash provided by (used in):
Operating activities	$450	$361
Investing activities	(436)	(199)
Financing activities	(448)	(172)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(39)
Net change in cash, cash equivalents and restricted cash	$(437)	$(49)

Net cash provided by operating activities was $450 million in the nine months ended December 31, 2025, compared to $361 million in the prior-year period mainly due to the year-over-year increase in net income excluding the gain on sale of the SIS platform in the prior year (the cash flow effect of which is included in net cash used in investing activities).

Net cash used in investing activities was $436 million in the nine months ended December 31, 2025, compared to a net cash use of $199 million in the prior-year period due to cash provided by the sale of the SIS platform in the prior-year period.

Net cash used in financing activities totaled $448 million in the nine months ended December 31, 2025, compared to net cash used by financing activities of $172 million in the prior-year period, mainly due to share repurchases of $254 million under the Company’s Share Repurchase Program.

As part of our ongoing cash and commercial management strategy with customers and suppliers and as previously disclosed, our standard practice since the time of our spin-off from IBM is to actively manage our working capital, including accounts receivables and accounts payables. This includes optimizing payment terms and conditions, accelerating certain cash receipts (including through the sale of trade receivables to third-party financial institutions) and delaying certain cash payments (including deferring vendor payments quarter to quarter, in certain cases beyond vendor payment terms), and undertaking other discretionary cash and working capital management initiatives. The magnitude of these practices (including deferrals) varies from quarter to quarter. The effects of these practices, including any impacts on our cash flows, have been and are reflected in our accounts payable, accounts receivable and operating cash flows, which are accounted for in accordance with U.S. GAAP. Our working capital and cash flows have also reflected the impact of accrued contract costs in certain periods due to the timing of vendor billings. We may, from time to time, revise or adapt our cash and working capital management practices as we deem appropriate.

Other Information

Signings

The following table presents the Company’s signings for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31,		Nine Months Ended December 31,
(Dollars in billions)	2025	2024	2025	2024
Total signings	$3.9	$4.1	$9.9	$12.7

Signings decreased by $140 million, or 3% in the three months ended December 31, 2025, compared to the prior-year quarter. Signings decreased by $2.8 billion, or 22%, in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, primarily because the quarter ended September 30, 2024 included a $1.8

Management Discussion (continued)

billion signing, the largest signing in Kyndryl’s history as an independent company. Management uses signings to monitor the performance of the business, as a measure of customer engagement and our ability to drive growth. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. The conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and our revolving credit agreement will be sufficient to meet our anticipated operating cash needs and to fund our planned capital investments, debt maturities, stock repurchases and acquisitions for at least the next twelve months.

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

We have outstanding $700 million of fixed-rate notes that mature in October 2026. We expect to refinance these notes prior to maturity.

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which expires, unless extended, in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). In March 2025, we further amended the agreement, extending the maturity to March 2030. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement. As of December 31, 2025, no amounts were drawn under the Revolving Credit Agreement. In February 2026, the Company borrowed $1 billion under the Revolving Credit Agreement. Proceeds are intended to be used for working capital and other general corporate purposes, which may include repayment of indebtedness and acquisitions.

Management Discussion (continued)

The Revolving Credit Agreement includes certain customary mandatory prepayment provisions. In addition, it includes customary events of default and affirmative and negative covenants as well as a maintenance covenant that will require that the ratio of our indebtedness for borrowed money to consolidated EBITDA (as defined in the Revolving Credit Agreement) for any period of four consecutive fiscal quarters be no greater than 3.50 to 1.00. As of December 31, 2025, the Company is in compliance with its debt covenants.

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily trade receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. An agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our trade receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell receivables. These agreements were first executed in June 2022 and subsequently amended to renew automatically every 18 months, unless either party elects not to extend. These facilities are committed for approximately $250 million in the aggregate.

The net proceeds from these agreements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $629 million and $1.8 billion for the three and nine months ended December 31, 2025, respectively, and $760 million and $2.6 billion for the three and nine months ended December 31, 2024, respectively. The fees associated with the transfers of receivables were $2 million and $12 million for the three and nine months ended December 31, 2025, and were $8 million and $28 million for the three and nine months ended December 31, 2024, respectively. The year-to-year decline in the gross proceeds from sales of receivables was primarily due to a higher volume of intra-period factoring transactions in the prior period.

Since our Spin-off, the declining volumes of sales of receivables have been primarily driven by factoring of receivables from pre-spin customer contracts that gave certain customers extended payment financing terms. As we have transitioned to new signings, including with existing customers, we have provided customers with less extended payment financing terms, which has caused these balances in the aggregate to continue to decline.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program were immaterial at December 31, 2025 and March 31, 2025.

Share Repurchase Program

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock, and in November 2025, the Company announced that the Board of Directors authorized an additional $400 million of repurchase capacity under this program. Under the Share Repurchase Program, the Company may repurchase shares of its common stock from time to time in open market transactions and may also

Management Discussion (continued)

repurchase shares in accelerated share buyback programs, tender offers, privately negotiated transactions or by other means. Repurchases may also be made under a Rule 10b5-1 trading plan. The timing and amount of repurchase transactions will be determined by the Company’s management based on its evaluation of market conditions, share price, legal requirements and other factors. The program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice.

During the three and nine months ended December 31, 2025, the Company repurchased 3.7 and 8.4 million shares of its common stock at an aggregate cost of $100 and $254 million, respectively, under the Share Repurchase Program. As of December 31, 2025, approximately $351 million of capacity remained available under the Share Repurchase Program.

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

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook, business trends, the outcome of legal and regulatory claims, suits, investigations and other matters, the remediation of material weaknesses and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objectives,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would,” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs. The Company’s actual business, financial condition, results of operations, liquidity, cash flows, internal controls, reputation, stock price and key relationships may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell services to customers;
●	failure to meet growth and productivity objectives and maintain our capital allocation strategy;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, geopolitical, public health and other conditions;
●	damage to the Company’s reputation and impact resulting from negative publicity;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the Company’s ability to refinance maturing debt on favorable terms in a timely manner, or at all, and risks related to the Company’s access to capital and credit markets;
●	the impact of our business with foreign, state and local government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;

Management Discussion (continued)

●	the impairment of our goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;
●	risks relating to non-compliance with legal and regulatory requirements and changes in laws, regulations and policies in the U.S. and countries where the Company and its customers do business, including with respect to tariffs, taxes and other controls on imports or exports;
●	adverse effects from tax matters and environmental matters;
●	risks related to legal and regulatory claims, suits, investigations, proceedings and other matters, and consequences related thereto;
●	the Company’s ability to remediate, and the timing and costs related to the remediation of, material weaknesses in internal control over financial reporting, as well as the Company’s ability to maintain effective controls in the future;
●	potential indemnification obligations;
●	impact of changes in market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2025 (as amended) and our Form 10-Qs for the fiscal quarters ended June 30, 2025 and September 30, 2025 (each, as amended), as such factors may be updated from time to time in the Company’s subsequent filings with the SEC. In addition, other risks and uncertainties that are not currently known to the Company or that the Company currently deems immaterial may also impact actual results and outcomes. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Based on that evaluation, management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

Management has concluded that the consolidated financial statements for the periods covered by and included in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses described below did not result in a misstatement of the Company’s current or previously issued consolidated financial statements; however, these material weaknesses could result in misstatements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

The Company identified the following material weaknesses in its internal control over financial reporting:

●	The Company’s senior finance executives failed to set an appropriate tone at the top based on the principles associated with the control environment component of the COSO framework. Specifically, there was a lack of transparency with the Company’s Chief Executive Officer, the Audit Committee of the Board of Directors (the “Board”) and the Board, such that disclosure processes, including with respect to certain cash management practices regarding deferring vendor payments quarter to quarter, were impacted. Additionally, the Company lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as Disclosure Committee members and with adequate competency in their responsibilities regarding disclosure controls.

●	The Company did not design and maintain effective controls related to the information and communication component of the COSO framework to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company, including the Company’s Disclosure Committee and the Chief Executive Officer, as well as with the Audit Committee and the Board.

●	The aforementioned material weaknesses contributed to an additional material weakness. The Company did not design and maintain effective controls regarding the internal investigation, escalation and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels, including with respect to appropriate escalation of certain complaints to the Audit Committee.

Management Discussion (continued)

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies, in the notes to consolidated financial statements in this report.

Item 1A. Risk Factors

For a discussion of the Company’s potential risks and uncertainties, see the information under the heading “Risk Factors” in the Company’s Form 10-K for the year ended March 31, 2025 (as amended) and the information provided below.

The SEC matter and related events are ongoing, and the timing for their resolution and outcome cannot be predicted.

As previously disclosed, the Company, through the Audit Committee of its Board, is reviewing its cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters following the Company’s receipt of voluntary document requests from the Division of Enforcement of the SEC relating to such matters. This matter is ongoing and the Company cannot currently predict its final outcome.

As a result, the Company has become subject to a number of risks, including:

●	the price of the Company’s common stock has declined, and may be volatile in the future, as a result of announcements, developments or actions related to the review;
●	the Company is subject to legal and regulatory claims, suits, investigations, proceedings and other matters, which can be costly and time-consuming to defend, and may result in substantial financial and legal liability;
●	the Company’s access to the capital and credit markets and the cost of such capital may be impacted, including as a result of actions taken by credit rating agencies;
●	the Company experiences increased scrutiny from regulatory authorities, investors and other stakeholders, which could impact its business and result in additional investigations or regulatory actions;
●	the availability of directors’ and officers’ liability insurance or other types of insurance may be costlier or more difficult to obtain; and
●	the Company may be required to pay expenses, fines or damages, or agree to remedies, that could have an adverse impact on its business, results of operations, financial condition or liquidity.

The Company identified material weaknesses in the Company’s internal control over financial reporting, which impact the Company’s ability to maintain an effective system of internal control over financial reporting.

The Company has identified material weaknesses in the Company’s internal control over financial reporting. See “Controls and Procedures” in Part I, Item 4 of this report. While the Company has developed a remediation plan, the material weaknesses cannot be considered remediated until the applicable remedial controls are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that the remediation plan is implemented and the controls are operating effectively. The Company may be unable to remediate these material weaknesses in a timely manner, which could cause investors to lose confidence in the accuracy and completeness of the Company’s financial reports and further impact the price of the Company’s common stock.

Negative publicity adversely affects the Company and the price of its common stock.

The Company is subject to negative publicity as a result of the Company’s review, through the Audit Committee of the Board, discussed above. Negative publicity, including adverse media coverage, unfavorable commentary or reports published by short sellers and public statements or actions by stockholders (such as in connection with efforts by private law firms to solicit clients for securities or derivative litigation), significantly impacts the price and volatility of the Company’s common stock, regardless of the accuracy of such commentary, reports or actions. Negative publicity also impacts the terms under which some customers and suppliers are willing to continue to do business with the Company, affects the Company’s ability to attract and retain employees, and harms the Company’s relationships with investors, lenders and other stakeholders. In addition, negative publicity or unfavorable perceptions make it more difficult for the Company and its employees to operate, resulting in reduced morale, a potential increase in employee turnover and difficulty attracting talent. As a result, negative publicity adversely impacts the Company’s business, reputation and the price of its common stock.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

A summary of our common stock repurchases during the three months ended December 31, 2025 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 - 31	929,298	$28.81	929,298	$25
November 1 - 30	1,461,995	25.42	1,461,995	387
December 1 - 31	1,342,517	26.85	1,342,517	351
Total			3,733,810
(a)	All shares were repurchased in open market transactions pursuant to a Share Repurchase Program authorized by our Board of Directors, of which $300 million was publicly announced on November 21, 2024, and an additional $400 million was publicly announced on November 4, 2025. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Stock Repurchase Program in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

As previously disclosed on a current report on Form 8-K filed on January 6, 2026, Maryjo Charbonnier notified the Company of her intent to retire from her role as Chief Human Resources Officer of the Company, effective as of March 31, 2026. Thereafter, she will remain an employee and serve as an Executive Advisor until August 31, 2026. On February 16, 2026, Ms. Charbonnier entered into an employment agreement in connection with her continued employment as an Executive Advisor effective from April 1, 2026 until August 31, 2026. While serving as an Executive Advisor, Ms. Charbonnier will continue to receive her current annual base salary and remains eligible to vest in her outstanding equity awards in accordance with the terms of the Company’s long-term incentive program. Any remaining unvested equity awards as of the termination date of her employment will be forfeited. The foregoing summary of Ms. Charbonnier’s employment agreement governing her role as an Executive Advisor does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

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

10.1	Fifth Amendment to Amended and Restated Receivable Purchase Agreement, dated February 4, 2026, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. (filed herewith)
10.2	Employment Agreement between Maryjo Charbonnier and Kyndryl, Inc., dated as of February 16, 2026 (filed herewith)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	February 17, 2026
		By:	/s/ Harsh Chugh

Harsh Chugh Interim Chief Financial Officer (Principal Financial Officer and Authorized Signatory)