Form 10-K
period 2026-03-31
Kyndryl Holdings, Inc.
filed 2026-05-29
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended March 31, 2026

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6.8 billion, based on the closing price on September 30, 2025, the last day of business of the registrant’s most recently completed second fiscal quarter, as reported on the New York Stock Exchange.

The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at May 22, 2026 was 219,918,196.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant’s Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this report, including statements concerning the Company’s plans, objectives, goals, beliefs, business strategies, future events, business condition, results of operations, financial position, business outlook, business trends, the outcome of legal and regulatory claims, suits, investigations and other matters, the remediation of material weaknesses and other non-historical statements in this report are forward-looking statements. Such forward-looking statements often contain words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objectives,” “opportunity,” “plan,” “position,” “predict,” “project,” “should,” “seek,” “target,” “will,” “would,” and other similar words or expressions or the negative thereof or other variations thereon. Forward-looking statements are based on the Company’s current assumptions and beliefs. The Company’s actual business, financial condition, results of operations, liquidity, cash flows, internal controls, reputation, stock price and key relationships may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties which include, among others:

●	failure to attract new customers, retain existing customers or sell services to customers;
●	failure to meet growth and productivity objectives and maintain our capital allocation strategy;
●	competition;
●	impacts of relationships with critical suppliers and partners;
●	failure to address and adapt to technological developments and trends;
●	inability to attract and retain key personnel and other skilled employees;
●	impact of economic, geopolitical, public health and other conditions;
●	damage to the Company’s reputation and impact on the Company and the Company’s stock price resulting from negative publicity;
●	inability to accurately estimate the cost of services and the timeline for completion of contracts;
●	service delivery issues;
●	the Company’s ability to successfully complete and manage acquisitions and dispositions, including integration challenges, failure to achieve objectives, the assumption of liabilities and higher debt levels;
●	the Company’s ability to refinance maturing debt on favorable terms in a timely manner, or at all, and risks related to the Company’s access to capital and credit markets;
●	the impact of business with foreign, state and local government customers;
●	failure of the Company’s intellectual property rights to prevent competitive offerings and the failure of the Company to obtain, retain and extend necessary licenses;
●	the impairment of the Company’s goodwill or long-lived assets;
●	risks relating to cybersecurity, data governance and privacy;
●	risks relating to non-compliance with legal and regulatory requirements and changes in laws, regulations and policies in the U.S. and countries where the Company and its customers do business, including with respect to tariffs, taxes and other controls on imports or exports;
●	adverse effects from tax matters and environmental matters;
●	risks related to legal and regulatory claims, suits, investigations, proceedings and other matters, and consequences related thereto;
●	the Company’s ability to remediate, and the timing and costs related to the remediation of, material weaknesses in internal control over financial reporting, as well as the Company’s ability to maintain effective controls in the future;
●	potential indemnification obligations;
●	impact of changes or developments in credit ratings, market liquidity conditions and customer credit risk on receivables;
●	the Company’s pension plans;
●	the impact of currency fluctuations; and
●	risks related to the Company’s common stock and the securities market.

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of this report, as such factors may be updated from time to time in the Company’s subsequent filings with the U.S. Securities and Exchange Commission (“SEC”). In addition, other risks and uncertainties that are not currently known to the Company or that the Company currently deems immaterial may also impact actual results and outcomes. Any forward-looking statement in this Annual Report on Form 10-K speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

In this report, we use the terms “Kyndryl,” the “Company,” “we,” “us” and “our” to refer to Kyndryl Holdings, Inc. and its consolidated subsidiaries.

Our Company

Kyndryl is a leading provider of mission-critical enterprise technology services, offering advisory, implementation and managed service capabilities to thousands of customers in more than 60 countries. As the world’s largest IT infrastructure services provider, the Company designs, builds, manages and modernizes the complex information systems that the world depends on every day.

Our purpose is to design, build and manage secure and responsive private, public and multi-cloud environments to serve our customers’ needs and accelerate their digital transformations. We offer services across a number of areas of expertise, such as cloud services, core enterprise services, applications, data and artificial intelligence (“AI”) services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud, on-premises and hybrid IT environments as “one” for our customers, enabling them to scale seamlessly.

To deliver these services, we rely on our global team of skilled practitioners. Our employees leverage their deep engineering expertise and extensive experience operating complex and heterogeneous technology environments to drive service quality and intellectual property development and develop and maintain our long-term trusted customer relationships.

We partner with a broad ecosystem, including a wide range of hyperscale cloud providers, system integrators and independent software and technology vendors from startups to market leaders. This enables us to serve our customers with innovative technology capabilities that best fit their modernization needs, advancing their digital transformations, with automation and agentic AI-led solutions, and open new avenues for growth. This is all underpinned by our ability to integrate and operate mission-critical technology at scale using deep engineering expertise and intellectual property.

Kyndryl was formed in November 2021 from a spin-off (the “Separation,” the “Spin-off” or “spin”) from International Business Machines Corporation (“IBM” or “former Parent”) of the infrastructure services unit of IBM’s Global Technology Services segment.

The Company is organized, managed and classified into four reportable segments by geography: United States, Japan, Principal Markets and Strategic Markets. For additional information on these segments, refer to Note 4, Segments, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Our Services

We provide advisory, implementation and managed services in and across a range of agentic AI, IT modernization, public and private clouds and cybersecurity solutions to help customers modernize at scale, strengthen resilience and unlock greater business value. Our services are differentiated based on our expertise, quality of service and intellectual property and data around IT patterns across customers in a number of areas of expertise, including:

●	Cloud: We design, build and manage distributed computing platforms, including on-premises, private, public and hybrid multi-cloud environments. With visibility across customers’ infrastructures, applications and networks, supported by automation, we help customers improve their operational agility, security and cost efficiency.
●	Core Enterprise: We modernize, operate and integrate mainframe and other core enterprise systems across hybrid environments, supporting mission-critical platforms while connecting to private and public clouds. Our services include infrastructure optimization and hybrid integration, leveraging AI for analysis, code transformation and operational efficiency, and partnering with hyperscalers to extend core systems into secure and scalable hybrid architecture.
●	Applications, Data & AI: We provide application modernization, data management and AI-related services, with an increased focus on AI-driven transformation. This includes agentic AI capabilities supported by AI innovation centers and an agentic AI framework for responsible deployment at scale. We work with customers to design and implement AI-enabled workflows within enterprise systems, using a policy-as-code approach to address governance, security and compliance requirements.
●	Digital Workplace: We provide technology infrastructure, mobility, security and access solutions to support a global workforce that is constantly evolving. Our services include enterprise mobility solutions that provide users with the ability to work seamlessly across environments and locations.
●	Security & Resiliency: We deliver a full line of cybersecurity, business continuity and disaster recovery services, with a focus on cyber resilience and recovery. Our services include cloud-based, AI-enabled recovery capabilities that automate and orchestrate disaster recovery across hybrid environments, supported by centralized visibility and orchestration tools. Our offerings also include zero-trust security architectures, continuous compliance and cyber defense services developed through technology partnerships.
●	Network & Edge: We provide unified network services for cloud and data center connectivity to assist customers in meeting their technological and commercial requirements. We offer secure access service edge (SASE) and private wireless network services, as well as network automation through new partnerships.

With our large and diversified customer base operating in multiple industries and geographies, our managed services utilize a flexible labor and delivery model with a balanced mix of global and local talent as needed to meet customer-specific needs, regulatory requirements and data protection and labor laws. Our advisory and implementation services, which are branded as Kyndryl Consult, leverage co-creation methodologies to address complex technological challenges and drive business outcomes and operational improvements. Through our AI-powered open integration digital business platform, Kyndryl Bridge, we are increasing automation across service delivery by embedding agentic AI within our own operations to drive productivity and efficiency. We are leveraging machine learning to proactively identify risks before they impact our customers’ operations and use AI-driven recommendations to empower our teams to resolve issues in real-time. We believe AI agents help streamline knowledge discovery and accelerate incident response, to build greater efficiency and resilience across the IT environments we manage.

As the landscape evolves across applications, infrastructure and operations, we are well positioned to help customers with their digital transformations and modernization, in designing, implementing, scaling and running AI-driven services, embedding AI into decision-making data flows and infrastructure management, and designing strategies tailored to our customers’ business goals – whether through machine learning, traditional AI, generative AI or agentic AI. We are expanding our capabilities to enable our customers to deploy AI-driven solutions at scale through our data architecture, data governance, network, security, applications and AI services. Last year, we introduced, and have continually enhanced, a dynamic enterprise-grade agentic AI framework that enables customers to adopt, deploy and scale agentic AI solutions to transform and improve their business operations. We are continuing to invest in AI innovation labs and in related capabilities and skills to deliver emerging technologies to customers at increasing scale.

Our Strategy

Several trends underpin the growth of our market and the strategy we are executing, including greater demand for modernization and digital transformation services, ongoing migration to cloud, rapid data growth and increasing need for secure systems, and the accelerating pace of technological advancement. Our strategy is centered on our ability to build and enrich trusted relationships with customers and technology partners, differentiating Kyndryl through our proven ability to create and deploy scale-derived intellectual property, provide mission-critical expertise across industries and partner with a broad ecosystem of leading technology providers for contemporary capabilities that best suit customers’ needs.

To execute these strategies, our operating model increasingly reflects that of a flat, fast and focused services company, centered around our customers’ success. We have built a strong foundation for our business with our “three-A” initiatives – Alliances, Advanced Delivery and Accounts – that have become a core part of our operational discipline and that enable us to adapt to customer needs, enhance operation efficiency and accelerate investments in our growth:

●	Alliances initiative – Driving signings, certifications and revenues with our broad ecosystem of partners and capabilities. We maintain business alliances, and leverage our relationships, with key hyperscale cloud providers and other leading technology vendors to expand our cloud and other offerings in the market, and the range of technology solutions we can offer to, and implement for, our customers. We continue to expand the cloud-related capabilities we offer to customers and hold tens of thousands of hyperscale cloud provider certifications.
●	Advanced Delivery initiative – Transforming service delivery through upskilling, automation and agentic AI. Through our Kyndryl Bridge operating platform, we continue to drive automation throughout our delivery operations and incorporate other technology tools to allow us to further strengthen the quality of services we deliver to our customers, drive efficiency in our operations, and redeploy professionals in our organization to serve new revenue streams and backfill attrition. Our increased use of automation and agentic AI within our delivery operations enables our customers to modernize at scale, strengthen resilience and unlock greater business value.
●	Accounts initiative – Addressing elements of our business with substandard margins. We have been working to transform the profitability of certain revenue streams that represent a meaningful portion of our business. For instance, we are frequently expanding the scope of customer relationships by adding higher-value services and leveraging our ecosystem partners’ capabilities. When necessary, we have reduced scope by removing, or not renewing, unprofitable elements of a contract. We are also able to reduce costs by applying our Advanced Delivery tools and processes to replace labor-intensive and/or customized services with automated and/or more standardized solutions. We seek to adjust pricing and other terms of managed services contracts with substandard margins to enhance our margins through renegotiation or at renewal.

Our Customers

We have a long track record of running customers’ technology environments to enhance their IT operations to meet their business objectives. Given the nature of the work we do, we have a unique perspective on the operating paradigms that enable the high-quality technology environments which our customers have come to rely on for their most critical systems. This position enables us to meet customers where they are in their unique digital transformations, work alongside our customers to modernize and enhance their IT operations and in turn enable them to realize the full, at-scale value of that progression.

We are the trusted advisor and partner to thousands of customers worldwide, in technology-intensive and often highly regulated environments, managing mission-critical technology environments across a wide range of industries. As of our fiscal year ended March 31, 2026:

●	Approximately 45 percent of our revenue is derived from companies in the financial services industry, where we serve hundreds of global, multinational and regional banks, insurance companies, mutual fund complexes, credit card and transaction processors and providers of other financial services.

●	17 percent of our revenue is from retail, travel and logistics companies.
●	14 percent of our revenue is generated from the industrial sector, which includes some of the largest automotive manufacturers in the world.
●	13 percent of our revenue is generated from healthcare companies and the public sector.
●	11 percent of our revenue is generated from technology, media and telecom companies.

Within these sectors, our revenues are diversified across a broad set of customers. In fiscal year 2026, our five largest customers accounted for approximately 10 percent of our revenue.

Sales and Marketing

Our customer engagement and brand positioning are focused on deepening our existing customer relationships, attracting and winning new customers and creating an ecosystem built on go-to-market relationships with leading technology providers, advisors and integrators to offer best-in-class advisory, implementation and managed services tailored to each existing and new customer’s environment and requirements.

Customer-centric account approach. We have dedicated account coverage teams within our global operating structure. The teams leverage our intellectual capital and tools underpinned by insights and proven practices derived from operating at scale. We tailor the full suite of our services to customers’ needs to deliver value and business outcomes across a wide range of technology environments. Account leaders are supported by dedicated, multi-disciplinary technical sales, delivery and consulting teams, as well as by shared services teams, to support an effective and efficient engagement. This account coverage model ensures consistent and reliable delivery of services for our existing relationships over the lifetime of current and renewal contracts. In addition, the model supports the potential expansion of existing relationships based on our deep industry perspective and expertise and knowledge of customers’ unique needs. Finally, this account-based model seeks to build and expand existing relationships with line-of-business buyers, as they have become critical decision makers working alongside our customers.

Customer growth and new customer acquisition. In line with our customer-centric approach, we are focused on co-creating and innovating with customers to advance and deepen our relationships. We leverage our broad base of expertise, capabilities and partners to prototype, test and develop innovative solutions across various approaches and technologies. Additionally, we offer Kyndryl Consult capabilities in advisory, implementation and transformation services to help customers enhance and evolve their technology environments. We deploy our talent, thought leadership, proven practices, intellectual capital and partnership ecosystem as part of our project engagements to mature them into longer-tail managed services opportunities. In addition, we attract and develop new customers across the globe through account-based marketing, insights derived from operating at scale and direct sales teams with years of sector-specific experience and proven practices to generate unique insights for customers. As we gain new customers, we apply our account coverage model to expand our relationships and footprint over time.

Partnership and alliance ecosystem. We are continuing to enhance and develop strategic partnerships with companies in the ecosystems most relevant to our customers’ digital transformations. This includes building new routes to market across these ecosystems to serve as a multiplier, enabling us to expand business through partners such as public and private cloud providers, ISVs, technology providers, system integrators, business consulting firms and business services providers. These relationships from our broad ecosystem of partners bring value to our customers through broader access to best-in-class solutions and contemporary technology capabilities that are tailored for their needs - their unique technology environments and digital journeys - and open new avenues for growth. We have several key partnerships, including with Amazon Web Services, Broadcom, Cisco, Dell, Dynatrace, Google Cloud, HPE, Microsoft, NVIDIA, Oracle, Palo Alto Networks, Red Hat, Rubrik, SAP and ServiceNow that accelerate market participation, joint solution development and investment in skills and certification enhancements for Kyndryl. Through these relationships, we work with a variety of AI large language model companies, reinforcing the strength and value of the ecosystems we have built around a small, selective group of alliance partners. Our strategic relationships with hyperscalers, such as Amazon Web Services, Google Cloud and Microsoft, allow us to expand the role we play with existing customers and access new customers and market opportunities. We have established dedicated teams to support our key alliance partners and will continue to co-create and co-market with them to deliver value to our mutual customers, driving differentiation in the market with industry-leading technology and Kyndryl services.

Our Competition

We compete in a market for technology services along with many other providers, ranging from small, highly specialized companies that serve a limited number of customers to large, multi-service enterprises with a large client base. These service providers include incumbents that have expanded their offerings to migration and management of cloud-based environments; companies that utilize labor-based models and leverage talent pools primarily in lower-cost countries that have grown to offer a broad range of services with a worldwide presence; and advisory-focused system integrators specializing in bringing together disparate technology environments so that they function as one. Many of these companies offer a mix of advisory, implementation and managed services across infrastructure, application and business processes.

The principal competitive factors affecting the markets for our solutions and services include: strategic advisory capabilities, quality of solutions and services, technical skills and capabilities, industry knowledge and experience, financial value, responsiveness to customer needs, innovation abilities, intellectual property and methods, contracting flexibility and speed of execution. Long-standing partnerships and knowledge of the customers’ technology environment often enable service providers to better address requirements and future needs.

We believe that we possess a number of competitive advantages that distinguish us from our competitors, including: long-term trusted relationships with customers in highly complex regulated industries and consistently delivering performance reliably in these environments; delivering insights at scale, supported by unique automation capabilities through Kyndryl Bridge, end-to-end orchestration of processes and application of AI; leveraging our partnerships with leading technology providers; and offering a broad and integrated ecosystem to help customers adopt and run increasingly heterogeneous sets of technologies.

Intellectual Property

We are focused on developing leading-edge ideas and technologies and view innovation as a source of competitive advantage. We remain committed to innovation and the development and maintenance of a focused patent portfolio that is related to our business. A key pillar of our strategy is continuing to invest in knowledge and intellectual property to support extending our services to a broader ecosystem of technology providers, customer challenges and solutions. Our decades of experiences working with our customers have generated operational insights, creating intellectual property that we leverage for the benefit of our customers and deploy at scale. We rely on intellectual property protections in the countries in which we operate, along with contractual restrictions, to establish and protect our offerings and services and other applicable rights. In addition, we license third-party software along with other technologies that are used in the provision of or incorporated into some elements of our services. We possess a significant intellectual property portfolio (including deep operational insights, delivery tools, automations, AI models, reference architectures and thought leadership materials), which we believe is important to our success. However, we believe our business as a whole is not materially dependent on any particular intellectual property right or any particular group of patents, trademarks, copyrights or licenses.

Additionally, we own or have rights to various trademarks, logos, service marks and trade names that are used in the operation of our business. We also own or have the rights to copyrights that protect the content of our service offerings, solutions and other proprietary materials.

Human Capital Resources

Employees

As of March 31, 2026, we had approximately 72,000 employees in 60 countries. Approximately 90% of our employees work outside the U.S., with workforce hubs in India, Japan, Poland, Brazil, Czechia and Hungary.

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

As a skills-based company, we are focused on building the technical careers of the future and have made investments in training and skills to enable our people to be relevant, experienced and technically positioned to serve our customers on their most complex challenges. Our employee base adds and maintains various technical certifications and accreditations through consistent investment in skill development around emerging technologies and key areas for growth, such as prioritizing AI-specific training with the advancement of AI.

Total Rewards and Well-Being

Offering competitive compensation and benefits packages is an important factor in our ability to attract, retain and motivate our employees and to enhance their well-being. We have a global, comprehensive well-being strategy designed to provide programs and benefits that support our employees’ physical, mental, social and financial well-being. We offer comprehensive market-competitive rewards and benefits programs including health benefits, mental health support and employee assistance plans, retirement savings benefits, paid time off and recognition programs, among others.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are also available free of charge on the Company’s internet website at www.kyndryl.com as soon as reasonably practicable after those documents are electronically filed with or furnished to the SEC.

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

Information About our Executive Officers

Our current executive officers as of the date hereof are as follows:

Martin Schroeter.  Mr. Schroeter, 61, was appointed our Chief Executive Officer and Chairman of the Board in 2021. Previously, Mr. Schroeter served in a variety of business line and finance executive positions at IBM, including Senior Vice President of Global Markets from 2018 until 2020, responsible for IBM’s global sales, customer relationships and satisfaction and worldwide geographic operations and overseeing IBM’s marketing and communication functions and building IBM’s brand and reputation globally, and Senior Vice President and Chief Financial Officer from 2014 until 2017, leading IBM’s finance function. Earlier in his career, Mr. Schroeter served as General Manager of IBM global financing, managing a total asset base in excess of $37 billion, and had served numerous roles in Japan, the United States and Australia. Mr. Schroeter received his MBA from Carnegie Mellon University and Bachelor of Science in finance and economics from Temple University.

Harsh Chugh. Mr. Chugh, 55, was appointed Interim Chief Financial Officer in February 2026. Prior to that, Mr. Chugh was appointed as the Company’s Global Head of Practices, Corporate Development, and Administration in January 2026. Previously, he served as our Chief Operating Officer from 2021 to January 2026. Before joining the Company, Mr. Chugh was Chief Financial Officer at PlanSource Benefits Administration, Inc., a benefits administration software company, from 2020 to 2021. Mr. Chugh also held various leadership positions at IBM from 2002 to 2020, including Vice President of International Corporate and Business Development, Vice President of Investor Relations, and Vice President of Operations for Global Sales. Mr. Chugh received a Master of Science in civil engineering from the India Institute of Technology and an MBA in finance from Indiana University ‒ Kelley School of Business. Mr. Chugh is also a CFA charterholder.

Elly Keinan. Mr. Keinan, 61, was appointed our Group President in 2021. Since 2020, Mr. Keinan has served as a venture partner at Pitango Venture Capital, focusing on scaling the success of growth stage technology companies, and as an advisor to Sumitomo Corporation. Prior to that, Mr. Keinan served a variety of executive roles at IBM from 1987 to 2020, including General Manager of IBM North America and Chairman of IBM Japan, and held top leadership roles in Latin America and Europe. Mr. Keinan currently serves on the board of United Way of New York City. Mr. Keinan received his MBA from the University of Miami Herbert Business School and his Bachelor of Science in computer science with a minor in electrical engineering from Rensselaer Polytechnic Institute.

Mark Paulek. Mr. Paulek, 55, has served as our Chief Human Resources Officer since April 2026. Previously, since joining the Company in 2022, he served as Senior Vice President of Human Resources, where he was responsible for human resources for the Company’s commercial organization. Prior to that, Mr. Paulek served as Vice President of

Human Resources at Aptiv PLC from 2019 to 2022, Chief Human Resources Officer at Fiserv, Inc. from 2017 to 2018, and Interim Chief Human Resources Officer at Chamberlain Group from 2016 to 2017. From 2002 to 2016, Mr. Paulek held several human resources leadership roles at Honeywell International Inc. Earlier in his career, Mr. Paulek also worked at Arthur Andersen Business Consulting, CNH Industrial NV and General Electric Company. Mr. Paulek holds a Bachelor of Science degree in psychology from the University of Northern Iowa.

Mark Ringes. Mr. Ringes, 64, was appointed Interim General Counsel in February 2026. Prior to that, Mr. Ringes served as Kyndryl’s Senior Vice President, Deputy General Counsel from 2024 to February 2026 and Vice President, Assistant General Counsel from 2021 to 2024. Before joining the Company in 2021, Mr. Ringes served as Vice President, Assistant General Counsel at IBM for over 25 years, leading several global legal functions, including intellectual property and IBM’s services business units in addition to serving in a variety of legal roles in Europe and the United States. Mr. Ringes received his JD from the University of Michigan Law School and his Bachelor of Science degree in economics and computer science from the University of Michigan.

Bhavna Doegar. Ms. Doegar, 49, was appointed Interim Corporate Controller in February 2026. Previously, since joining the Company in December 2025, Ms. Doegar served as Senior Vice President, Finance and Strategy. Prior to that, Ms. Doegar served in various senior executive positions at Genpact Limited, an agentic and advanced technology solutions company, beginning in 2007. Her positions included Senior Vice President and Global Corporate Controller from 2010 to 2017. She also served as Senior Vice President, Operations Transformation Leader; Senior Vice President, Corporate FP&A Head and CFO - Transformation Services; and, most recently, Senior Vice President, Global Sales Leader for the High-Tech Division. Prior to her tenure at Genpact Limited, Ms. Doegar held finance roles at General Electric across the United States, China and India. Ms. Doegar holds a Bachelor of Commerce in economics and accounting from Panjab University and an MBA in finance from S.P. Jain Institute of Management and Research.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, that could adversely affect our business, reputation, financial condition, results of operations, cash flows and the trading price of our common stock. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. These risk factors do not identify all risks that we face; there may be other risks and uncertainties we are not currently aware of or that we currently deem not to be material but that may become material in the future.

Risks Relating to Our Business

An inability to attract new customers, retain existing customers and sell services to customers could adversely impact our revenue and results of operations.

Our ability to maintain or increase our revenues and profit may be impacted by a number of factors, including our ability to attract new customers, retain existing customers and sell additional, comparable or, in the case of accounts with substandard margins, services with greater gross margins to our customers. We may incur higher customer acquisition or retention costs as we seek to grow our customer base and expand our markets. Moreover, to the extent we are unable to retain and sell services to existing customers, including as part of our initiative to address existing accounts that have substandard margins, our revenue and results of operations may decrease.

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

Our goals for profitability and growth rely upon a number of assumptions, including our ability to make successful investments to grow and further develop our business and simplify our operations. The risks and challenges we face in connection with our strategies include expanding our professional services capability, expanding in areas where we currently have a small presence, ensuring that our services remain competitive in a rapidly changing technological environment and streamlining our operations to optimize operational efficiency. We may invest significantly in key strategic areas to drive long-term revenue growth and share gains. These investments may adversely affect our near-term revenue growth and results of operations, and we cannot guarantee that they will ultimately be successful or produce any or all of the long-term benefits that we expect. In addition, our productivity initiatives are subject to known and unknown risks and uncertainties, including assumptions about cash expenditures, cost savings and the effectiveness of the Company’s reduced spend and risks affecting the timing and amount of workforce rebalancing charges, payments and related savings, and we may not fully achieve the expected operational expense savings and other benefits anticipated.

Additionally, emerging business and delivery models and use of new technologies, including agentic AI, may unfavorably impact demand and profitability for our solutions or services. If we are unable to find, and maintain relationships with, partners to develop cutting-edge innovations in a highly competitive and rapidly evolving environment or are unable to implement and integrate such innovations with sufficient speed and versatility, we could fail in our ongoing efforts to maintain and increase our revenue and profit margins, achieve and sustain our targeted growth rates or improve our market share, operating margins and competitive position generally or in specific markets or services.

Our ability and decisions to return capital to stockholders depend on a variety of factors, including our ability to maintain and increase operating margins, cash flow generated from operations, our cash and investment balances, our net income and our overall liquidity position, as well as our debt balance, potential alternative uses of cash and anticipated future economic conditions and financial results. Failure to carry out our capital allocation strategy may adversely impact stockholders’ perception of our business and the trading price of our common stock.

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

Among other things, such partners may in the future decide to compete with us, form exclusive or more favorable arrangements with our competitors or otherwise reduce our access to their technology, products or services. In addition, our alliance partners may also experience reduced demand for their technology, including as a result of changes in technology, which could reduce demand for our services and solutions. Furthermore, certain of our customers may demand flexibility with regard to products or third-party service providers, and our contractual commitments to certain suppliers and partners may limit our ability to respond to those preferences. Similarly, changes in customer preferences have affected, and may in the future continue to affect, our relationships with certain suppliers. For example, as our relationship with IBM following the Spin-off continues to evolve, the amount of revenue generated by customers consuming IBM’s content through our service contracts has declined and may continue to decline, while having a limited impact on profitability. If we are unable to predict or prepare for changes in the evolution of our relationships with our alliance partners and suppliers or otherwise grow our services content, our business and results of operations could be adversely affected.

If we are not able to maintain, or realize the expected benefits from, our relationships for any reason, we may be less competitive, and our ability to offer attractive services and solutions to address the needs and demands of our customers and our results of operations could be adversely affected. Any performance failure on the part of our critical suppliers or alliance partners, or the discontinuance by such suppliers or alliance partners of technologies or services that we have relied on them to provide for our customers, could impact our performance or require us to engage alternative third parties to perform the services at our cost or to perform them ourselves, any of which could deprive us of potential revenue or adversely impact our profitability. Further, changes in the business condition (financial or otherwise) of our suppliers or partners could subject us to losses and affect our ability to bring our offerings to market. Additionally, the failure of our suppliers and partners to deliver products and services in sufficient quantities, in a timely manner, and in compliance with all applicable laws and regulations could adversely affect our business. Any defective products or inadequate services received from suppliers or partners could reduce the reliability of our services and harm our reputation. We may not be able to quickly replace or secure alternative products or suppliers, and we may be forced to absorb higher costs, reduce margins, or adjust our pricing. Supply chain interruptions could harm our relationships with our customers, prevent us from acquiring new customers, harm our operational efficiency, financial performance, and reputation, and materially and adversely affect our business.

If we are not able to continue addressing and adapting to technological developments and trends that serve customer demands or drive efficiency, our growth plans, market share and financial performance could be negatively affected.

Our growth strategy depends in part on our ability to continue to develop and implement services and solutions that anticipate and respond to rapid and continuing changes in technology, offerings and industry standards to serve the evolving demands and needs of our customers. If we fail to respond and adapt successfully to technology developments and trends and customer demands in a timely or cost-effective manner or fail to effectively leverage new technologies into our services and solutions, or if our competitors, new entrants or other third parties respond to such challenges and/or adopt new technologies more quickly or successfully than we do, the demand for our services and solutions may diminish.

We have made and expect to continue to make investments in new technologies, including in AI, generative AI and agentic AI. We sometimes dedicate a significant amount of resources to our development efforts before knowing to what extent our investments will result in services and solutions the market will accept. The adoption and use of new technologies that are still in their early stages, such as AI, generative AI and agentic AI capabilities, involve significant risks and uncertainties. In addition, investments in technology systems, capabilities, talent and resources may not deliver the benefits or perform as expected, may be replaced or become obsolete more quickly than expected, or may reduce or replace some of our current services and offerings, which could result in operational difficulties or additional costs. If we do not sufficiently invest in new technologies and adapt to industry developments, if we are unable to commercialize them in our services and solutions, evolve, expand and scale them effectively with sufficient speed and versatility, if we do not make the right strategic investments to respond to these developments and successfully drive innovation or if we do not adapt to these developments as effectively as our competition and/or new entrants to our industry, our results of operations and our ability to develop and maintain a competitive advantage and to execute on our growth strategy could be negatively affected.

If we are unable to attract and retain key personnel and other skilled employees, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. In particular, we have experienced senior management changes in the last year, and may continue to experience further changes, which may adversely impact our business as we transition those roles. Such transitions can increase the risk of turnover among key personnel, require significant time and attention from management and the Board, hinder strategic planning, impact the effectiveness of our internal control environment and create uncertainty among investors, employees, customers and others regarding the Company’s future direction and performance. Further, although we have arrangements with some of our executive officers designed to promote retention, our employment relationships are generally at-will, and key employees may leave us. We intend to continue to hire highly qualified personnel with relevant skills and experience consistent with our current business strategy and offerings, but may not be able to attract, assimilate or retain similarly qualified personnel in the future. Further, for certain executives where a significant portion of compensation is in the form of equity grants, our ability to attract, retain, and motivate such employees may be adversely affected by our recent stock price volatility or our ability to obtain stockholder approval to provide additional stock to our employees.

In addition, much of our future success depends on the continued service, availability and integrity of skilled employees, including technical, sales and staff resources. Skilled and experienced personnel in the areas where we compete often are in high demand, and competition for their talents is often intense.

Inability to attract and retain skilled employees could intensify the adverse impact of a shortage of critical skills necessary to serve our customers, keep pace with the rapid and continuous technological changes in our industry and further our growth strategy, including talent trained in different areas of AI, machine learning, software engineering and other market-leading skills and capabilities in new technologies. Changing demographics and labor workforce trends also may result in a shortage of or insufficient knowledge and skills. Further, as global opportunities and industry demand shift, realignment, training and scaling of skilled resources may not be sufficiently rapid or successful. Any failure to attract, integrate, motivate and retain these employees could harm our business.

If we are unable to hire or deploy employees with the needed skillsets or at scale to meet customer demand or if we are unable to adequately equip our employees with the skills needed, our business could be adversely affected and we may not be able to meet key objectives to further our growth strategy.

Additionally, we are currently taking, and may take in the future, actions intended to reduce operating costs, including actions to rebalance our workforce and reduce the rate of new hires. From time to time, as a result of technological developments, changes in demand or an unanticipated decline in overall employee attrition, we can have more people than we need in certain skill sets, geographies or compensation levels. As part of our ongoing efforts to further streamline operations, we are undertaking workforce rebalancing actions designed to optimize and support the Company’s financial and operational efficiency. These actions, and any additional workforce actions taken in the future, could negatively impact our ability to attract, integrate, retain and motivate key employees, while also negatively impacting our corporate culture and employee engagement and retention.

Due to our global presence, our business and operations could be adversely impacted by economic, geopolitical, public health and other conditions.

We are a globally integrated company doing business worldwide. Our results of operations have been and could in the future be affected by unfavorable, volatile or uncertain economic and geopolitical conditions and by macroeconomic changes, including recessions, inflation, currency fluctuations between the U.S. dollar and non-U.S. currencies, capital controls and adverse changes in trade relationships among those countries. Further, international trade disputes have created and may continue to create volatility and uncertainty, due to geopolitical developments, concerns over changes in global trade policies, the imposition of tariffs, reactions from other nations and U.S. government spending reductions. Tariffs, including retaliatory tariffs, international trade sanctions and other controls on imports or exports resulting from these disputes could affect our ability to move goods and services across borders, or could impose added costs to those activities. Measures taken to date by us to mitigate these impacts could be made less effective should trade sanctions or tariffs change. In addition, any widespread outbreak of an illness, pandemic or other local or global health issue, natural disasters including those that could be related to climate change impacts, or uncertain political climates, international hostilities, geopolitical conflict, other military conflicts or any terrorist activities, could adversely affect customer demand, our operations and supply chain, and our ability to source and deliver solutions to our customers. In the current macroeconomic environment, customers continue to balance short-term challenges and opportunities for transformation. While some customers have accelerated their digital transformation and increased their expenditures, the short-term priorities of other customers continue to be focused on operational stability, flexibility and cash preservation. Volatile and uncertain global macroeconomic conditions have in the past and could in the future cause our customers to reduce, postpone, cancel or defer discretionary spending in enterprise technology and infrastructure, making it more difficult for us to accurately forecast customer demand and have available the right resources to profitably address such customer demand. Further, macroeconomic or geopolitical conditions, including inflationary pressures, trade disputes and other challenges could result in financial difficulties for our customers, which have in the past and could in the future cause customers to delay payments to us, request modifications to their payment arrangements or default on their payment obligations to us.

Damage to our reputation and negative publicity adversely affects the Company and the price of our common stock.

Our reputation is susceptible to damage by events such as significant disputes with customers, internal control deficiencies, delivery failures, cybersecurity incidents, government investigations, including the SEC matter discussed below, or legal proceedings or actions of current or former customers, directors, employees, competitors, vendors, alliance partners or joint venture partners. Negative publicity, including adverse media coverage, unfavorable commentary or reports published by short sellers and public statements or actions by stockholders (such as in connection with efforts by private law firms to solicit clients for securities or derivative litigation), significantly impact the price and volatility of the Company’s common stock, regardless of the accuracy of such commentary, reports or actions. Negative publicity also impacts the terms under which some customers and suppliers are willing to continue to do business with the Company, affects the Company’s ability to attract and retain employees, and harms the Company’s relationships with investors, lenders and other stakeholders. In addition, negative publicity or unfavorable perceptions make it more difficult for the Company and its employees to operate, resulting in reduced morale, a potential increase in employee turnover and difficulty attracting talent. As a result, negative publicity adversely impacts the Company’s business, reputation and the price of its common stock.

If we are unable to accurately estimate the cost of services and the timeline for completion of contracts, the profitability of our contracts may be materially and adversely affected.

Our commercial contracts are typically awarded on a competitive or “sole-source” basis. Our bids are priced upon, among other items, the expected cost to provide the services. We are dependent on our internal forecasts and predictions about our projects and the marketplace, and, to generate an acceptable return on our investment in these contracts, we must be able to accurately estimate our costs to provide the services required by the contract and to complete the contracts in a timely manner. We face a number of risks when pricing our contracts, as many of our projects entail the coordination of operations and workforces in multiple locations and utilizing workforces with different skill sets and competencies across geographically diverse service locations. In addition, revenues from a small portion of our contracts are recognized using the cost-to-cost method, which requires estimates of total costs at completion, fees earned on the contract, or both. This estimation process, particularly due to the technical nature of the services being performed and the long-term nature of certain contracts, is complex and involves significant judgment. Adjustments to original estimates are often required as work progresses, experience is gained and additional information becomes known, even though the scope of the work required under the contract may not change. Moreover, as inflation can increase both our labor and non-labor input costs, the profitability of our contracts could be negatively impacted if we are unable to adjust our pricing or costs to take inflation into account. In addition, the accelerating pace at which new AI capabilities are being introduced, combined with increased regulatory uncertainty, specifically with regard to data sovereignty in Europe, has increased the complexity of certain long-term contracts. This increased complexity, along with extended timelines in customer decision-making, have lengthened sales cycles, which have in the past and may in the future adversely impact our results. Furthermore, if we fail to accurately estimate the effort, costs or time required to complete a contract, the profitability of our contracts may be materially and adversely affected. If we are not able to increase our margins as anticipated, we may not be able to meet key objectives to further our growth strategy.

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

We have made, and may continue to make, acquisitions and dispositions in furtherance of our strategy. Such transactions can present significant challenges and risks, and there can be no assurances that we will identify or manage such transactions successfully or that strategic opportunities will be available to us on acceptable terms or at all. We have faced, and may continue to face, delays in completing or failure to complete transactions. Completing transactions is subject to delays, uncertainties and risks, including the risk that we may be unable to satisfy certain closing conditions, such as regulatory and financing conditions and the absence of material adverse changes to our business, and related litigation.

Post-closing, the related risks include our failure to achieve strategic objectives, our failure to achieve anticipated revenue improvements and cost savings, our failure to retain key strategic relationships of acquired companies, our failure to retain key personnel and our assumption of liabilities related to litigation or other legal proceedings involving the businesses in such transactions, as well as our failure to close planned transactions. Such transactions may require us to secure financing, and our indebtedness may limit the availability of financing to us or the favorability of the terms of available financing. If we do acquire other companies, we may face challenges in our ability to operate or integrate the acquired company and we may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangible assets. Realizing the desired results of a particular transaction may depend upon, among other things, competition, market trends, regulatory developments and challenges, additional costs or investments and the action of suppliers or other third parties.

We could be adversely impacted by our business with foreign, state and local government customers.

Our customers include numerous governmental entities within and outside the United States, including foreign governments and U.S. state and local entities. Some of our agreements with these customers are subject to periodic funding approval or other government budgetary issues. Recent funding reductions, delays or work stoppages have adversely impacted, and may continue to adversely impact, public sector demand for our services and can result in payment delays, payment reductions or contract terminations, any of which would have an adverse effect on our business, financial condition, results of operations and/or cash flows. Also, government contracts are generally subject to extensive and evolving procurement regulations and tend to have additional requirements beyond commercial contracts and, for example, may contain provisions providing for higher liability limits for certain losses and non-performance. Also, compliance violations in one state or locality could result in suspension or debarment as a governmental contractor, could incur civil and criminal fines and penalties, or could impact our ability to compete for new contracts, which could negatively impact our competitive position, results of operations, financial results and reputation.

Intellectual property matters could adversely impact our business.

Our intellectual property rights may not prevent competitors from independently developing services similar to or duplicative of ours, nor can there be any assurance that the resources invested by us to protect our intellectual property will be sufficient or that our intellectual property portfolio will adequately deter misappropriation or improper use of our technology. Our ability to protect our intellectual property could also be impacted by changes to existing laws, legal principles and regulations governing intellectual property. Further, we rely on third-party intellectual property rights, open-source software and other third-party software in providing some of our services and solutions, and there can be no assurances that we will be able to obtain from third parties the licenses we need in the future or retain all of these intellectual property rights upon renewal, expiration or termination of such licenses. If we cannot obtain, renew or extend licenses to third-party intellectual property on commercially reasonable terms, or if we must obtain alternative or substitute technology or redesign services, our business may be adversely affected. Additionally, we cannot be sure that our services and solutions, or the solutions of others that we offer to our customers, do not infringe on the intellectual property rights of third parties (including competitors as well as non-practicing holders of intellectual property assets), and these third parties could claim that we, our customers or parties indemnified by us are infringing upon their intellectual property rights. As we expand our use of AI, there may be uncertainty regarding intellectual property ownership and license rights of AI and content generated by AI, and we may become subject to similar claims of infringement. In addition, we may be the target of aggressive and opportunistic enforcement of patents by third parties, including patent assertion entities and non-practicing entities. These claims, even if we believe they have no merit, could subject us to a temporary or permanent injunction or damages, harm our reputation, divert management attention and resources and cause us to incur substantial costs or prevent us from offering some services or solutions in the future. Even if we have an agreement providing for third parties to indemnify us for the foregoing claims, the indemnifying parties may be unwilling or unable to fulfill their contractual obligations.

The SEC matter and related events are ongoing, and the timing for their resolution and outcome cannot be predicted.

We continue to cooperate with the SEC Division of Enforcement’s investigation relating to the Company’s cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters. This matter is ongoing and the Company cannot currently predict its final outcome.

Amid these circumstances, the Company is subject to a number of risks, including:

●	declines in the price of the Company’s common stock or increased volatility;
●	the Company has been and may continue to be subject to legal and regulatory claims, lawsuits (including stockholder lawsuits), investigations, proceedings and other matters, which are costly and time-consuming to defend, and may result in substantial financial and legal liability;
●	the Company’s access to the capital and credit markets and the cost of such capital may be impacted, including as a result of actions taken by credit rating agencies;

●	the Company experiences increased scrutiny from regulatory authorities, investors and other stakeholders, which could impact its business and result in additional investigations or regulatory actions;
●	deterioration of the Company’s relationships with customers, suppliers and other business partners can lead to a loss of business, less favorable contractual terms or difficulty attracting new customers and partners;
●	the availability of directors’ and officers’ liability insurance or other types of insurance may be costlier or more difficult to obtain in the future; and
●	the Company may be required to pay expenses, fines or damages, or agree to remedies, that could have an adverse impact on its business, results of operations, financial condition or liquidity.

Material weaknesses in the Company’s internal control over financial reporting have impacted the Company’s ability to maintain an effective system of internal control over financial reporting.

As previously disclosed, the Company has identified material weaknesses in its internal control over financial reporting. See “Controls and Procedures” in Part II, Item 9A of this Annual Report on Form 10-K. While the Company has developed a remediation plan, the material weaknesses cannot be considered remediated until the applicable remedial controls are implemented and operate for a sufficient period of time to allow management to conclude, through testing, that the remediation plan is implemented and the controls are operating effectively. The Company may be unable to remediate these material weaknesses in a timely manner, which could cause investors to lose confidence in the accuracy and completeness of the Company’s financial reports and further impact the trading price of the Company’s common stock.

If we fail to establish and maintain effective internal controls, or if we identify additional material weaknesses, the accuracy of our financial statements may be adversely affected, and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports and applicable stock exchange listing requirements. Deficiencies in our internal controls could also cause investors to lose confidence in our reported financial information, which can have a negative effect on the trading price of the Company’s common stock.

We may be required to record impairment charges to future earnings if our goodwill or long-lived assets become impaired.

We are required under accounting principles generally accepted in the United States of America (“GAAP”) to review our goodwill for impairment at least annually, and to review goodwill and long-lived assets when events or changes in circumstances indicate the carrying value may not be recoverable. Some factors that may be considered events or changes in circumstances that would require our long-lived assets and/or goodwill to be reviewed for impairment include a sustained decline in stock price, a substantial decline in business performance or other entity-specific events such as changes in business management and strategy. We may be required to record non-cash impairment charges during any period in which we determine that our goodwill or long-lived assets are impaired, which could adversely affect our results of operations. As of March 31, 2026, our goodwill balance was $786 million, which represented 6% of total consolidated assets. See Note 11 – Intangible Assets Including Goodwill to our financial statements included elsewhere in this report for additional information about our goodwill impairment.

Risks Relating to Cybersecurity, Data Governance and Privacy

Cybersecurity, data governance and privacy considerations could adversely impact our business.

We maintain information, including confidential and proprietary information, in digital form regarding our business and the business of our customers, business partners, vendors, employees, contractors and other third parties. We also rely on third-party vendors to provide certain digital services in connection with our business and our delivery of services to customers. There are numerous and evolving risks relating to cybersecurity, data governance and privacy, including risks originating from intentional acts of criminal hackers, nation states and hacktivists; from intentional and unintentional acts of customers, business partners, vendors, employees, contractors, competitors and other third parties; and from errors, vulnerabilities and omissions in infrastructure, technology products, services and solutions that we use, as well as the risks associated with the number of customers, business partners, vendors, employees, contractors and other third parties working remotely. Computer hackers and others routinely attempt to exploit and attack the security of technology products, services, systems and networks using a wide variety of methods, including ransomware or other malicious software, and attempts to exploit vulnerabilities and flaws in hardware, software and infrastructure, technology products, services and solutions. Attacks also include social engineering to fraudulently induce customers, business partners, vendors, employees, contractors and other third parties to unwittingly disclose information, transfer funds or provide access to systems or data. We are at risk of security breaches not only of our own infrastructure, networks and services, but also those of customers, business partners, vendors, employees, contractors and other third parties.

Cyber threats and attacks are increasing in number and sophistication and continually evolving, particularly with the expanding availability of AI and generative and agentic AI tools and technologies, making it more challenging to defend against certain threats, attacks and vulnerabilities that can persist undetected over extended periods of time. Our technology infrastructure, products, services and solutions, including other third-party systems and technologies that we use to deliver our services or maintain on behalf of our customers, may be used in critical Company, customer or third-party operations, and involve the storage, processing and transmission of sensitive data, including proprietary or confidential data, regulated data, personal information and intellectual property of employees, customers and others. These products, services and solutions are also used by customers in heavily regulated industries, including those in the financial services, healthcare, critical infrastructure and government sectors. Cybersecurity attacks or other security incidents relating to our technology infrastructure, products, services and solutions or those of our vendors could result in, for example, one or more of the following: unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, customer or other third-party data or systems; theft or import or export of sensitive, regulated or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. In the event of such actions, we, our customers and other third parties could be exposed to liability (whether contractual or otherwise), litigation, and regulatory or other government inquiries, enforcement actions, fines or penalties, as well as the loss of existing or potential customers, negative publicity, damage to brand and reputation, damage to our competitive position and other financial loss.

The cost and operational consequences of responding to cybersecurity incidents and implementing remediation measures could be significant. In our industry, vulnerabilities in technology infrastructure, products, services and solutions are increasingly discovered, publicized and exploited, elevating the risk of attacks and the potential cost of response and remediation for us and our customers. The increasing number and sophistication of cyber threats, attacks and vulnerabilities, and the scale and complexity of our business and infrastructure, make it possible that certain threats, attacks or vulnerabilities will be undetected or unmitigated in time to prevent or minimize the impact on us or our customers. Cybersecurity risks to us and our customers also depend on factors such as the actions, practices and investments of customers, business partners, vendors, employees, contractors and other third parties. Cybersecurity attacks or other catastrophic events resulting in disruptions to or failures in power, information technology, communication systems or other critical infrastructure could result in interruptions or delays to Company, customer or other third-party operations or services, financial loss, injury or death to persons or property, potential liability, and damage to brand and reputation. Although, to date, we have not experienced a cybersecurity incident that has had a material adverse effect on us and we continuously take steps to mitigate cybersecurity risk across a range of functions, such measures cannot eliminate the risk entirely or provide absolute security. While we continue to monitor for, identify, investigate, respond to, remediate and develop plans to quickly recover from cybersecurity incidents, notwithstanding our efforts, we may experience a cybersecurity incident in the future that may have a material adverse impact on the Company.

As we are a global enterprise, the regulatory environment with regard to cybersecurity, data governance, data sovereignty and localization requirements, privacy, AI and other issues to which we are subject is increasingly complex and will continue to impact our business, including through increased risk, increased compliance costs, and expanded or otherwise altered compliance obligations. The enactment and expansion of cybersecurity, data governance (including data sovereignty), privacy, AI and other laws and regulations around the globe, including an increased focus on international data transfer mechanisms and supply chain management, the lack of harmonization of such laws and regulations, the increase in associated litigation and enforcement activity, the potential for damages, fines and penalties, and enacted or potential regulation of emerging and new technologies, such as AI and generative AI, will continue to result in increased compliance costs and increased risks. Any additional costs and penalties associated with increased compliance, enforcement and risk reduction could make certain offerings less profitable or increase the difficulty of bringing certain offerings to market.

Risks Relating to Legal Matters and Regulations

Our global operations expose us to numerous and sometimes conflicting legal and regulatory requirements, and violation of these regulations could harm our business.

We are subject to numerous, evolving, and sometimes conflicting, legal regimes on matters as diverse as anticorruption, import/export controls, content requirements, cybersecurity, data governance, data sovereignty and localization requirements, privacy, trade restrictions, tariffs, taxation, sanctions, immigration, internal and disclosure control obligations, securities regulation, anti-competition restrictions, anti-money-laundering, wage-and-hour standards, employment and labor relations, environmental, human rights, machine learning and AI. Further, we and the services we provide to customers may be impacted directly or indirectly by the development and enforcement of laws and regulations in the U.S. and globally that are specifically targeted at the technology and services sectors. As we expand our customer base and the scope of our offerings, both within the U.S. and globally, we may be further impacted by additional regulatory or other risks, including compliance with laws relating to corporate taxation, import, export and trade restrictions on technology and services. The global nature of our operations, including jurisdictions where legal systems may be less developed or understood by us, business practices and standards which deviate from international standards, and the diverse nature of our operations across a number of regulated industries, further increases the difficulty of compliance. Additionally, certain laws and regulations including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010 could make us responsible for acts of our employees, subcontractors, vendors, agents, alliance or joint venture partners, the companies we may acquire and their employees, subcontractors, vendors and agents, and other third parties with which we associate if they take actions that violate applicable anti-corruption laws or regulations (whether or not we participated or knew about the actions leading to the violations).

Compliance with diverse legal requirements is costly and time-consuming and requires significant resources. New and changing laws can also adversely affect the Company’s business by limiting the Company’s ability to offer a service or feature to customers, imposing changes to the design of the Company’s products and services, impacting customer demand for the Company’s products and services, and requiring changes to the Company’s supply chain and business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. Violations of one or more of these regulations in the conduct of our business could result in significant fines and penalties, disgorgement of profits, enforcement actions or criminal sanctions against us and/or our employees, contractors or agents, prohibitions on doing business, unfavorable publicity and damage to our reputation. Additionally, regulatory investigations can be expensive, disruptive and damaging. Violations of these regulations in connection with the performance of our obligations to our customers also could result in liability for significant monetary damages and restrictions on our ability to effectively carry out our contractual obligations and thereby expose us to potential claims from our customers. Due to the varying degrees of development of the legal systems of the countries in which we operate, local laws may not be well developed or provide sufficiently clear guidance and may be insufficient to protect our rights.

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

We are subject to income taxes and withholding taxes in both the United States and numerous foreign jurisdictions. We calculate and provide for taxes in each tax jurisdiction in which we operate. Tax accounting often involves complex matters and requires our judgment to determine our worldwide provision for income taxes and other tax liabilities. Our provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, changes in the geographic mix of income, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact our results of operations and financial condition in future periods. The Organization for Economic Cooperation and Development (the “OECD”) continues to issue guidelines as part of its Base Erosion and Profit Shifting (“BEPS”) initiative and related international tax reform efforts. These initiatives reflect evolving views on the alignment of taxable income with economic activity and may differ in certain respects from long-standing international tax principles. Local country adoption and interpretation of these guidelines may increase tax uncertainty, result in inconsistent application among jurisdictions, and may adversely impact our effective tax rate, provision for income taxes and cash flows.

Our transfer pricing arrangements, which govern the pricing of intercompany transactions among our global operations, are subject to scrutiny by tax authorities and require the exercise of judgment to comply with applicable laws and OECD guidance. Changes in international tax standards or differing interpretations by tax authorities could result in challenges to our intercompany pricing and adjustments to the allocation of income or expenses among jurisdictions. Such adjustments could increase our tax liabilities, result in double taxation, and increase volatility in our effective tax rate and cash tax payments. The resolution of transfer pricing matters may be time-consuming, costly, and subject to uncertain outcomes.

In addition, we are subject to periodic examinations of our domestic and foreign tax returns by taxing authorities in the jurisdictions in which we do business. While we regularly assess the likelihood of adverse outcomes resulting from these examinations and record tax reserves as appropriate, there can be no assurance that the outcomes of these examinations will not have an adverse effect on the effective tax rate, provision for income taxes and cash flows.

We are subject to legal proceedings and investigatory risks.

We are and may become involved as a party and/or may be subject to a variety of claims, demands, suits, investigations, tax matters and other proceedings that arise from time to time. In addition, our former Parent may obtain, or may seek to obtain, indemnity from us for judgments against it relating to events that occurred prior to the Separation pursuant to agreements put in place in connection with the Separation.

The risks associated with known significant legal proceedings and regulatory investigations are described in more detail in Note 14 – Commitments and Contingencies in the consolidated financial statements included elsewhere in this report and herein under the heading “The SEC matter and related events are ongoing, and the timing for their resolution and outcome cannot be predicted.” Additional legal proceedings, regulatory investigations and other contingencies, the outcome of which cannot be predicted with certainty, may arise from time to time.

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

Expectations relating to sustainability-related initiatives and considerations could expose us to potential liabilities, increased costs and reputational harm.

Over the past few years, certain government entities, regulators, lawmakers, investors, employees, customers and other stakeholders have focused on sustainability-related initiatives and considerations relating to businesses. This includes matters relating to climate change and carbon emissions, human rights, workforce management, responsible supply chain management, ethics, cybersecurity and privacy. At the same time, a number of other stakeholders, including government entities, regulators, lawmakers and investors have expressed contrary views and expectations, including the proposal, enactment or adoption of “anti-ESG” legislation, regulation, enforcement priorities and policies, which may result in additional scrutiny, reputational risk, lawsuits or market access restrictions. Conflicting regulations and requirements, and a lack of harmonization of legal and regulatory environments across the jurisdictions in which we operate, may create enhanced compliance risks and costs. We have established and publicly announced certain goals, commitments and initiatives that reflect our current plans and aspirations on corporate citizenship matters, which are based on available data and estimates. There are no guarantees that we will be able to achieve these goals, commitments or initiatives. The implementation of programs designed to achieve these goals or commitments and support these initiatives is subject to numerous risks, many of which are beyond our control, and in the future we may determine that further pursuit of them in light of changing circumstances is impracticable or inadvisable. Examples of such risks include but are not limited to: the availability and cost of resources and related technologies; the availability of suppliers and partners that can meet our standards; reliance on third-party performance and data; and our ability to manage geopolitical disruptions and natural disasters that could impact our employees, customers and businesses. Our failure, or perceived failure, to achieve any goals or commitments related to our corporate citizenship, maintain our practices, adhere to our prior public statements regarding our aspirations or meet evolving and varied stakeholder expectations and standards could adversely affect our reputation, our financial condition and our ability to attract and retain customers and talent, and expose us to increased scrutiny from the investment community, enforcement authorities and others.

Risks Relating to Financing and Capital Markets Activities

A lowering or withdrawal of the ratings, outlook or watch assigned to our debt securities by rating agencies may increase our future borrowing costs, reduce our access to capital and adversely impact our financial performance.

Our credit ratings are based upon information furnished by us or obtained by a rating agency from its own sources and are subject to revision, suspension or withdrawal by one or more rating agencies at any time. Rating agencies may place our ratings on negative outlook or credit watch, or take downgrade actions, due to a variety of factors including adverse changes in macroeconomic conditions, such as a global or regional recession, trade policy uncertainty (including tariff impositions or escalations), or broader credit market trends. In addition, rating agencies may review the ratings assigned to us due to developments that are beyond our control, including potential new standards requiring the agencies to reassess rating practices and methodologies. Rating agencies may further consider changes in our credit ratings based on changes in expectations about future profitability and cash flows even if short-term liquidity expectations are not negatively impacted.

Recently, we have experienced adverse actions or developments with respect to our credit ratings. Any rating, outlook or watch assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, current or future circumstances relating to the basis of the rating, outlook or watch, such as adverse changes to our business, so warrant. Any future lowering of our ratings, outlook or watch would make it more difficult or more expensive for us to refinance or obtain additional debt financing at competitive rates and impact the value and liquidity of our current debt. Moreover, a reduction in our ratings to below certain levels could potentially impact our contracts and relationships with certain customers or vendors and lead them to reduce or cease to do business with us, or impact our ability to attract new customers, which would adversely impact our financial performance.

The commercial and credit environment may adversely affect our access to capital.

Our ability to issue debt or enter into other financing arrangements on acceptable terms can be adversely affected if there is a material decline in the demand for our services or in the solvency of our customers or suppliers or if there are other significantly unfavorable changes in economic conditions. In addition, negative publicity or unfavorable perceptions and/or a lowering in our credit ratings, can harm our relationships with lenders and investors. Volatility in the world financial markets could increase borrowing costs or affect our ability to access the capital markets. These conditions and the other matters discussed in this Risk Factors section can adversely affect our credit ratings.

Our financial performance could be adversely impacted by changes in market liquidity conditions and by customer credit risk on receivables.

Our customer base includes many worldwide enterprises, from the world’s largest organizations and governments to smaller businesses, with a significant portion of our revenue coming from global customers across many sectors. As a result, our financial performance is exposed to a wide variety of industry sector dynamics worldwide, including sudden shifts in regional or global economic activity. Our earnings and cash flows, as well as our access to funding, could be negatively impacted by changes in market liquidity conditions. Additionally, if we become aware of information related to the creditworthiness of a major customer, or if future actual default rates on receivables in general differ from those currently anticipated, we may have to adjust our allowance for credit losses, which could affect our net income in the period the adjustments are made. Further, we enter into arrangements with financial institutions to sell certain of our trade receivables from customers without recourse. If we were to stop entering into these factoring arrangements or there are delays or failures in collecting trade receivables, our operating results, financial condition and cash flows could be adversely impacted. If any of these financial institutions experience financial difficulties or are otherwise unable to honor the terms of our factoring arrangements, we may experience a material impact to our cash flows.

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

Our Amended and Restated Certificate of Incorporation provides that unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of us, and to the fullest extent permitted by applicable law, any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee or stockholder to us or our stockholders, any action asserting a claim arising pursuant to the DGCL, our Amended and Restated Certificate of Incorporation or our Amended and Restated By-Laws or any action asserting a claim governed by the internal affairs doctrine. However, if the Court of Chancery within the State of Delaware does not have jurisdiction, such action may be brought in another court in the State of Delaware, or if no court of the State of Delaware has jurisdiction, then in the United States District Court for the District of Delaware. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act.

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

●	Cybersecurity incident response plan and testing – We have a global incident response process and dedicated teams responsible for monitoring, detecting and responding to cybersecurity threats and attacks, whether external or internal, periodically testing our processes and protocols, and regularly communicating and providing reports to our CISO and senior executive leadership.

●	Information sharing and collaboration – We utilize threat intelligence and security information collected from various sources, including but not limited to partners, suppliers, governments and information sharing and analysis centers, to identify, protect against, detect and respond to potential cybersecurity threats and events.

●	Training and awareness – We use a combination of training and education, including mandatory annual cybersecurity and privacy training, phishing simulation exercises and a multitude of alerts, educational tools, videos and other ongoing awareness initiatives on a variety of topics relating to the rapidly evolving threat landscape, throughout the year that foster a culture of security awareness and responsibility among our workforce.
●	Supplier risk assessments – Recognizing that our suppliers can be subject to cybersecurity incidents which may impact us and our customers, our procurement process includes security, data governance and privacy risk assessments to identify and evaluate risks associated with certain key suppliers, including reviewing relevant cybersecurity certifications and third-party audit results, assessing technical and organizational controls and evaluating their risk profile.

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

Cybersecurity Risk Oversight and Governance

Our Board of Directors is responsible for the overall oversight of our enterprise risk management. The Audit Committee periodically reviews the Company’s enterprise risk management framework, including enterprise risk management processes, and assists the Board of Directors in its oversight over certain key areas of risks, including overseeing cybersecurity, data governance and privacy risk and regularly reporting on such matters to the Board. The Audit Committee and full Board of Directors receive periodic updates from our CISO about Kyndryl’s cybersecurity policies and practices, cybersecurity developments, trends, risks, notable incidents, mitigation strategies, maturity initiatives and other developments throughout the year, as well as periodic updates from our CIO and other senior leaders on cybersecurity-related matters.

Our information security program is led by our CISO, who is responsible for the overall security of the enterprise and the security of the services that we provide to customers. Our CISO collaborates closely with other key stakeholders across the Company in developing and implementing our cybersecurity strategy, policy, controls, operations, threat detection and incident response and remediation. Our teams that support the CISO in these efforts are comprised of cybersecurity professionals with many years of experience in cybersecurity across multiple sectors, including heavily regulated industries such as financial services and defense, and many of them hold relevant industry certifications.

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

Item 2. Properties.

As of March 31, 2026, we owned or leased approximately 9.0 million square feet of space worldwide, which is substantially all data centers and office space used in the normal course of our business. The Company will continue to evaluate space requirements and identify opportunities to improve operating efficiencies. Below is a summary of the Company’s active properties.

Owned and Leased Space (millions of square feet)
United States*	3.6
Japan	0.8
Principal Markets	2.7
Strategic Markets	2.0
Total	9.0
*	United States includes corporate offices not allocated to the United States segment, including our global headquarters located in New York, New York.

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

As of May 22, 2026, there were approximately 205,000 stockholders of record of our common stock. This is not the actual number of beneficial owners of the Company’s common stock as some shares are held in “street name” by brokers and others on behalf of individual owners.

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

In November 2024, the Company’s Board of Directors authorized a share repurchase program of up to $300 million of the Company’s common stock, and in November 2025, the Company announced that the Board of Directors authorized an additional $400 million of repurchase capacity under this program (the “Share Repurchase Program”). During the years ended March 31, 2026 and March 31, 2025, the Company repurchased 11.6 million and 2.6 million shares of its common stock, respectively, at an aggregate cost of $304 million and $94 million under the Share Repurchase Program, respectively. A summary of our common stock repurchases during the three months ended March 31, 2026 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 - 31	519,059	$25.13	519,059	$338
February 1 - 28	1,030,841	13.98	1,030,841	324
March 1 - 31	1,731,738	12.71	1,731,738	302
Total	3,281,638		3,281,638
(a)	All shares were repurchased in open market transactions pursuant to the Share Repurchase Program authorized by our Board of Directors, of which $300 million was publicly announced on November 21, 2024, and an additional $400 million was publicly announced on November 4, 2025. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Share Repurchase Program in “Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Stock Performance Graph

The following graph compares the cumulative total return of holders of our common stock with the cumulative total return of the S&P 400 Midcap Index and S&P IT Sector Index. The graph tracks the performance of a $100 investment in our common stock and in each index from November 4, 2021, the date our stock commenced regular-way trading on the NYSE, to March 31, 2026.

Stock Performance Graph

180
160
140
120
100
80
60
40
20
-
11/04/2021
3/31/2023
3/31/2024
3/31/2025
3/31/2026
Kyndryl Holdings, Inc
S&P400 MidCap Index
S&P 400 IT Sector GICS Level 1 Index

	11/04/2021	12/31/2021	3/31/2022	3/31/2023	3/31/2024	3/31/2025	3/31/2026
Kyndryl Holdings, Inc	100.00	68.61	49.73	55.95	82.49	119.03	49.73
S&P400 MidCap Index	100.00	98.68	93.53	87.23	105.77	101.36	117.23
S&P 400 IT Sector GICS Level 1 Index	100.00	96.43	88.54	87.34	115.59	102.09	149.56

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Included below are selected results and year-over-year comparisons for the years ended March 31, 2026, 2025 and 2024. The following discussion and analysis of our financial condition and results of operations should be read together with our audited consolidated financial statements and related notes included elsewhere in this report. For further information on the comparisons between the years ended March 31, 2025 and 2024 not covered in the “Segment Results” below, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, which was filed with the SEC on February 17, 2026 (the “2025 Form 10-K”).

Overview

Kyndryl is a leading provider of mission-critical enterprise technology services, offering advisory, implementation and managed service capabilities to thousands of customers in more than 60 countries. As the world’s largest IT infrastructure services provider, the Company designs, builds, manages and modernizes the complex information systems that the world depends on every day.

The Company is organized, managed and classified into four reportable segments by geography: United States, Japan, Principal Markets and Strategic Markets. For additional information on these segments, refer to Note 4 – Segments to our consolidated financial statements included elsewhere in this report.

Financial Performance Summary

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Revenue	$15,092	$15,057	$16,052
Revenue growth (GAAP)	0%	(6)%	(6)%
Revenue growth in constant currency*	(3)%	(4)%	(6)%
Net income (loss)	$198	$252	$(340)
Adjusted EBITDA*	$2,672	$2,516	$2,367
*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “⸺Segment Results.”

	March 31,	March 31,
(Dollars in millions)	2026	2025
Assets	$12,551	$10,452
Liabilities	11,259	9,121
Equity	1,293	1,331

Fiscal 2026 Financial Performance

For the year ended March 31, 2026, we reported $15.1 billion in revenue, unchanged compared to the year ended March 31, 2025. The revenue performance included a favorable currency exchange rate impact of three points. United States revenue decreased 2 percent, Japan revenue decreased 3 percent, Principal Markets revenue increased 4 percent and Strategic Markets revenue was unchanged, compared to the year ended March 31, 2025. During the period, the Company experienced growth in Kyndryl Consult and hyperscaler-related revenues and revenue performance was unfavorably impacted by lengthening sales cycles and evolving content from the Company’s former parent in the Company’s customer engagements. Net income of $198 million decreased by $53 million versus the prior year reflecting a $138 million after-tax gain from the sale of our Securities Industry Services (“SIS”) platform in Canada (classified as a transaction-related benefit) in the prior year, partially offset by progress on our key initiatives to drive operating efficiencies. During the period, margins were adversely affected by lengthening sales cycles.

Fiscal 2025 Financial Performance

For the year ended March 31, 2025, we reported $15.1 billion in revenue, a decline of 6 percent compared to the year ended March 31, 2024. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as currency effects. United States revenue decreased 10 percent, Japan revenue increased 1 percent, Principal Markets revenue decreased 5 percent and Strategic Markets revenue decreased 8 percent, compared to the year ended March 31, 2024. Net income of $252 million improved by $592 million versus the prior year driven by progress on our key initiatives to drive operating efficiencies and increased margins, lower depreciation expense of $180 million and a $138 million after-tax gain from the sale of our SIS platform in Canada.

Macro Dynamics

Global markets have experienced volatility in 2026, amid ongoing trade tensions and heightened macroeconomic uncertainties, driven by geopolitical developments and conflicts, concerns over changes in global trade policies and the imposition of import tariffs by the United States, reactions from other nations and proposed U.S. government spending reductions. Increased economic uncertainty has impacted and may continue to impact the level and composition of global macroeconomic activity.

Recent Developments

The Company continues to cooperate with the SEC Division of Enforcement’s investigation relating to the Company’s cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters. The matter is ongoing and the Company cannot currently predict its final outcome. See Note 14 – Commitments and Contingencies in the consolidated financial statements included elsewhere in this report for further information about this and other contingency matters.

In addition, as previously disclosed, the Company identified material weaknesses in internal control over financial reporting. For more information, see “Controls and Procedures” in Part II, Item 9A in this report.

Acquisitions Update

For information concerning our recent acquisitions activity, including regarding the pending acquisition of Solvinity Group B.V., see Note 10 – Acquisitions and Divestitures in the consolidated financial statements included elsewhere in this report.

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

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the years ended March 31, 2026, 2025 and 2024. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Year Ended March 31,			Year-over-Year Change
(Dollars in millions)	2026	2025	2024(3)	2026 vs. 2025	2025 vs. 2024
Revenue
United States	$3,784	$3,876	$4,295	(2)%	(10)%
Japan	2,284	2,358	2,344	(3)%	1%
Principal Markets	5,399	5,206	5,479	4%	(5)%
Strategic Markets	3,625	3,617	3,934	0%	(8)%
Total revenue	$15,092	$15,057	$16,052	0%	(6)%
Revenue growth in constant currency(1)	(3)%	(4)%	(6)%
Adjusted EBITDA(1)
United States	$835	$725	$781	15%	(7)%
Japan	486	390	361	25%	8%
Principal Markets	834	886	677	(6)%	31%
Strategic Markets	622	606	642	3%	(6)%
Corporate and other(2)	(105)	(90)	(95)	NM	NM
Total adjusted EBITDA(1)	$2,672	$2,516	$2,367	6%	6%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.
(3)	Effective June 1, 2024, the Company made a minor change to its geographic reportable segments to reflect how it manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. Historical fiscal 2024 segment information was recast to reflect this change in the 2025 Form 10-K.

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

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Net income (loss)	$198	$252	$(340)
Provision for income taxes	215	184	172
Interest expense	89	100	122
Depreciation of property, equipment and capitalized software	762	660	834
Amortization expense	1,266	1,308	1,287
Workforce rebalancing charges incurred prior to March 31, 2024	—	—	138
Charges related to ceasing to use leased/fixed assets and lease terminations	—	48	39
Transaction-related costs (benefits)	41	(125)	(46)
Stock-based compensation expense	64	100	95
Other adjustments*	36	(10)	68
Adjusted EBITDA (non-GAAP)	$2,672	$2,516	$2,367
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries. For the year ended March 31, 2024, other adjustments also included an adjustment to reduce amortization expense for the amount already included in transaction-related costs (benefits) above.

United States

	Year Ended March 31,
(Dollars in millions)	2026	2025
Revenue	$3,784	$3,876
Revenue year-over-year change	(2)%	(10)%
Adjusted EBITDA	835	725
Adjusted EBITDA year-over-year change	15%

For the year ended March 31, 2026, United States revenue of $3.8 billion decreased 2 percent compared to the year ended March 31, 2025, primarily reflecting the expiration of certain low-margin contracts entered into before the Spin-off. Adjusted EBITDA increased $110 million from the prior year, primarily driven by progress on our key initiatives to drive operating efficiencies and lower sales, general and administrative expenses of $57 million attributable to the Company's compensation plans driven by current-year performance.

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

Japan

	Year Ended March 31,
(Dollars in millions)	2026	2025
Revenue	$2,284	$2,358
Revenue year-over-year change	(3)%	1%
Revenue growth in constant currency	(4)%	6%
Adjusted EBITDA	486	390
Adjusted EBITDA year-over-year change	25%

For the year ended March 31, 2026, Japan revenue of $2.3 billion decreased 3 percent, and decreased 4 percent in constant currency, compared to the year ended March 31, 2025, driven by actions the Company has taken to reduce certain low-margin components of its customer relationships entered into before the Spin-off. Adjusted EBITDA increased $96 million from the prior year, driven by progress on our key initiatives to drive operating efficiencies.

For the year ended March 31, 2025, Japan revenue of $2.4 billion increased 1 percent, and increased 6 percent in constant currency, compared to the year ended March 31, 2024, primarily driven by expanding the scope of services we provide to our customers. Adjusted EBITDA increased $29 million from the prior year, primarily driven by progress on our key initiatives to drive operating efficiencies.

Principal Markets

	Year Ended March 31,
(Dollars in millions)	2026	2025
Revenue	$5,399	$5,206
Revenue year-over-year change	4%	(5)%
Revenue growth in constant currency	(2)%	(4)%
Adjusted EBITDA	834	886
Adjusted EBITDA year-over-year change	(6)%

For the year ended March 31, 2026, Principal Markets revenue of $5.4 billion increased 4 percent, and decreased 2 percent in constant currency, compared to the year ended March 31, 2025, reflecting the expiration of certain low-margin contracts entered into before the Spin-off. Adjusted EBITDA decreased $52 million from the prior year, primarily due to a vendor credit of $65 million in the prior year, partially offset by progress on our key initiatives to drive operating efficiencies.

For the year ended March 31, 2025, Principal Markets revenue of $5.2 billion decreased 5 percent, and decreased 4 percent in constant currency compared to the year ended March 31, 2024, driven by actions the Company has taken to reduce low-margin components of its customer relationships. Adjusted EBITDA increased $209 million from the prior year, primarily due to increased operating efficiencies and higher margins on recent signings, as well as a vendor credit of $65 million.

Strategic Markets

	Year Ended March 31,
(Dollars in millions)	2026	2025
Revenue	$3,625	$3,617
Revenue year-over-year change	0%	(8)%
Revenue growth in constant currency	(5)%	(5)%
Adjusted EBITDA	622	606
Adjusted EBITDA year-over-year change	3%

For the year ended March 31, 2026, Strategic Markets revenue of $3.6 billion was unchanged, and decreased 5 percent in constant currency, compared to the year ended March 31, 2025, primarily driven by actions the Company has taken to reduce certain low-margin components of its customer relationships entered into before the Spin-off. Adjusted

EBITDA increased $16 million from the prior year, primarily due to progress on our key initiatives to drive operating efficiencies.

For the year ended March 31, 2025, Strategic Markets revenue of $3.6 billion decreased 8 percent compared to the year ended March 31, 2024. The revenue decline was largely attributable to actions the Company has taken to reduce low-margin components of its customer relationships, as well as an unfavorable currency exchange rate impact of three points. Adjusted EBITDA decreased $36 million from the prior year, primarily driven by the impact of the inclusion of workforce rebalancing charges in adjusted EBITDA in fiscal 2025, partially offset by progress on our key initiatives to drive operating efficiencies.

Corporate and Other

Corporate and other generated an adjusted EBITDA loss of $105 million in the year ended March 31, 2026, compared to a loss of $90 million in the year ended March 31, 2025, and a loss of $95 million in the year ended March 31, 2024.

Costs and Expenses

	Year Ended March 31,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$15,092	$15,057	100.0%	100.0%	0%
Cost of services	11,803	11,914	78.2%	79.1%	(1)%
Selling, general and administrative expenses	2,654	2,591	17.6%	17.2%	2%
Workforce rebalancing charges	60	114	0.4%	0.8%	(48)%
Transaction-related costs (benefits)	41	(125)	0.3%	(0.8)%	NM
Interest expense	89	100	0.6%	0.7%	(11)%
Other expense (income)	32	27	0.2%	0.2%	16%
Income before income taxes	$414	$435

NM – not meaningful

Cost of services was 78.2% of revenue in the year ended March 31, 2026, compared to 79.1% in the year ended March 31, 2025, driven by progress on our key initiatives to drive operating efficiencies, including our Advanced Delivery initiative. Selling, general and administrative expenses were 17.6% of revenue in the year ended March 31, 2026, compared to 17.2% in the year ended March 31, 2025, driven by increased expenses to support future growth. Transaction-related costs (benefits) were 0.3% of revenue in the year ended March 31, 2026, compared to transaction-related costs (benefits) of (0.8)% of revenue in the year ended March 31, 2025, due to a reserve for an interim arbitration decision on a pre-spin matter in the year ended March 31, 2026, compared to a $145 million pretax gain from the sale of the SIS platform in the year ended March 31, 2025. Interest expense was 0.6% of revenue in the year ended March 31, 2026 compared to 0.7% in the year ended March 31, 2025.

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

NM – not meaningful

Cost of services was 79.1% of revenue in the year ended March 31, 2025, compared to 82.2% in the year ended March 31, 2024, driven by lower depreciation expense of $180 million, a vendor credit of $65 million, and progress on our key initiatives to drive operating efficiencies. Selling, general and administrative expenses were 17.2% of revenue in the year ended March 31, 2025, compared to 17.3% in the year ended March 31, 2024. Transaction-related costs (benefits) were (0.8)% of revenue in the year ended March 31, 2025, primarily due to a $145 million pretax gain from the sale of the SIS platform in Canada, compared to transaction-related costs (benefits) of (0.3)% of revenue in the year ended March 31, 2024, which reflected an agreement that allowed us to collect previously reserved receivables from our former Parent. Interest expense was 0.7% of revenue in the year ended March 31, 2025 compared to 0.8% in the year ended March 31, 2024. Other expense was 0.2% of revenue in the year ended March 31, 2025, compared to 0.3% in the year ended March 31, 2024, driven by currency-related hedging gains recorded in the year ended March 31, 2025.

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures as Transaction-related costs (benefits) in the Consolidated Income Statement. Transaction-related costs include gains or losses, employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration, associated with acquisitions, divestitures or the Separation.

Workforce Rebalancing and Site-Rationalization Charges

On May 5, 2026, the Company approved, as part of its ongoing efforts to further streamline operations, workforce rebalancing actions to optimize and support the Company’s financial and operational efficiency in fiscal year 2027. As a result of these actions, the Company expects to incur workforce rebalancing charges of approximately $200 million, primarily consisting of future cash expenditures for severance and related benefits.

Management expects that these workforce rebalancing activities, once completed, will reduce annual payroll costs and related expenses and result in savings of approximately $400 to $500 million in fiscal year 2028. There can be no guarantee that we will achieve our expected cost savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods. For additional information, see Note 18 – Workforce Rebalancing and Site-Rationalization Charges in the accompanying Consolidated Financial Statements.

Fiscal 2026 Program

During the year ended March 31, 2026, management initiated actions to reduce the Company’s overall cost structure and enhance operating efficiency. As a result of these actions, the Company recorded workforce rebalancing charges of $60 million for the year ended March 31, 2026.

Total cash outlays for this program are expected to be approximately $60 million, of which approximately $56 million has been paid through March 31, 2026, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll costs and related expenses by more than $100 million in fiscal year 2027. There can be no guarantee that we will achieve our expected cost savings.

Fiscal 2025 Program

During the year ended March 31, 2025, management implemented actions to reduce the Company’s overall cost structure and increase operating efficiency. During the year ended March 31, 2025, the Company recorded $114 million in workforce rebalancing charges and $48 million in charges related to ceasing to use leased and owned fixed assets.

Total cash outlays for this program are expected to be approximately $150 million, of which approximately $142 million has been paid through March 31, 2026, and the remainder is expected to be paid thereafter. Management estimates that these workforce rebalancing and site-rationalization activities reduced payroll costs, rent expenses and depreciation of property and equipment by more than $250 million in fiscal year 2026.

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

Total cash outlays for this program are expected to be $300 million, of which approximately $290 million has been paid through March 31, 2026 (including approximately $70 million of contractual payments toward leased assets we have ceased to use), and the remainder is expected to be paid thereafter. Management estimates that these workforce rebalancing and site-rationalization activities reduced payroll costs, rent expenses and depreciation of property and equipment by approximately $400 million in fiscal year 2025.

Income Taxes

The Company’s consolidated provision for income taxes and effective tax rate were as follows:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Provision for income taxes	$215	$184	$172
Effective tax rate	52.1%	41.9%	(102.2)%

In the year ended March 31, 2026, we recorded income tax expense of $215 million, and in the year ended March 31, 2025, we recorded income tax expense of $184 million. In the year ended March 31, 2024, we recorded income tax expense of $172 million on a pretax loss, which resulted in a negative effective tax rate. Our income tax expense for the years ended March 31, 2026, 2025 and 2024 was primarily related to taxes on foreign operations and uncertain tax positions.

The effective tax rate for the year ended March 31, 2026 was higher compared to the year ended March 31, 2025, primarily due to non-recurring, non-cash tax accruals from the refinement of certain tax positions recorded in the fourth quarter of fiscal 2026, and the jurisdictional mix of our earnings. The effective tax rate for the year ended March 31, 2025 was higher compared to the year ended March 31, 2024, primarily due to the Company’s pretax income in fiscal year 2025, compared to a pretax loss in 2024. For more information, see Note 5 – Taxes in the accompanying Consolidated Financial Statements.

Financial Position Dynamics

Total assets of $12.6 billion at March 31, 2026 increased by $2.1 billion (and increased by $1.9 billion adjusted for currency) from March 31, 2025, primarily driven by an increase in deferred costs of $997 million mainly due to an extended and amended multi-year, third-party software agreement and an increase in cash and cash equivalents of $837 million mainly due to $1.0 billion of cash borrowed under a revolving credit agreement, partially offset by a decrease of $304 million due to share repurchases.

Total liabilities of $11.3 billion at March 31, 2026 increased by $2.1 billion (and increased by $2.0 billion adjusted for currency) from March 31, 2025, primarily as a result of an increase in debt of $917 million due to cash borrowed under a revolving credit agreement and an increase in other liabilities of $1.2 billion driven by the extended and amended multi-year, third-party software agreement.

Total equity of $1.3 billion at March 31, 2026 decreased by $39 million from March 31, 2025, principally due to $304 million of share repurchases under our Share Repurchase Program and $94 million of shares repurchased to settle tax withholdings related to the vesting of stock-based awards, partially offset by our earnings of $198 million and other comprehensive income of $86 million in the year, as well as activity related to employee stock plans of $70 million.

Overall pension funded status as of March 31, 2026 was 80% of estimated pension benefit obligation, an increase from 77% at March 31, 2025. Among our funded pension plans, our funded status as of March 31, 2026 was 110%, an increase from 103% at March 31, 2025.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents and our revolving credit facility will be sufficient to meet our anticipated operating cash needs, and to fund our planned capital investments, debt maturities and stock repurchases for at least the next twelve months. As of March 31, 2026, we had cash and cash equivalents of approximately $2.6 billion and approximately $2.2 billion in available borrowing capacity under our revolving credit facility.

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments and capital expenditures, and may include discretionary debt repayments, stock repurchases and business acquisitions. Our primary sources of liquidity include available cash and cash equivalents, cash from operations and proceeds obtained from long-term debt. Additionally, we have access to incremental liquidity, if needed, through borrowings under our revolving credit facility to manage our working capital and investment needs.

As part of our ongoing cash and commercial management strategy with customers and suppliers and as previously disclosed, our standard practice since the time of our spin-off from IBM is to actively manage our working capital, including accounts receivables and accounts payables. This includes optimizing payment terms and conditions, accelerating certain cash receipts (including through the sale of accounts receivables to third-party financial institutions as described under “Transfers of Financial Assets” below and in Note 1 to the consolidated financial statements) and delaying certain cash payments (including deferring vendor payments quarter to quarter, in certain cases beyond vendor payment terms), and undertaking other discretionary cash and working capital management initiatives. The magnitude of these practices (including deferrals) varies from period to period. The effects of these practices, including any impacts on our cash flows, have been and are reflected in our accounts payable, accounts receivable and operating cash flows, which are accounted for in accordance with U.S. GAAP, the material drivers of which are quantified below under “Cash Flow.” Our working capital and cash flows have also reflected the impact of accrued contract costs in certain periods due to the timing of vendor billings. We may, from time to time, revise or adapt our cash and working capital management practices as we deem appropriate.

Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are generally highest in our first quarter due to annual and biannual payments, such as for pre-paid software subscriptions and incentive payments. On a continuing basis, we consider various transactions to increase stockholder value and enhance our business results, including acquisitions and divestitures, stock repurchases, and productivity and other efficiency initiatives. These transactions may result in future cash proceeds or payments.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Year Ended March 31,
(Dollars in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$948	$942
Investing activities	(561)	(404)
Financing activities	457	(286)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(9)	(16)
Net change in cash, cash equivalents and restricted cash	$836	$235

Net cash provided by operating activities was $948 million in the year ended March 31, 2026, compared to $942 million in the year ended March 31, 2025, due to the year-over-year increase in net income of $214 million excluding the net gain/loss on asset sales and other, the cash flow effect of which is included in net cash used in investing activities. Receivables and deferred income partially offset the increase: current accounts receivable was lower by $200 million driven by the timing of collections in the prior year, and lease and other receivables was higher by $207 million driven by current-year lease transactions; and deferred income was higher by $195 million due to customer contract terms that enabled higher billings in the current year, as well as amortization outpacing new deferrals in the prior year. In addition, the decline in accounts payable of $93 million in the current period includes the impact of deferred vendor payments, which largely coincide with delayed receipts from customers.

Net cash used in investing activities was $561 million in the year ended March 31, 2026, compared to a net cash use of $404 million in the year ended March 31, 2025, due to cash provided by the sale of the SIS platform in the year ended March 31, 2025.

Net cash provided by financing activities totaled $457 million in the year ended March 31, 2026, compared to net cash used by financing activities of $286 million in the year ended March 31, 2025, mainly due to $1.0 billion of cash borrowed under our revolving credit agreement partially offset by share repurchases of $304 million under the Company’s Share Repurchase Program.

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

We have outstanding $700 million of fixed-rate notes that mature in October 2026. We intend to refinance these notes at a future date, subject to market conditions.

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

The total facility fees recorded by the Company for the Revolving Credit Agreement were $5 million and $5 million for the years ended March 31, 2026 and 2025, respectively. In February 2026, the Company borrowed $1 billion under the Revolving Credit Agreement, bearing an interest rate of 4.97%. The borrowing matures in August 2026 and may be refinanced utilizing the facility. The Company had approximately $2.2 billion of additional borrowing capacity remaining at March 31, 2026. Proceeds are intended to be used for working capital and other general corporate purposes, which may include repayment of indebtedness and acquisitions.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily accounts receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our accounts receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. At this time, the agreement will expire in April 2027. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell receivables. These agreements were first executed in June 2022 and subsequently amended to renew automatically every 18 months, unless either party elects not to extend. These facilities are committed for up to approximately $210 million as of March 31, 2026. In aggregate, we have committed facilities of up to approximately $810 million as of March 31, 2026.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $2.4 billion for the year ended March 31, 2026 and $3.2 billion for the year ended March 31, 2025. The fees associated with the transfers of receivables were $18 million for the year ended March 31, 2026 and $38 million for the year ended March 31, 2025. The year-to-year decline in the gross proceeds from sales of receivables was primarily due to a higher volume of intra-period factoring transactions in the prior period.

Of the receivables sold and derecognized from the Consolidated Balance Sheet, $0.9 billion, $1.0 billion and $1.1 billion remained uncollected from customers at March 31, 2026, 2025 and 2024, respectively. Overall, the declining balances of sold receivables have been primarily driven by factoring of receivables from pre-spin customer contracts that gave certain customers extended payment terms. As we have transitioned to new signings, including with existing customers, fewer customers have used extended payment terms, which has caused these balances in the aggregate to continue to decline.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at March 31, 2026 and 2025 were immaterial.

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

During the years ended March 31, 2026 and March 31, 2025, the Company repurchased 11.6 million and 2.6 million shares of its common stock, respectively, at an aggregate cost of $304 million and $94 million under the Share Repurchase Program, respectively. As of March 31, 2026, approximately $302 million of capacity remained available under the Share Repurchase Program.

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

At March 31, 2026 and March 31, 2025, we had no such off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. We do not have retained interests in assets transferred to unconsolidated entities or other material off-balance sheet interests or instruments.

At March 31, 2026, the Company’s material future contractual obligations were primarily related to leases, debt and pension liabilities. See Note 9 – Leases, Note 12 – Borrowings, Note 13 – Other Liabilities and Note 17 – Retirement-Related Benefits of Notes to the Company’s consolidated financial statements. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend its contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2026, we had short-term (April 2026 through March 2027), mid-term (April 2027 through March 2029) and long-term (April 2029 onward) purchase commitments in the amount of $0.2 billion, $0.4 billion and $0.3 billion, respectively.

Other Information

Signings

The following table presents the Company’s signings for the years ended March 31, 2026, 2025 and 2024.

	Year Ended March 31,
(Dollars in billions)	2026	2025	2024
Total signings	$13.5	$18.2	$12.5

Signings decreased $4.7 billion, or 26%, in the year ended March 31, 2026 compared to the Company’s strong signings performance during the year ended March 31, 2025, reflecting a record 55 contracts valued in excess of $50 million and a $1.8 billion signing, the largest signing in Kyndryl’s history as an independent company. Signings performance in the year ended March 31, 2026 was unfavorably impacted by lengthening sales cycles and evolving content from the Company’s former parent in the Company’s customer engagements. Signings increased $5.7 billion, or 46%, in the year ended March 31, 2025 compared to the year ended March 31, 2024, driven by growth in each of our four operating segments and spanning a broad range of industries.

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

Revenue Recognition

Application of U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether promised goods and services specified in an arrangement are separate performance obligations. In certain arrangements, revenue is recognized based on progress toward completion of the performance obligation using a cost-to-cost measure of progress. The estimation of future costs, which is updated as the project progresses, is complex and requires us to make judgments. Other significant judgments include determining whether we are acting as the principal in a transaction and whether separate contracts should be combined and considered part of one arrangement.

Revenue recognition is also impacted by our ability to determine when a contract is probable of collection and when to estimate variable consideration, including, for example, rebates, price concessions, service-level penalties and performance bonuses. We consider various factors when making these judgments, including a review of specific transactions, historical experience and market and economic conditions. Evaluations are conducted each quarter to assess the adequacy of the estimates.

Costs to Complete Service Contracts

During the contractual period, revenue, cost and profits may be impacted by estimates of the ultimate profitability of each contract, especially contracts for which we use cost-to-cost method to measure progress. The Company performs ongoing profitability analyses of its design-and-build services contracts accounted for using a cost-to-cost measure of progress to determine whether the latest estimates of revenues, costs and profits require updating. If at any time these estimates indicate that the contract will be unprofitable on a gross-margin basis, the entire estimated loss for the remainder of the contract is recorded immediately. For other types of services contracts, any losses are recorded as incurred. Key factors reviewed to estimate the future costs to complete each contract include future labor costs, product costs and expected productivity efficiencies.

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

Changes in the discount rate assumptions would impact the actuarial (gain)/loss amortization, service cost and interest cost components of the net periodic benefit cost calculation and the projected benefit obligation (“PBO”). If the average discount rate assumption for the non-U.S. defined benefit pension plans had increased or decreased by 25-basis-points from 4.31% on March 31, 2026, this would not result in a material change to pretax net periodic benefit cost recognized in fiscal 2027. Further changes in the discount rate assumptions would impact the PBO which, in turn, may impact our funding decisions if the PBO exceeds plan assets. A 25-basis-point increase or decrease in the discount rate would result in an approximate corresponding decrease or increase, respectively, of approximately $36 million in the Plans’ estimated PBO based upon March 31, 2026 data.

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

To the extent the outlook for long-term returns changes such that management changes its expected long-term return on plan assets assumption, a 25-basis-point increase or decrease in the expected long-term return on plan assets assumption would not have a material estimated decrease or increase on the following year’s pretax net periodic benefit cost (based upon plan assets at March 31, 2026 and expected contributions and benefit payments for fiscal 2027).

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

Income Taxes

Our income tax provisions are calculated based on Kyndryl’s operating footprint, as well as our tax return elections and assertions. Liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon management’s estimates and judgments regarding the resolution of tax positions, including tax authorities’ ability to assert the Company as the primary obligor for historical taxes, including those arising from pre‑spin or transitional periods, among other factors. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction including past operating results, estimates of future taxable income and the feasibility of ongoing tax planning strategies and actions. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact to income tax expense in the period in which such determination is made.

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

In conjunction with our annual review of goodwill for impairment, we prepared qualitative analysis as of January 1, 2026. Based on this analysis of the qualitative factors, quantitative tests were not required. See Note 11 – Intangible Assets Including Goodwill for further discussion.

Loss Contingencies

We are currently involved in various claims and legal proceedings. At least quarterly, we review the status of each significant matter and assess our potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to our pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our results of operations and financial position. Refer to Note 14 – Commitments and Contingencies in the consolidated financial statements in this report for additional information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies to the U.S. dollar affect our financial results and financial position. At March 31, 2026, currency changes resulted in assets and liabilities denominated in local currencies being translated into more dollars than the prior year. At March 31, 2025, currency changes resulted in assets and liabilities denominated in local currencies being translated into fewer dollars than the prior year. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. Large changes in currency exchange rates relative to our functional currencies could increase the costs of our services to customers relative to local competitors, thereby causing us to lose existing or potential customers. Currency movements impacted our year-to-year revenue growth. Based on the currency rate movements in the year ended March 31, 2026, total revenue was unchanged as reported and decreased 3 percent in constant currency versus the year ended March 31, 2025. For non-U.S. subsidiaries and branches that operate in U.S. dollars or whose economic environment is highly inflationary, translation adjustments are reflected in results of operations. Generally, we manage currency risk in these entities by linking prices and contracts to U.S. dollars.

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

To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of hypothetical changes in interest rates and currency exchange rates on market-sensitive instruments. The market values for interest and currency exchange risk are computed based on the present value of future cash flows as affected by the changes in rates that are attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest and foreign currency exchange rates in effect at March 31, 2026 and 2025. The differences in this comparison are the hypothetical losses associated with each type of risk.

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

The results of the sensitivity analysis at March 31, 2026 and 2025 are as follows:

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our fixed-rate and variable-rate debt obligations (See Note 12 – Borrowings in the accompanying Consolidated Financial Statements). A hypothetical 10 percent adverse change in the levels of interest rates, with all other variables held constant, would result in a $16 million and a $20 million impact in the fair value of our financial instruments at March 31, 2026 and 2025, respectively. A hypothetical 10 percent adverse change in the levels of interest rates would not be material to our consolidated results of operations or cash flow.

Currency Exchange Rate Risk

A hypothetical 10 percent adverse change in the levels of currency exchange rates relative to the U.S. dollar, with all other variables held constant, would result in a $77 million and a $26 million impact in the fair value of our financial instruments, primarily our cash, debt and derivatives, at March 31, 2026 and 2025, respectively.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Kyndryl Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Kyndryl Holdings, Inc. and its subsidiaries (the “Company”) as of March 31, 2026 and 2025, and the related consolidated statements of income, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended March 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because material weaknesses in internal control over financial reporting existed as of that date related to (i) the Company’s senior finance executives failing to set an appropriate tone at the top within the control environment component of the COSO framework, including a lack of transparency such that disclosure processes were impacted and lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as disclosure committee members; (ii) the Company not designing and maintaining effective controls to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company; and (iii) the Company not designing and maintaining effective controls regarding the internal investigation, escalation, and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2026 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

Revenue Recognition for Certain Services

As described in Notes 1 and 3 to the consolidated financial statements, the Company recorded total revenues of $15,092 million for the year ended March 31, 2026, of which a majority relates to services that are single performance obligations comprised of a series of distinct services. The Company offers services such as cloud managed services, application hosting and modernization, security and resiliency services, enterprise infrastructure services, digital workplace services, network services and distributed cloud services to support its customers through technological change. Revenue is recognized when, or as, control of a promised service transfers to a client, in an amount that reflects the consideration to which management expects to be entitled in exchange for transferring those services. If the consideration promised in a contract includes a variable amount, management estimates the amount to which it expects to be entitled using either the expected value or most likely amount method.

The principal considerations for our determination that performing procedures relating to revenue recognition for certain services is a critical audit matter is a high degree of auditor effort in performing procedures and evaluating the various sources of audit evidence related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating the Company’s accounting policies related to the recognition of revenue for services; (ii) testing revenue recognized for a sample of certain services revenue transactions by obtaining and inspecting source documents such as master services agreements, individual statements of work, invoices, and cash receipts; and (iii) confirming, on a sample basis, outstanding customer invoice balances as of year-end and, for confirmations not returned, obtaining and inspecting source documents, such as invoices and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP

New York, New York

May 29, 2026

We have served as the Company’s auditor since 2020.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED INCOME STATEMENT

(In millions, except per share amounts)

		Year Ended March 31,
	Notes	2026	2025	2024
Revenues	3	$15,092	$15,057	$16,052

Cost of services	3	$11,803	$11,914	$13,189
Selling, general and administrative expenses		2,654	2,591	2,773
Workforce rebalancing charges	18	60	114	138
Transaction-related costs (benefits)		41	(125)	(46)
Interest expense	12	89	100	122
Other expense (income)		32	27	45
Total costs and expenses		$14,678	$14,622	$16,221

Income (loss) before income taxes		$414	$435	$(168)
Provision for income taxes	5	$215	$184	$172
Net income (loss)		$198	$252	$(340)

Basic earnings (loss) per share	6	$0.87	$1.09	$(1.48)
Diluted earnings (loss) per share		0.85	1.05	(1.48)

Weighted-average basic shares outstanding	6	228.3	231.5	229.2
Weighted-average diluted shares outstanding		233.8	239.1	229.2

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

	Year Ended March 31,
	2026	2025	2024
Net income (loss)	$198	$252	$(340)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	127	(50)	(36)
Unrealized gains (losses) on net investment hedges	(75)	4	(11)
Total foreign currency translation adjustments	53	(46)	(47)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	2	(14)	22
Reclassification of (gains) losses to net income	(8)	11	(21)
Total unrealized gains (losses) on cash flow hedges	(6)	(2)	1
Retirement-related benefit plans:
Prior service (costs) credits	(34)	2	(3)
Net gains (losses) arising during the period	64	17	(56)
Curtailments and settlements	10	7	10
Amortization of prior service costs (credits)	2	—	1
Amortization of net (gains) losses	10	16	5
Total retirement-related benefit plans	53	42	(42)
Other comprehensive income (loss), before tax	100	(6)	(88)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(14)	(10)	6
Other comprehensive income (loss), net of tax	86	(16)	(82)
Total comprehensive income (loss)	$284	$236	$(423)

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amounts)

		March 31,
	Notes	2026	2025
Assets:
Current assets:
Cash and cash equivalents		$2,623	$1,786
Restricted cash		3	3
Accounts receivable (net of allowances for credit losses of $7 at March 31, 2026 and $13 at March 31, 2025)		1,300	1,345
Deferred costs (current portion)	3	1,166	1,009
Prepaid expenses and other current assets		436	446
Total current assets		$5,528	$4,589

Property and equipment, net	8	$2,517	$2,570
Operating right-of-use assets, net	9	853	731
Deferred costs (noncurrent portion)	3	1,880	1,040
Deferred taxes	5	240	204
Goodwill	11	786	790
Intangible assets, net	11	165	218
Pension assets	17	222	148
Other noncurrent assets		360	162
Total assets		$12,551	$10,452

Liabilities:
Current liabilities:
Accounts payable		$1,346	$1,351
Value-added tax and income tax liabilities		278	256
Current portion of long-term debt and short-term debt	12	1,796	129
Accrued compensation and benefits		463	652
Deferred income (current portion)	3	888	746
Operating lease liabilities (current portion)	9	265	274
Accrued contract costs		369	437
Other accrued expenses and liabilities	13	903	454
Total current liabilities		$6,307	$4,300

Long-term debt	12	$2,293	$3,042
Retirement and nonpension postretirement benefit obligations	17	490	483
Deferred income (noncurrent portion)	3	390	341
Operating lease liabilities (noncurrent portion)	9	602	511
Other noncurrent liabilities	13	1,176	443
Total liabilities		$11,259	$9,121
Commitments and contingencies	14

Equity:
Stockholders’ equity	15
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: March 31, 2026 – 244.4, March 31, 2025 – 238.2)		$4,701	$4,631
Accumulated deficit		(1,869)	(2,067)
Treasury stock, at cost (shares: March 31, 2026 – 21.7, March 31, 2025 – 7.5)		(582)	(184)
Accumulated other comprehensive income (loss)		(1,074)	(1,160)
Total stockholders’ equity before non-controlling interests		$1,175	$1,219
Non-controlling interests		117	113
Total equity		$1,293	$1,331
Total liabilities and equity		$12,551	$10,452

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$198	$252	$(340)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	762	660	834
Depreciation of right-of-use assets	289	327	319
Amortization of transition costs and prepaid software	1,239	1,278	1,256
Amortization of capitalized contract costs	458	420	531
Amortization of acquisition-related intangible assets	27	30	30
Stock-based compensation	64	100	95
Deferred taxes	(24)	(1)	(13)
Net (gain) loss on asset sales and other	115	(152)	43
Change in operating assets and liabilities:
Right-of-use assets and liabilities (excluding depreciation)	(330)	(314)	(335)
Workforce rebalancing liabilities	(19)	(25)	(38)
Current accounts receivable	84	284	(105)
Lease and other receivables	(212)	5	116
Accounts payable	(93)	(89)	(305)
Taxes	107	(1)	(2)
Deferred transition costs and prepaid software (excluding amortization)	(2,189)	(1,338)	(1,154)
Capitalized contract costs (excluding amortization)	(444)	(425)	(415)
Other assets and other liabilities	916	(71)	(63)
Net cash provided by operating activities	$948	$942	$454

Cash flows from investing activities:
Capital expenditures	$(608)	$(605)	$(651)
Proceeds from disposition of property and equipment	65	83	138
Acquisitions and divestitures, net of cash acquired	1	139	—
Other investing activities, net	(19)	(20)	(40)
Net cash used in investing activities	$(561)	$(404)	$(553)

Cash flows from financing activities:
Debt repayments	$(146)	$(148)	$(644)
Proceeds from borrowings under the revolving credit facility	1,000	—	—
Proceeds from issuance of debt, net of debt issuance costs	—	—	494
Common stock repurchases	(304)	(93)	—
Common stock repurchases for tax withholdings	(94)	(45)	(22)
Other financing activities, net	1	—	2
Net cash provided by (used in) financing activities	$457	$(286)	$(170)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(9)	$(16)	$(37)
Net change in cash, cash equivalents and restricted cash	$836	$235	$(306)

Cash, cash equivalents and restricted cash at beginning of period	$1,789	$1,554	$1,860
Cash, cash equivalents and restricted cash at end of period	$2,626	$1,789	$1,554

Supplemental data:
Income taxes paid, net of refunds received	$151	$149	$191
Interest paid on debt	$115	$119	$118

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – March 31, 2023	227.7	$4,428	$(1,062)	$(23)	$(1,978)	$97	$1,462
Net income (loss)					(340)		(340)
Other comprehensive income (loss), net of tax			(82)				(82)
Activity related to employee stock plans	4.1	95					95
Purchases of treasury stock	(1.4)			(22)			(22)
Changes in non-controlling interests						10	10
Equity – March 31, 2024	230.4	$4,524	$(1,145)	$(45)	$(2,319)	$107	$1,122
Net income					252		252
Other comprehensive income (loss), net of tax			(16)				(16)
Activity related to employee stock plans	4.5	107					107
Purchases of treasury stock	(4.2)			(139)			(139)
Changes in non-controlling interests						6	6
Equity – March 31, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331
Net income					198		198
Other comprehensive income (loss), net of tax			86				86
Activity related to employee stock plans	6.3	70					70
Purchases of treasury stock	(14.2)			(398)			(398)
Changes in non-controlling interests						5	5
Equity – March 31, 2026	222.7	$4,701	$(1,074)	$(582)	$(1,869)	$117	$1,293

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

We offer services across a number of areas of expertise, such as cloud services, core enterprise services, applications, data and artificial intelligence services, digital workplace services, security and resiliency services and network and edge services as we continue to support our customers through technological change. Our services enable us to modernize and manage cloud, on-premises and hybrid IT environments as “one” for our customers, enabling them to scale seamlessly. To deliver these services, we rely on our global team of skilled practitioners.

Kyndryl was formed in November 2021 from a spin-off (the “Separation,” the “Spin-off” or “spin”) from International Business Machines Corporation (“IBM” or “former Parent”) of the infrastructure services unit of IBM’s Global Technology Services segment.

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

The Company’s standard billing terms are that payment is due upon receipt of invoice, payable within 30 days. Invoices are generally issued as services are rendered and/or as control transfers, either at monthly or quarterly intervals or upon achievement of contractual milestones. In some services contracts, the Company bills the client prior to recognizing revenue from performing the services. In these cases, deferred income is presented in the Consolidated Balance Sheet. In other services contracts, the Company performs the services prior to billing the client. When the Company performs services prior to billing the client, the right to consideration is typically subject to milestone completion or client acceptance, and the amount is recorded as a contract asset. Contract assets are generally classified as current and are recorded on a net basis with deferred income (i.e., contract liabilities) at the contract level. The Company’s rights to consideration are presented separately depending on whether those rights are conditional or unconditional. Conditional contract assets are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. Unconditional contract assets (“unbilled accounts receivable”) are included in Accounts receivable and Other noncurrent assets in the Consolidated Balance Sheet. Refer to Note 3 – Revenue Recognition for contract assets for the periods presented.

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

Lessor Revenue

Our service contracts may contain embedded leases for assets used to fulfill our obligations. A contract contains an embedded lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Our embedded leases are recognized as either sales-type or operating leases. For sales-type leases, revenue and cost are recognized upon commencement of the lease in Revenue and Cost of services on the Consolidated Income Statement, respectively. Lease income from operating leases is recognized straight-line over the lease term and recorded as Revenue on the Consolidated Income Statement. Where a contract contains an embedded lease, the contract’s transaction price is allocated to the contract performance obligations and the lease component based upon the relative standalone selling price.

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

Cost of Services

Recurring operating costs for services contracts are recognized as incurred. Certain eligible, nonrecurring costs (i.e., setup costs) incurred in the initial phases of outsourcing contracts and other cloud-based services contracts, are capitalized when the costs relate directly to the contract, the costs generate or enhance resources of the Company that will be used in satisfying the performance obligation in the future and the costs are expected to be recovered. These costs consist of transition and setup costs related to the installation of systems and processes and other deferred fulfillment costs, including deferred software cost (e.g., committed multi-year, on-premises software purchases). Deferred costs to fulfill contracts also include prepaid assets used in services contracts (e.g., prepaid hardware maintenance). Capitalized costs are amortized on a straight-line basis over the expected period of benefit, which approximates the pattern of transfer to the client of the services to which the asset relates and includes anticipated contract renewals or extensions. Additionally, fixed assets associated with these contracts are capitalized and depreciated on a straight-line basis over the expected useful life of the asset and recorded in cost of sales. If an asset is contract-specific and cannot be repurposed, then the depreciation period is the shorter of the useful life of the asset or the contract term. The Company performs periodic reviews to assess the recoverability of deferred contract transition and setup costs. If the carrying amount is deemed not recoverable, an impairment loss is recognized. Refer to Note 3 – Revenue Recognition for the deferred costs to fulfill contracts for the periods presented.

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

Expense and Other (Income)

Selling, General and Administrative Expenses

Selling, general and administrative expense (“SG&A”) is charged to income as incurred, except for certain sales commissions, which are capitalized and amortized. For further information regarding capitalizing sales commissions, see “Incremental Costs of Obtaining a Contract” above. Expenses of promoting and selling services are classified as selling expense and, in addition to sales commissions, include such items as compensation, advertising and travel. General and administrative expense includes such items as compensation, legal costs, office supplies, non-income taxes, insurance and office rental. In addition, general and administrative expense includes other operating items such as allowance for credit losses, amortization of certain intangible assets and research, development and engineering (“RD&E”) costs. Total RD&E costs were $57 million, $49 million, and $58 million for the years ended March 31, 2026, 2025 and 2024, respectively.

Advertising and promotional costs are expensed as incurred. Advertising and promotional expense, which includes media, agency and promotional expense directly incurred by the Company was $69 million, $83 million, and $115 million for the years ended March 31, 2026, 2025 and 2024, respectively. Advertising and promotional costs are recorded in SG&A in the Consolidated Income Statement.

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

Net periodic benefit cost of defined benefit pension and nonpension postretirement benefit plans is recorded in the Consolidated Income Statement and includes service cost, interest cost, expected return on plan assets, amortization of prior service costs (credits) and actuarial (gains) losses previously recognized as a component of other comprehensive income (loss) (“OCI”). The service cost component of net benefit cost is recorded in Cost of services and SG&A in the Consolidated Income Statement (unless eligible for capitalization) based on the employees’ respective functions. The other components of net benefit cost are presented separately from service cost within Other expense (income) in the Consolidated Income Statement.

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

Stock-Based Compensation

Stock-based compensation expense represents the cost related to stock-based awards granted to employees under Kyndryl’s stock-based compensation plan (the “Kyndryl Plan”). The Company establishes stock-based compensation values at the grant date, based on the estimated fair value of the award and recognizes the cost on a straight-line basis (net of actual forfeitures) over the requisite employee service period. Kyndryl grants the Company’s employees Restricted Stock Units (RSUs), market-conditioned stock units, performance-conditioned stock units and stock options. RSUs are stock units granted to employees that entitle the holder to shares of Kyndryl common stock as the award vests, typically over a one- to four-year period. Market-conditioned stock units are granted to employees with vesting conditions based on the Company’s achievement of a market condition and are cliff vested at the end of the three-year service period. Performance-conditioned stock units are granted to employees with vesting conditions based on the attainment of operational targets (e.g., signings and free cash flows) and are cliff vested at the end of the three-year performance period. Certain performance-conditioned stock units are also subject to a market condition such that the actual number of shares that vest at the end of the respective three-year performance period is determined based on the Company’s achievement of operational targets and market condition over the same three-year performance period. Stock options are vested over a one- to four-year period and have a ten-year contractual term. As of March 31, 2026, 47.9 million shares of common stock have been approved to be granted to employees under the Kyndryl Plan. Dividend equivalents are not paid on the stock-based awards described above.

The fair value of the RSUs is determined on the grant date based on Kyndryl’s stock price, adjusted for the exclusion of dividend equivalents where applicable. The fair value of market-conditioned stock units is determined on the date of grant using a Monte Carlo simulation model which estimates the probability of satisfying market conditions. The fair value of the performance-conditioned stock units is determined on the grant date based on Kyndryl’s stock price and subsequently adjusted based upon the probability of attainment. For awards with both a performance and a market condition, the fair value of each stock unit is determined on the date of grant using a Monte-Carlo simulation model, and subsequently adjusted based upon the probability of attainment of operational targets. The fair value of stock options is determined on the grant date using a Black-Scholes model. Stock-based compensation cost is recorded in Cost of services and SG&A in the Consolidated Income Statement based upon the employees’ respective functions.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily accounts receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our accounts receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. At this time, the agreement will expire in April 2027. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell receivables. These agreements were first executed in June 2022 and subsequently amended to renew automatically every 18 months, unless either party elects not to extend.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties were $2.4 billion, $3.2 billion, and $3.6 billion for the years ended March 31, 2026, 2025 and 2024, respectively. Of the receivables sold and derecognized from the Consolidated Balance Sheet, $0.9 billion, $1.0 billion and $1.1 billion remained uncollected from customers at March 31, 2026, 2025 and 2024, respectively. The fees associated with the transfers of receivables were $18 million, $38 million, and $49 million for the years ended March 31, 2026, 2025 and 2024, respectively.

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

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as Accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at March 31, 2026 and March 31, 2025 were immaterial.

Leases

When entering into a procurement contract, the Company determines whether an arrangement contains a lease at its inception. As part of that evaluation, the Company considers whether there is an implicitly or explicitly identified asset in the arrangement and whether the Company, as the lessee, has the right to control the use of that asset. Leases are classified as either finance leases or operating leases.

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

Operating leases are included in Operating right-of-use assets net and Operating lease liabilities (current and noncurrent) in the Consolidated Balance Sheet. Finance leases are included in Property and equipment, Current portion of long-term debt and short-term debt, and Long-term debt in the Consolidated Balance Sheet. The lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

Transaction-Related Costs

The Company classifies certain expenses and benefits related to the Separation, acquisitions and divestitures as Transaction-related costs (benefits) in the Consolidated Income Statement. Transaction-related costs include gains or losses, employee retention expenses, information technology costs, marketing expenses to establish the Kyndryl brand, legal, accounting, consulting and other professional service costs, costs and benefits resulting from settlements with our former Parent associated with pre-Separation and Separation-related matters, and other costs related to contract and supplier novation and integration, associated with acquisitions, divestitures or the Separation.

Workforce Rebalancing and Site-Rationalization Charges

The Company has incurred workforce rebalancing charges, charges related to ceasing to use leased and owned fixed assets and charges related to lease terminations. We record a liability for employee termination benefits either when it is probable that an employee is entitled to it and the amount of the benefits can be reasonably estimated or when management has communicated the termination plan to employees. Workforce rebalancing charges are recorded as a separate line on the Consolidated Income Statement. Charges related to ceasing to use leased assets and owned fixed assets and charges related to lease terminations are recognized as cost of services or selling, general and administrative expenses based on our classification policy for each category. Refer to Note 18 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

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

We compute depreciation expense on a straight-line method over the estimated useful lives of the assets as follows:

Classification	Estimated Useful Life
Buildings	30 to 50 years
Land improvements	20 years
Leasehold improvements(1)	Estimated useful life or term of lease
Office and other equipment	2 to 20 years
Information technology equipment (acquired as used)(2)	3 to 4 years
Information technology equipment (acquired as new)(3)	6 years

(1) Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, rarely exceeding 10 years.

(2) Extended from one and a half to three years to three to four years effective April 1, 2025. The impact of this change was not material.
(3) Extended from five to six years effective April 1, 2024.

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

The Company recognizes additional tax liabilities when the Company believes that certain positions may not be fully sustained upon review by tax authorities. Benefits from tax positions are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Unrecognized tax benefits are generally recorded as liabilities; however, to the extent they relate to tax attributes such as net operating loss or tax credit carryforwards, they are recorded as reductions to the related deferred tax assets. The noncurrent portion of tax liabilities is included in Other noncurrent liabilities in the Consolidated Balance Sheet. To the extent that new information becomes available which causes the Company to change its judgment regarding the adequacy of existing tax liabilities or reductions to deferred tax assets, such changes will impact income tax expense in the period in which such determination is made. Interest and penalties, if any, related to accrued liabilities for potential tax assessments are included in income tax expense.

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

Standards Implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, which is intended to enhance the transparency and usefulness of income tax disclosures through improved reporting related to the rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted the guidance prospectively for the fiscal year ended March 31, 2026. For additional information, see Note 5 – Taxes.

Recent Pronouncements

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

At March 31, 2026, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $32.8 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the next two years, approximately 37 percent in the subsequent three years, and the balance thereafter.

Revenue Recognized for Performance Obligations Satisfied (or Partially Satisfied) in Prior Periods

For the year ended March 31, 2026, revenue increased by $40 million for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Contract Balances

The following table provides information about receivables, contract assets and deferred income balances:

	At March 31,
(Dollars in millions)	2026	2025
Assets
Accounts receivable (net of allowances for credit losses of $7 at March 31, 2026 and $13 at March 31, 2025)(1)	$1,300	$1,345
Long-term accounts receivable(2)	80	15
Sales-type leases receivable	156	—
Contract assets(3)	44	50
Total	$1,580	$1,410
Liabilities
Deferred income (current)	$888	$746
Deferred income (noncurrent)	390	341
Total	$1,279	$1,087
(1)	Including unbilled receivable balances of $431 million at March 31, 2026 and $425 million at March 31, 2025.
(2)	Long-term accounts receivable included unbilled receivable balances of $46 million and immaterial at March 31, 2026 and 2025, respectively, and is included within Other noncurrent assets in the Consolidated Balance Sheet.
(3)	Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within Prepaid expenses and other current assets in the Consolidated Balance Sheet.

The change in deferred income is primarily driven by the timing difference of invoice billing and revenue recognition. The amount of revenue recognized during the year ended March 31, 2026 that was included within the deferred income balance at March 31, 2025 was $714 million.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Beginning balance	$13	$22	$32
Additions (releases)	6	(7)	4
Write-offs	(13)	(1)	(4)
Other*	1	(1)	(9)
Ending balance	$7	$13	$22

* Primarily represents translation adjustments.

The allowance for expected credit losses of long-term accounts receivable, sales-type leases receivable, and contract assets was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the years ended March 31, 2026, 2025 and 2024. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of March 31, 2026 and 2025.

Deferred Costs

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at March 31, 2026 and 2025:

	At March 31,
(Dollars in millions)	2026	2025
Deferred transition costs	$761	$697
Prepaid software costs*	1,809	876
Capitalized costs to fulfill contracts	208	195
Capitalized costs to obtain contracts	268	281
Total deferred costs†	$3,046	$2,049

* Prepaid software costs include deferred costs for committed multi-year, on-premises software purchase contracts.

† Of the total deferred costs, $1,166 million was current and $1,880 million was noncurrent at March 31, 2026, and $1,009 million was current and $1,040 million was noncurrent at March 31, 2025.

The amount of total deferred costs amortized during the year ended March 31, 2026 was $1.7 billion, composed of $238 million of amortization of deferred transition costs, $1,001 million of amortization of prepaid software costs and $458 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended March 31, 2025 was $1.7 billion, composed of $291 million of amortization of deferred transition costs, $986 million of amortization of prepaid software costs and $420 million of amortization of capitalized contract costs. The amount of total deferred costs amortized during the year ended March 31, 2024 was $1.8 billion, composed of $335 million of amortization of deferred transition costs, $921 million of amortization of prepaid software costs and $531 million of amortization of capitalized contract costs. There were no material impairment losses incurred in any period. Refer to Note 1 – Significant Accounting Policies for additional information on deferred costs to fulfill a contract and capitalized costs of obtaining a contract.

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

Strategic Markets: This reportable segment is comprised of our operations in all other countries in which we operate, which includes countries in regions such as Latin America, Benelux, ASEAN, and Australia / New Zealand.

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

The following tables reflect the results of the Company’s segments:

	Year Ended March 31, 2026
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$3,784	$2,284	$5,399	$3,625	$15,092
Cost of service, excluding depreciation and amortization(1)	(2,349)	(1,441)	(3,659)	(2,373)	(9,822)
Selling, general and administrative expenses, excluding depreciation and amortization(1)	(581)	(342)	(888)	(614)	(2,425)
Other items(2)	(19)	(15)	(17)	(16)	(68)
Segment adjusted EBITDA	$835	$486	$834	$622	$2,777

	Year Ended March 31, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$3,876	$2,358	$5,206	$3,617	$15,057
Cost of service, excluding depreciation and amortization(1)	(2,476)	(1,613)	(3,471)	(2,405)	(9,964)
Selling, general and administrative expenses, excluding depreciation and amortization(1)	(638)	(343)	(831)	(561)	(2,372)
Other items(2)	(37)	(13)	(19)	(46)	(115)
Segment adjusted EBITDA	$725	$390	$886	$606	$2,606

	Year Ended March 31, 2024
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets(3)	Markets(3)	Segments
Revenue	$4,295	$2,344	$5,479	$3,934	$16,052
Cost of service, excluding depreciation and amortization(1)	(2,778)	(1,651)	(3,957)	(2,720)	(11,106)
Selling, general and administrative expenses, excluding depreciation and amortization(1)	(735)	(322)	(847)	(577)	(2,480)
Other items(2)	(2)	(9)	2	4	(5)
Segment adjusted EBITDA	$781	$361	$677	$642	$2,461
(1)	Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.
(2)	Other items include workforce rebalancing charges incurred subsequent to March 31, 2024 and other expense (income).
(3)	Effective June 1, 2024, the Company made a minor change to its geographic reportable segments to reflect how it manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. Historical fiscal 2024 segment information was recast to reflect this change in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Segment adjusted EBITDA	$2,777	$2,606	$2,461
Workforce rebalancing charges incurred prior to March 31, 2024	—	—	(138)
Charges related to ceasing to use leased/fixed assets and lease terminations	—	(48)	(39)
Transaction-related (costs) benefits	(41)	125	46
Stock-based compensation expense	(64)	(100)	(95)
Interest expense	(89)	(100)	(122)
Depreciation of property, equipment and capitalized software	(762)	(660)	(834)
Amortization expense	(1,266)	(1,308)	(1,287)
Corporate expense not allocated to the segments	(105)	(90)	(95)
Other adjustments*	(36)	10	(68)
Pretax income (loss)	$414	$435	$(168)

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

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Revenue*
United States	$3,784	$3,876	$4,295
Japan	2,284	2,358	2,344
Other countries	9,024	8,823	9,413
Total revenue	$15,092	$15,057	$16,052
*	Revenues are attributed to countries based on the location of the client and exclude certain allocations.

	At March 31,
(Dollars in millions)	2026	2025
Property and equipment, net
United States*	$877	$883
Other countries	1,640	1,687
Total property and equipment, net	$2,517	$2,570

Operating right-of-use assets, net
United States*	$179	$134
Belgium	87	92
France	84	81
Italy	82	76
Other countries	420	349
Total operating right-of-use assets, net	$853	$731

*       Includes corporate and other.

NOTE 5. TAXES

Income (loss) before income taxes by geography was as follows:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Income (loss) before income taxes:
U.S. operations	$(54)	$(158)	$(678)
Non-U.S. operations	468	593	510
Total income (loss) before income taxes	$414	$435	$(168)

The components of the provision for income taxes by taxing jurisdiction were as follows:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
U.S. federal:
Current	$—	$1	$39
Deferred	(2)	(18)	(10)
	$(2)	$(17)	$29
U.S. state and local:
Current	$1	$4	$2
Deferred	—	2	1
	$1	$6	$3
Non-U.S.:
Current	$238	$177	$142
Deferred	(22)	18	(2)
	$216	$195	$140
Total provision for income taxes	$215	$184	$172

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 is as follows:

	Year Ended March 31,
	2026
	Adjusted
(Dollars in millions)	Amount	Percent
U.S. federal statutory tax rate	$87	21.0%
State and local income taxes, net of federal income tax effect*	1	0.2%
Foreign tax effects:
Argentina
Changes in valuation allowances	13	3.2%
Other	(12)	(2.9)%
Australia
Changes in valuation allowances	(21)	(5.0)%
Other	2	0.5%
Brazil
Changes in valuation allowances	(18)	(4.3)%
Other	(4)	(1.0)%
Colombia	10	2.4%
Denmark
Changes in valuation allowances	(11)	(2.7)%
Other	1	0.2%
Germany
Changes in valuation allowances	(21)	(5.1)%
Other	(3)	(0.7)%
India	17	4.1%
Japan	15	3.6%
Peru
Withholding taxes	9	2.2%
Other	7	1.7%
Other foreign jurisdictions	(1)	(0.2)%
Effect of cross-border tax laws:
Branch income	21	5.1%
Other	5	1.2%
Tax credits:
Foreign tax credits	(55)	(13.3)%
Other	(2)	(0.5)%
Changes in valuation allowances	133	32.3%
Nontaxable or nondeductible items:
Equity-based compensation	(11)	(2.7)%
Other	2	0.5%
Changes in unrecognized tax benefits	51	12.3%
Effective tax rate	$215	52.1%
*	The states that contribute to the majority (greater than 50%) of the tax effect in this category include New York, California, New Jersey, Illinois, Georgia, and Texas.

A reconciliation of the statutory U.S. federal tax rate to the Company’s effective tax rate from continuing operations for the years ended March 31, 2025 and 2024, prior to the adoption of ASU 2023-09 is as follows:

	Year Ended March 31,
	2025	2024
Statutory rate	21.0%	21.0%
Tax differential on foreign income	4.5%	(17.4)%
State and local taxes	0.7%	17.8%
Valuation allowances	(4.1)%	(67.7)%
Reserves for uncertain tax positions	14.2%	(7.8)%
Global Intangible Low-Taxed Income (GILTI)	1.5%	—%
Undistributed foreign earnings	(2.5)%	2.2%
Impact of foreign operations	20.9%	(43.6)%
Basis adjustment	—%	(6.2)%
Tax credits	(13.1)%	28.7%
Return to provision	(3.1)%	(19.3)%
Nondeductible items	1.9%	(8.6)%
Other	—%	(1.4)%
Effective tax rate	41.9%	(102.2)%

The provision for income taxes for the year ended March 31, 2026 was $215 million as compared to $184 million for the year ended March 31, 2025. The increase in income tax expense was primarily driven by the increase in unrecognized tax benefits and foreign taxes, partially offset by the release of valuation allowances. The provision for income taxes for the year ended March 31, 2025 was $184 million as compared to $172 million for the year ended March 31, 2024. The increase in income tax expense between 2024 and 2025 was primarily driven by an increase in pretax income.

The Company’s effective tax rate for the year ended March 31, 2026 was higher than the Company’s statutory tax rate primarily due to uncertain tax positions and taxes on foreign operations. The Company’s effective tax rate for the year ended March 31, 2025 was higher than the Company’s statutory tax rate primarily due to the Company’s pretax income in fiscal year 2025, compared to a pretax loss in fiscal year 2024. The Company’s effective tax rate for the year ended March 31, 2024 was lower (more negative) than the Company’s statutory tax rate primarily due to the Company’s pretax loss being significantly lower in fiscal year 2024 and current year losses not benefitted due to the existing valuation allowances. The Organization for Economic Cooperation and Development’s Pillar Two rules, effective beginning in fiscal year 2025, did not significantly affect the Company’s tax rate or cash flows for the years ending March 31, 2026 and 2025.

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

The following table summarizes the income taxes paid by jurisdiction, prepared in accordance with the disclosure requirements of ASU 2023-09, for the year ended March 31, 2026.

Year Ended March 31,
(Dollars in millions)	2026
Cash paid during the period for income taxes, net of refunds:
Federal	$1
State and local	4
Foreign:
Colombia	11
Germany	8
India	35
Japan	23
Netherlands	8
Peru	15
Spain	10
All other foreign	36
Total cash paid for taxes	$151

The tax effects of temporary differences that give rise to significant portions of the deferred taxes were as follows:

	March 31,
(Dollars in millions)	2026	2025
Deferred tax assets
Retirement benefits	$103	$106
Leases	253	253
Stock-based and other compensation	45	75
U.S. tax loss/credit carryforwards	676	520
Deferred income	58	38
Foreign tax loss/credit carryforwards	29	75
Allowance for credit losses	4	9
Goodwill and intangible assets	49	61
Workforce rebalancing charges	2	8
Limitation on deductibility of interest	106	88
Accruals	109	99
Other	24	52
Gross deferred tax assets	$1,458	$1,384
Less: valuation allowance	(782)	(749)
Net deferred tax assets	$676	$634

Deferred tax liabilities
Fixed assets and depreciation	$125	$97
Leases and right-of-use assets	255	242
Undistributed foreign earnings	7	5
Deferred transition costs	127	121
Prepaids	3	2
Other	3	15
Gross deferred tax liabilities	$520	$482

As of March 31, 2026, the Company had tax-effected U.S. and foreign net operating loss/credit carryforwards deferred tax assets of $676 million and $29 million, respectively. As of March 31, 2025, the Company had tax-effected U.S. and foreign net operating loss/credit carryforwards deferred tax assets of $520 million and $75 million, respectively. If not utilized, the U.S. state and foreign net operating loss carryforwards will begin to expire in 2027. The

U.S. federal net operating losses incurred post 2017 can be carried forward indefinitely. Certain of our acquired U.S. net operating losses and general business credits are subject to limitations under IRC Section 382 and will begin to expire in 2029.

The valuation allowances as of March 31, 2026 and 2025 were $782 million and $749 million, respectively. The increase in valuation allowances from March 31, 2025 to March 31, 2026 was $33 million. The change in valuation allowances primarily reflects an increase in the U.S. due to net operating losses and current-year tax credit carryforwards generated, which are not more likely than not to be realized, offset by the release and reduction in the valuation allowance for certain foreign jurisdictions resulting from the refinement of certain tax positions. Estimates of future taxable income could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Balance at beginning of period	$168	$108	$104
Additions based on tax positions related to the current year	64	35	36
Additions for tax positions of prior years	71	28	—
Reductions for tax positions of prior years (including impacts due to a lapse of statute)	(9)	(3)	(32)
Balance at end of period	$294	$168	$108

Liabilities related to unrecognized tax benefits for which the Company is liable are reported within the Consolidated Balance Sheet based upon tax authorities’ ability to assert the Company may be the primary obligor for historical taxes, among other factors.

With limited exceptions, the Company is generally subject to income tax audits for tax years subsequent to Separation, including in the U.S., Germany, Japan and Spain. Pursuant to the terms of the Separation, any tax liabilities attributable to the tax period (or portion thereof) ending on or before November 3, 2021, are generally not the Company’s liability. During the year ended March 31, 2026, the Company recorded refinements to certain tax reserves related to prior periods based on new information obtained and updated analyses performed during the year, including evolving interpretations and assessments of technical tax matters. These adjustments reflect refinements to management’s prior estimates using information that was not reasonably knowable or readily accessible at the time the original amounts were recorded. While the Company does not expect material changes in unrecognized tax benefits within the next twelve months, this assessment could change subject to future developments such as the result of audit developments and settlement discussions. Interest and penalties related to income tax liabilities are included in income tax expense. During the year ended March 31, 2026, the Company recognized $7 million in interest expense and penalties. The Company had $24 million for interest and penalties accrued at March 31, 2026.

Pursuant to the terms of the Separation, there were certain tax refunds related to estimated tax payments and refundable value-added taxes for which we would have been required to reimburse our former Parent as the refunds were received, as well as certain tax benefits related to net operating losses that were transferred to the Company for which we would have been required to pay to our former Parent as the tax benefits were realized. In addition, our former Parent had obligations to indemnify the Company for tax liabilities attributable to tax periods (or portions thereof) ending on or before November 3, 2021. During fiscal year 2025, an agreement was executed with our former Parent that resolved, with limited exceptions, both parties’ obligations related to the Separation. The agreement did not have a material impact on the Company’s financial statements.

As of March 31, 2026, with the exception of a certain subsidiary’s earnings, the Company’s undistributed earnings were not indefinitely reinvested. Accordingly, the Company recorded a deferred tax liability of $7 million for the estimated taxes associated with the repatriation of these earnings. The Company intends to repatriate certain foreign earnings that have been taxed in the U.S. and undistributed earnings to the extent the foreign earnings are not restricted by local laws and can be accessed in a cost-effective manner. With respect to the undistributed earnings of a certain foreign subsidiary which are permanently reinvested, the Company estimates that the amount of the deferred tax liability related to these earnings is approximately $22 million, although this amount could vary due to the complexity and variability of the assumptions required to assess the amount and timing of future repatriations.

NOTE 6. EARNINGS PER SHARE

We did not declare any stock dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the years ended March 31, 2026, 2025 and 2024.

	Year Ended March 31,
(In millions, except per share amounts)	2026	2025	2024
Net income (loss) on which basic and diluted earnings per share is calculated	$198	$252	$(340)

Number of shares on which basic earnings (loss) per share is calculated	228.3	231.5	229.2
Dilutive effect of stock options and equity awards	5.5	7.7	—
Number of shares on which diluted earnings (loss) per share is calculated	233.8	239.1	229.2

Basic earnings (loss) per share	$0.87	$1.09	$(1.48)
Diluted earnings (loss) per share	0.85	1.05	(1.48)

For the year ended March 31, 2024, the number of shares on which basic and diluted earnings (loss) per share is calculated was the same as a result of the net loss incurred in the period. The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Year Ended March 31,
(In millions)	2026	2025	2024
Nonvested restricted stock units	2.4	0.6	8.8
Nonvested performance-conditioned stock units	2.9	4.2	3.0
Nonvested market-conditioned stock units	0.2	0.7	2.7
Stock options issued and outstanding	0.7	—	3.6
Total	6.2	5.5	18.1

NOTE 7. FINANCIAL ASSETS AND LIABILITIES

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at March 31, 2026 and 2025.

	Fair Value
	Hierarchy	At March 31, 2026			At March 31, 2025
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$8	$68	$(60)	$6	$29	$(23)
Cross-currency swap contracts	2	41	13	28	12	11	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	3	4	(1)	27	2	25
Total		$53	$85	$(32)	$45	$43	$2

The gross balances of derivative assets, including accrued interest, are contained within Prepaid expenses and other current assets and Other noncurrent assets, and the gross balances of derivative liabilities are contained within

Other accrued expenses and liabilities, or Other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at March 31, 2026 and 2025. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balance of these time deposits with maturities of 90 days or less contained within Cash and cash equivalents in the Consolidated Balance Sheet at March 31, 2026 and 2025 was $1.7 billion and $765 million, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. See Note 12 – Borrowings for additional information. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.9 billion and $2.9 billion as of March 31, 2026 and 2025, respectively. The debt had an estimated fair value of $3.6 billion and $2.7 billion as of March 31, 2026 and 2025, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At March 31, 2026			At March 31, 2025
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$402	$—	$402	$357	$—	$357
Net investment hedges	749	500	1,249	1,485	500	1,985
Derivatives not designated as hedging instruments	$620	$—	$620	$1,148	$—	$1,148

The notional amounts of derivative instruments do not necessarily represent the amounts exchanged by the Company with third parties and are not necessarily a direct measure of the financial exposure.

Derivatives Designated as Hedging Instruments

Cash Flow Hedges

The Company has foreign exchange derivative financial instruments designated as cash flow hedges to manage the volatility of cash flows that relate to operating expenses and intercompany payments for royalties denominated in certain currencies. At March 31, 2026, the maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At March 31, 2026 and 2025, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At March 31, 2026 and 2025, in connection with cash flow hedges of foreign currency transactions, the Company had unrealized losses of $7 million and unrealized losses of $1 million (each before taxes), respectively, in AOCI. The Company estimates that $7 million (before taxes) of deferred net losses on derivatives in AOCI at March 31, 2026 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Net Investment Hedges

The Company has entered into and designated cross-currency interest rate swap contracts and currency forward contracts as net investment hedges to mitigate foreign exchange exposure related to net investments. Under the terms of the cross-currency swaps, the Company makes fixed-rate payments in foreign currencies and receives fixed-rate amounts in U.S. dollars, with the exchange of the underlying notional amounts at maturity whereby the Company will receive U.S. dollars and pay foreign currencies at exchange rates which are determined at contract inception. Under the terms of the currency forward contracts, the Company commits to sell the local currency of certain subsidiaries in exchange for U.S. dollars at specified forward rates. At March 31, 2026, the maximum remaining length of time over which the Company has hedged its exposure is approximately eight years. At March 31, 2026 and 2025, the weighted-average remaining maturity of these instruments was approximately three years. At March 31, 2026 and 2025, the Company had unrealized losses of $81 million and unrealized losses of $6 million (each before taxes), respectively, in AOCI related to net investment hedges. As of March 31, 2026, $39 million of these unrealized losses relate to settled instruments.

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

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Gain (Loss) Recognized in Consolidated Income Statement
	and Other Comprehensive Income
	Year Ended March 31,
(Dollars in millions)	2026	2025	2024

Derivative instruments in cash flow hedges:	Recognized in OCI
Foreign exchange contracts	$2	$(14)	$22
Derivative instruments in net investment hedges:
Cross-currency swaps	$28	$10	$(11)
Foreign exchange contracts	(103)	(5)	—
Total	$(73)	$(9)	$11

		Gain (Loss) Recognized in Consolidated Income Statement
		and Other Comprehensive Income
					Amounts Excluded from
	Consolidated	Reclassified from AOCI			Effectiveness Testing
	Income Statement	Year Ended March 31,			Year Ended March 31,
(Dollars in millions)	Line Item	2026	2025	2024	2026	2025	2024
Derivative instruments in cash flow hedges:
Foreign exchange contracts	Cost of services	$(2)	$(11)	$21	$—	$—	$—
	Other expense	11	—	—	—	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	Interest expenses	—	—	—	12	12	1
Foreign exchange contracts	Interest expenses	—	—	—	26	10	—
Total	Total	$8	$(11)	$21	$37	$22	$1

For the years ended March 31, 2026, 2025 and 2024, there were no gains or losses excluded from the assessment of hedge effectiveness for cash flow hedges. For the year ended March 31, 2026, the gains or losses due to underlying exposure that did not occur or was not expected to occur were immaterial. For years ended March 31, 2025 and 2024, there were no such gains or losses.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

		Gain (Loss) Recognized in Consolidated Income Statement
	Consolidated
	Income Statement	Year Ended March 31,
(Dollars in millions)	Line Item	2026	2025	2024

Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	Other expense (income)	$5	$(15)	$(48)
Total		$5	$(15)	$(48)

For the years ended March 31, 2026, 2025 and 2024, our net expense (income) included losses of $37 million, $1 million, and $14 million (each before taxes), respectively, from foreign currency transactions.

NOTE 8. PROPERTY AND EQUIPMENT

The following table presents the balances of property and equipment by type:

	At March 31,
(Dollars in millions)	2026	2025
Information technology equipment	$5,472	$5,858
Buildings and leasehold improvements	2,315	2,402
Office and other equipment	266	268
Land and land improvements	70	68
Property and equipment, gross	$8,124	$8,597
Accumulated depreciation	(5,606)	(6,026)
Property and equipment, net	$2,517	$2,570

The unpaid property and equipment balance included in accounts payable and accrued expenses was $118 million and $45 million at March 31, 2026 and 2025, respectively. Depreciation of property and equipment was $733 million, $618 million, and $801 million for the years ended March 31, 2026, 2025 and 2024, respectively. The balance of information technology equipment includes $80 million of fiscal year 2026 purchases that were settled using previously issued vendor credits. Additionally, as part of the site-rationalization program, the Company recognized $8 million, and $21 million of accelerated depreciation related to ceasing to use certain owned fixed assets for the years ended March 31, 2025 and 2024, respectively. Refer to Note 18 – Workforce Rebalancing and Site-Rationalization Charges for additional details.

NOTE 9. LEASES

The Company as a Lessee

The following table presents the various components of lease costs:

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Finance lease costs	$94	$95	$112
Operating lease costs	338	331	388
Short-term lease costs	3	1	4
Variable lease costs	152	154	135
Sublease income	(17)	(6)	(11)
Total lease costs	$569	$576	$629

During the fiscal years of 2025 and 2024, we identified and ceased use of certain operating right-of-use assets that were inherited from the former Parent at Separation. We determined that we will no longer receive economic benefits from these leased properties and do not have the intent or practical ability to sublease or sell them. Accordingly, we recorded accelerated depreciation in the amount of $39 million and $14 million (representing the remaining carrying value of the identified right-of-use assets, not included in the operating lease costs in the table above) for the years ended March 31, 2025 and 2024, respectively. Refer to Note 18 – Workforce Rebalancing and Site-Rationalization Charges for details of this program.

The Company had no sale and leaseback transactions for the years ended March 31, 2026, 2025 and 2024.

The following table presents supplemental information relating to the cash flows arising from lease transactions. Cash payments related to variable lease costs and short-term leases are not included in the measurement of operating and finance lease liabilities and, as such, are excluded from the amounts below.

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for finance leases	$12	$17	$14
Financing cash outflows for finance leases	100	117	116
Operating cash outflows for operating leases	368	404	387
Right-of-use assets obtained in exchange for new finance lease liabilities	74	70	212
Right-of-use assets obtained in exchange for new operating lease liabilities	140	204	291

The following table presents the weighted-average lease term and discount rate for finance and operating leases:

	At March 31,
	2026		2025
Finance leases
Weighted-average remaining lease term	3.8	years	4.1	years
Weighted-average discount rate	5.6%		5.74%
Operating leases
Weighted-average remaining lease term	4.5	years	4.4	years
Weighted-average discount rate	4.9%		5.07%

The following table presents a maturity analysis of expected undiscounted cash flows for operating and finance leases on an annual basis for the next five years and thereafter.

	Year Ending March 31,						Imputed
(Dollars in millions)	2027	2028	2029	2030	2031	Thereafter	Interest*	Total
Finance leases	$103	$73	$36	$9	$3	$—	$30	$194
Operating leases	$324	$235	$187	$117	$60	$109	$166	$867

*      Imputed interest represents the difference between undiscounted cash flows and discounted cash flows.

The following table presents the total amount of finance leases recognized in the Consolidated Balance Sheet:

	At March 31,
(Dollars in millions)	2026	2025
Right-of-use assets – Property and equipment, net	$265	$297
Lease liabilities:
Current – Current portion of long-term debt and short-term debt	86	100
Noncurrent – Long-term debt	108	150

The Company as a Lessor

During the year ended March 31, 2026, the Company entered into arrangements where the Company acts as lessor in certain sales-type leases. Revenue and cost for these sales-type leases was recorded in the amount of $175 million and $149 million, respectively, for the year ended March 31, 2026. Revenue and costs for sales-type leases were not material for the years ended March 31, 2025 and 2024. The related interest income arising from these leases was not material for any of the periods presented. Income from operating leases was not material for any of the periods presented.

At March 31, 2026 the Company had $156 million in leases receivable from sales-type leases, of which $25 million was current and $131 million was noncurrent, which are included within Prepaid expenses and other current assets and Other noncurrent assets in the Consolidated Balance Sheet, respectively. The balance of leases receivable from sales-type leases was not material at March 31, 2025. The allowance for expected credit losses for these leases receivable was not material in any of the periods presented. There were no material uncollectable or past due leases receivable in any of the periods presented.

The Company’s sales-type leases receivable have terms ranging from five to six years and are usually collateralized by a security interest in the underlying assets, culminating with a sale of the asset at the end of the term. The Company assigns an internal risk ratings to each lease based on the creditworthiness of the obligor at inception, and monitors credit quality over the term of the arrangement. The Company’s internal risk ratings are based on a variety of sources including agency and market implied ratings, performing a current financial analysis, internal data such as payment history, relevant news and country and industry risk. Accounts rated low risk typically have the equivalent of a Moody's rating of Baa3 or better. Based on the Company’s internal risk ratings assigned as of March 31, 2026, the credit risk profile of the Company’s gross sales-type leases receivable balance of $156 million was low, and was all originated during the current fiscal year.

The following table provides the scheduled maturities of the Company’s minimum lease payments receivable from sales-type leases and minimum future rentals on non-cancelable operating leases from contracts with customers as of March 31, 2026:

	Sales-Type Lease	Operating Lease
(Dollars in millions)	Payments Receivable	Minimum Future Rentals*
Year ending March 31:
2027	$29	$26
2028	33	27
2029	35	27
2030	33	26
2031	38	23
Thereafter	10	38
Total undiscounted cash flows (minimum lease payments)	$177	$167
Less: unearned income	$22
Present value of lease payments (leases receivable)	$156

*	Excludes $18 million in minimum future rentals on non-customer operating subleases as of March 31, 2026.

NOTE 10. ACQUISITIONS AND DIVESTITURES

Pending Acquisition of Solvinity Group B.V.

In November 2025, the Company entered into an agreement to acquire all outstanding equity interests of Solvinity Group B.V. (“Solvinity”), a provider of managed cloud platforms and services in the Netherlands, for cash consideration of approximately €100 million. As previously disclosed, the transaction was subject to customary closing conditions, including regulatory approval. On May 25, 2026, the State Secretary for Economic Affairs and Climate Policy in the Netherlands issued a decision prohibiting the transaction pursuant to relevant legislation. Costs associated with this pending acquisition for the year ended March 31, 2026 were immaterial.

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

The acquisition of Skytap expands the Company’s hybrid cloud services portfolio. The final purchase price allocation resulted in approximately $43 million in intangible assets, primarily consisting of $13 million in completed technologies and $30 million in customer relationships with estimated useful lives of five and eight years, respectively, assets transferred of $24 million (inclusive of cash acquired of $4 million), liabilities assumed of $29 million, and goodwill of $11 million, primarily attributable to synergies expected to arise from this acquisition. Goodwill is not deductible for income tax purposes.

Disposal of the Securities Industry Services (“SIS”) Platform in Canada

In November 2024, the Company completed the sale of its transaction processing platform for securities brokerage industry services in Canada (which is a component of the Company’s Principal Markets segment), for approximately $185 million in cash. In connection with the sale, the Company recognized a $145 million pretax gain, which was recorded within Transaction-related costs (benefits) on the Consolidated Income Statement during the year ended March 31, 2025. This disposition was not accounted for as discontinued operations as it did not meet the relevant criteria. The carrying value of the net assets sold was not material.

Other Disposal Activity

In April 2026, the Company entered into a definitive agreement to sell a digital solutions business within the Company's Principal Markets segment. The closing of the transaction is subject to customary closing conditions, including regulatory approval, and is expected to occur in the quarter ended June 30, 2026. The Company expects to record a pre-tax gain on the transaction of approximately $35 million.

NOTE 11. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class:

	At March 31, 2026			At March 31, 2025
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$175	$(59)	$116	$216	$(76)	$141
Customer relationships*	116	(77)	39	121	(60)	61
Completed technology	13	(5)	8	13	(2)	11
Patents and trademarks*	14	(12)	2	15	(10)	5
Total	$318	$(153)	$165	$365	$(148)	$218

* Amounts include effects from foreign currency translation.

There was no impairment of identifiable intangible assets recorded in the periods reported. The net carrying amount of intangible assets decreased by $53 million during the year ended March 31, 2026, primarily due to the reclassification of certain capitalized software intangibles to prepaid assets and other noncurrent assets resulting from the migration of on-premises software to a cloud-based solution. The aggregate intangible asset amortization expense was $57 million, $72 million, and $63 million for the years ended March 31, 2026, 2025 and 2024, respectively. Aggregate amortization expense in fiscal year 2026 included amortization of capitalized software of $30 million, which was reported in Depreciation of property, equipment and capitalized software on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at March 31, 2026:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2027	$34	$18	$3	$2	$57
2028	33	5	3	—	40
2029	27	5	3	—	35
2030	16	4	—	—	20
2031	6	4	—	—	10
Thereafter	—	4	—	—	4

Goodwill

The following table presents a roll-forward of goodwill balances by segment for the years ended March 31, 2026 and 2025:

	United		Principal	Strategic
(Dollars in millions)	States	Japan	Markets	Markets	Total
Balance as of March 31, 2024	$—	$488	$141	$176	$805
Acquisitions and (Divestitures)*	$11	$—	$(27)	$—	$(15)
Translation Adjustments	—	1	—	—	1
Reallocation	—	—	(23)	23	—
Balance as of March 31, 2025	$11	$489	$92	$198	$790
Translation Adjustments	$—	$(4)	$—	$—	$(4)
Balance as of March 31, 2026	$11	$484	$92	$198	$786
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

We conducted an impairment assessment as of January 1, 2026. After evaluating and weighing all relevant qualitative factors, the Company concluded that it is unlikely that the fair value of any of its reporting units is less than its carrying amount as of the date of the assessment. Accordingly, there were no goodwill impairment losses recorded for the year ended March 31, 2026. Cumulatively, the Company has recorded $469 million in goodwill impairment charges within its former EMEA ($293 million) and current United States ($176 million) reporting units, all of which occurred immediately following the Separation.

NOTE 12. BORROWINGS

Debt

The Company’s total current portion of long-term debt and short‑term debt as of March 31, 2026 and 2025 was $1.8 billion and $129 million, respectively. As of March 31, 2026, this balance primarily consisted of $796 million of current portion of long‑term debt, as detailed in the long‑term debt table below, and $1 billion outstanding under the Company’s revolving credit facility issued in February 2026. As of March 31, 2025, the Company’s current portion of long‑term debt and short‑term debt consisted of the current portion of long‑term debt.

The following table presents the components of our long-term debt:

			March 31,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2026	2025
Unsecured senior notes due 2026	2.05%	October 2026	$700	$700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35%*	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	5.39%†	2027-2032	204	290
			$3,104	$3,190
Less: Unamortized discount			4	4
Less: Unamortized debt issuance costs			12	14
Less: Current portion of long-term debt			796	129
Total long-term debt			$2,293	$3,042

*      Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.

†     Weighted-average discount rate

Contractual obligations of long-term debt outstanding at March 31, 2026, exclusive of finance lease obligations, were as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2027	$710
2028	—
2029	500
2030	—
2031	—
Thereafter	1,700
Total	$2,910

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

We have outstanding $700 million of fixed-rate notes that mature in October 2026. We intend to refinance these notes at a future date, subject to market conditions.

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

The total facility fees recorded by the Company for the Revolving Credit Agreement were $5 million and $5 million for the years ended March 31, 2026 and 2025, respectively. In February 2026, the Company borrowed $1 billion under the Revolving Credit Agreement, bearing an interest rate of 4.97%. The borrowing matures in August 2026 and may be refinanced utilizing the facility. The Company had approximately $2.2 billion of additional borrowing capacity remaining at March 31, 2026. Proceeds are intended to be used for working capital and other general corporate purposes, which may include repayment of indebtedness and acquisitions.

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

NOTE 13. OTHER LIABILITIES

The following table provides the components of other liabilities at March 31, 2026 and 2025.

	At March 31,
(Dollars in millions)	2026	2025
Workforce rebalancing (current)	$13	$29
Vendor software accruals (current)	551	129
Other current accruals*	339	296
Other accrued expenses and liabilities	$903	$454
Workforce rebalancing (noncurrent)	$1	$3
Deferred taxes	83	51
Income tax reserve	229	136
Vendor software accruals (noncurrent)	747	137
Other*	115	116
Other noncurrent liabilities	$1,176	$443

*      Balances of “Vendor software accruals (current)” at March 31, 2025 were included in “Other current accruals”. Balances of “Vendor software accruals (noncurrent)” at March 31, 2025 were included in “Other”.

In response to changing business needs, the Company has taken workforce rebalancing actions to increase productivity, enhance cost-competitiveness and rebalance skills. The workforce rebalancing liabilities at March 31, 2026 and 2025 include liabilities inherited from our former Parent plus new actions taken by Kyndryl during the fiscal year. Refer to Note 18 – Workforce Rebalancing and Site-Rationalization Charges for details.

Pursuant to the terms of the Separation, the Company may be required to reimburse our former Parent for certain tax refunds received and to indemnify our former Parent for certain tax liabilities, although substantially all known matters have been resolved. For more information, see Note 5 – Taxes.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at March 31, 2026 and 2025 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. The Company has determined that these commitments may exceed the Company’s needs over the next two to three years. If the Company is unable to satisfy, reduce or amend these contractual commitments, it will record the future charges for any payments related to excess commitments as cost of services. At March 31, 2026, we had short-term (April 2026 through March 2027), mid-term (April 2027 through March 2029) and long-term (April 2029 onward) purchase commitments in the amount of $0.2 billion, $0.4 billion and $0.3 billion, respectively. Purchase commitments year-over-year have remained relatively consistent. Purchases under these commitments were $0.5 billion for the year ended March 31, 2026.

As a Fortune 500 company with customers and employees around the world, Kyndryl is subject to, and could become subject to, either as plaintiff or defendant, a variety of contingencies, including claims, demands and suits, investigations, tax matters and other legal proceedings that arise from time to time, including in the ordinary course of its business. In addition, given the rapidly evolving external landscape of cybersecurity, privacy and data protection laws, regulations and threat actors, the Company or its clients have and could become subject to actions or proceedings in various jurisdictions. The Company is also subject to, and could become subject to, actions and proceedings in various jurisdictions involving a wide range of labor and employment issues (including matters related to contested employment decisions, country-specific labor and employment laws, and the Company’s benefit plans), as well as actions with respect to commercial matters, contracts, securities, foreign operations, competition law, environmental matters and regulatory compliance matters, among others. These actions have been and may be commenced by a number of different parties, including competitors, clients, suppliers, service providers, licensees, employees, government and regulatory agencies, stockholders and representatives of the locations in which the Company does business. Some of the actions to which the Company is, or may become, party involve particularly complex technical issues, and some actions raise novel questions under the laws of the various jurisdictions in which these matters arise. Additionally, the Company is, and may become, a party to agreements pursuant to which it may be obligated to indemnify the other party with respect to certain disputed matters. The Company cannot predict the final outcome in any type of legal proceeding described above and there can be no assurance that the Company will be successful or obtain any requested relief or outcome in any matter. Matters often develop over a long period of time and expectations can change as a result of new findings, rulings, appeals, settlements, legal or regulatory changes or other factors. From time to time, the Company may discontinue or settle and compromise matters as appropriate in the Company’s best interest.

The Company records a provision with respect to a claim, suit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If the Company is unable to assess the outcome of a matter or estimate the possible loss or range of losses that could potentially result from such matter, a liability is not recorded.

The Company reviews claims, suits, investigations and proceedings, and decisions are made with respect to recording or adjusting provisions and relevant disclosures to reflect the impact and status of settlement discussions, discovery, procedural and substantive rulings, reviews by counsel and other information pertinent to a particular matter. In the year ended March 31, 2026, the Company recorded a reserve related to an interim arbitration decision on a pre-spin customer contract dispute that was recorded as transaction-related costs.

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

SEC Matter

The Company continues to cooperate with the Division of Enforcement of the Securities and Exchange Commission (the “SEC”) in its investigation relating to the Company’s cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters. The matter is ongoing and the Company cannot currently predict its final outcome.

Securities Litigation

In February and March 2026, two purported Company stockholders filed putative class actions in the U.S. District Court for the Eastern District of New York and in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers, alleging false and misleading statements in the Company’s disclosures. The plaintiffs in both actions seek monetary damages and costs and expenses. The matters are ongoing and the Company cannot currently predict their final outcome.

NOTE 15. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the years ended March 31, 2026, 2025 and 2024:

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2026	Amount	Benefit	Amount
Foreign currency translation adjustments:
Foreign currency translation adjustments	$127	$—	$127
Unrealized gains (losses) on net investment hedges	(75)	2	(73)
Total foreign currency translation adjustments	$53	$2	$55
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$2	$—	$2
Reclassification of (gains) losses to net income	(8)	(1)	(9)
Total unrealized gains (losses) on cash flow hedges	$(6)	$(1)	$(7)
Retirement-related benefit plans:
Prior service (costs) credits	$(34)	$9	$(25)
Net gains (losses) arising during the period	64	(18)	46
Curtailments and settlements	10	(3)	8
Amortization of prior service costs (credits)	2	(1)	2
Amortization of net (gains) losses	10	(3)	7
Total retirement-related benefit plans	$53	$(16)	$38
Other comprehensive income (loss)	$100	$(14)	$86

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2025	Amount	Benefit	Amount
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(50)	$—	$(50)
Unrealized gains (losses) on net investment hedges	4	(2)	2
Total foreign currency translation adjustments	$(46)	$(2)	$(48)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(14)	$3	$(11)
Reclassification of (gains) losses to net income	11	—	11
Total unrealized gains (losses) on cash flow hedges	$(2)	$3	$—
Retirement-related benefit plans:
Prior service (costs) credits	$2	$(1)	$1
Net gains (losses) arising during the period	17	(4)	13
Curtailments and settlements	7	(2)	5
Amortization of net (gains) losses	16	(4)	12
Total retirement-related benefit plans	$42	$(10)	$32
Other comprehensive income (loss)	$(6)	$(10)	$(16)

(Dollars in millions)	Pretax	Tax (Expense)	Net-of-Tax
For the year ended March 31, 2024	Amount	Benefit	Amount
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(36)	$—	$(36)
Unrealized losses on net investment hedges	(11)	—	(11)
Total foreign currency translation adjustments	$(47)	$—	$(47)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$22	$(1)	$21
Reclassification of (gains) losses to net income	(21)	—	(21)
Total unrealized gains (losses) on cash flow hedges	$1	$(1)	$—
Retirement-related benefit plans:
Prior service (costs) credits	$(3)	$1	$(2)
Net gains (losses) arising during the period	(56)	10	(45)
Curtailments and settlements	10	(2)	8
Amortization of prior service (credits) costs	1	—	1
Amortization of net (gains) losses	5	(2)	3
Total retirement-related benefit plans	$(42)	$7	$(36)
Other comprehensive income (loss)	$(88)	$6	$(82)

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign Currency	Net Change in	Accumulated Other
	Gains (Losses)	Translation	Retirement-Related	Comprehensive
(Dollars in millions)	on Cash Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
March 31, 2023	$—	$(921)	$(142)	$(1,062)
Other comprehensive income (loss)	—	(47)	(36)	(82)
March 31, 2024	$—	$(967)	$(178)	$(1,145)
Other comprehensive income (loss)	—	(48)	32	(16)
March 31, 2025	$1	$(1,016)	$(145)	$(1,160)
Other comprehensive income (loss)	(7)	55	38	86
March 31, 2026	$(6)	$(961)	$(108)	$(1,074)

*	Foreign currency translation adjustments are presented gross except for any associated hedges, which are presented net of tax.

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

During the years ended March 31, 2026 and March 31, 2025, the Company repurchased 11.6 million and 2.6 million shares of its common stock, respectively, at an aggregate cost of $304 million and $94 million under the Share Repurchase Program, respectively. As of March 31, 2026, approximately $302 million of capacity remained available under the Share Repurchase Program.

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

The following table summarizes stock-based compensation cost, which is included in net income (loss).

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Cost of services	$9	$12	$16
Selling, general and administrative expense	55	89	78
Pretax stock-based compensation expense	$64	$100	$95
Income tax benefits	(2)	(7)	(5)
Stock-based compensation cost, net of tax	$62	$93	$90

The Company’s total unrecognized compensation cost related to non-vested awards at March 31, 2026 was $125 million and is expected to be recognized over a weighted-average period of approximately 2.6 years. Capitalized stock-based compensation cost was not material during any period presented.

Stock Units

The following table summarizes the activity related to Kyndryl’s RSUs, market-conditioned stock units and performance-conditioned stock units:

			Market-Conditioned		Performance-Conditioned
	RSUs		Stock Units		Stock Units
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Number	Grant-Date	Number	Grant-Date	Number	Grant-Date
	of Units	Fair Value	of Units	Fair Value	of Units	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Nonvested balance at March 31, 2023	9.4	$18.43	2.3	$14.40	2.3	$10.62
Awards granted	3.1	$13.52	0.6	$14.10	2.0	$13.37
Awards vested	(4.0)	21.92	—	—	—	—
Awards canceled/forfeited	(0.4)	17.43	(0.1)	14.43	(0.1)	11.85
Nonvested balance at March 31, 2024	8.0	$15.33	2.9	$14.32	4.3	$12.28
Awards granted	1.7	$26.65	0.4	$26.23	1.2	$26.47
Awards vested	(3.3)	17.14	(0.8)	15.14	—	—
Awards canceled/forfeited	(0.3)	16.58	(0.8)	15.12	(0.1)	12.13
Nonvested balance at March 31, 2025	6.1	$17.49	1.6	$16.33	5.4	$15.01
Awards granted	3.6	$32.86	—	$—	1.2	$39.47
Adjustment for performance achievement			0.6	12.51	(0.4)	10.62
Awards vested	(2.7)	17.74	(1.3)	12.51	(1.9)	10.61
Awards canceled/forfeited	(0.6)	24.45	(0.1)	19.22	(0.5)	23.98
Nonvested balance at March 31, 2026	6.4	$25.36	0.9	$18.70	3.8	$24.24

The Company used the following assumptions in the Monte-Carlo simulation pricing model to estimate the grant-date fair values of stock units granted with both a performance and a market condition for the year ended March 31, 2026, and market-conditioned stock units granted during the years ended March 31, 2025 and March 31, 2024.

	Year Ended March 31,
	2026	2025	2024
Share price	$39.18	$26.51	$13.55
Expected volatility	48%	43%	39%*
Risk-free interest rate	3.88%	4.60%	4.57% - 5.38%
Dividend yield	0%	0%	0%
*	Based on the average three-year historic volatility across a group of peer companies.

Stock Options

The following table summarizes the activity related to Kyndryl’s stock options:

	Stock Options
					Weighted-
			Weighted-		Average
		Weighted-	Average	Aggregate	Remaining
	Number	Average	Grant Date	Intrinsic	Contractual
	of Units	Exercise Price	Fair Value	Value	Term
	(in millions)	(per share)	(per share)	(in millions)	(in years)
Outstanding balance at March 31, 2023	3.7	$17.76	$6.54	$—	8.7
Awards exercised	(0.0)	17.30	6.61	—
Awards canceled/forfeited	(0.1)	17.78	6.54
Outstanding balance at March 31, 2024	3.5	$17.77	$6.54	$—	7.3
Awards exercised	(0.4)	17.69	6.56	4.7
Awards canceled/forfeited	(0.0)	17.78	6.54
Outstanding balance at March 31, 2025	3.1	$17.78	$6.54	$42.7	6.4
Awards exercised	(0.4)	17.77	6.54	6.4
Awards canceled/forfeited	(0.0)	17.78	6.54
Outstanding balance at March 31, 2026	2.7	$17.78	$6.54	$—	5.0
Options vested and exercisable at March 31, 2026	2.7	$17.78	$6.54	$—	5.0

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

	Year Ended March 31,
(Dollars in millions)	2026	2025	2024
Service cost	$32	$34	$38
Interest cost*	62	52	55
Expected return on plan assets*	(63)	(59)	(60)
Amortization of prior service costs (credits)*	3	1	1
Recognized actuarial losses*	10	16	4
Curtailments and settlements*	10	8	13
Total net periodic pension cost	$54	$53	$51

*These components of net periodic pension cost are included in Other expense (income) in the Consolidated Income Statement.

The following table presents the changes in net benefit obligation and plan assets for the defined benefit pension plans.

	Year Ended March 31,
(Dollars in millions)	2026	2025
Change in benefit obligation
Benefit obligation at beginning of period	$1,563	$1,670
Service cost	32	34
Interest cost	62	52
Plan participants’ contributions	3	3
Actuarial losses (gains)*	(91)	(53)
Benefits paid from trust	(24)	(22)
Direct benefit payments	(43)	(39)
Foreign exchange impact	81	(2)
Plan amendments	36	—
Curtailments, settlements and other	(45)	(80)
Benefit obligation at end of period	$1,575	$1,563
Accumulated benefit obligation	$1,492	$1,484
Change in plan assets
Fair value of plan assets at beginning of period	$1,199	$1,248
Actual return on plan assets	37	15
Employer contributions	12	17
Plan participants’ contributions	3	3
Benefits paid from trust	(24)	(22)
Foreign exchange impact	76	3
Settlements	(40)	(65)
Fair value of plan assets at end of period	$1,264	$1,199
Funded status at end of period	$(311)	$(364)
*	The year-over-year change was primarily driven by higher discount rates.

The following table presents the amounts recorded in the Consolidated Balance Sheet for the defined benefit pension plans.

	At March 31,
(Dollars in millions)	2026	2025
Noncurrent assets – pension assets	$222	$148
Current liabilities – accrued compensation and benefits	(54)	(40)
Noncurrent liabilities – retirement and nonpension postretirement benefit obligations	(480)	(471)
Funded status, net	$(311)	$(364)

The following table presents information for defined benefit pension plans with accumulated benefit obligations (ABO) or projected benefit obligations (PBO) in excess of plan assets.

	At March 31, 2026		At March 31, 2025
	Benefit	Plan	Benefit	Plan
(Dollars in millions)	Obligation	Assets	Obligation	Assets
Plans with PBO in excess of plan assets	$753	$220	$745	$233
Plans with ABO in excess of plan assets	637	167	605	157
Plans with plan assets in excess of PBO	822	1,044	818	966

The following table presents the pretax net loss and prior service costs (credits) recognized in OCI and the changes in pretax net loss and prior service costs (credits) recognized in AOCI for the defined benefit pension plans.

	Year Ended March 31,
(Dollars in millions)	2026	2025
Net loss (gain) at beginning of period	$256	$296
Current period loss (gain)	(63)	(17)
Curtailments and settlements	(10)	(8)
Amortization of net loss included in net periodic benefit cost	(10)	(16)
Net loss (gain) at end of period	$173	$256
Prior service costs (credits) at beginning of period	1	4
Current period prior service costs (credits)	35	(2)
Amortization for prior service costs (credits) included in net periodic benefit cost	(3)	(1)
Prior service costs (credits) at end of period	$34	$1
Total amounts recognized in accumulated other comprehensive loss (income)*	$207	$257
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

	At March 31,
Weighted-average assumptions used to measure:	2026	2025	2024
Net periodic pension cost
Discount rate	3.68%	3.30%	3.57%
Expected long-term returns on plan assets	4.77%	4.63%	4.69%
Rate of compensation increase	2.80%	2.84%	2.85%
Benefit obligations
Discount rate	4.31%	3.68%	3.30%
Rate of compensation increase	2.95%	2.80%	2.84%
Interest crediting rate – cash balance plans	1.90%	1.83%	1.65%

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

The investment objective of the defined benefit plans is to generate returns that will enable the plan to meet its future obligations. The weighted-average target allocation for the defined benefit plans is 29% equity securities, 45% fixed-income securities, 6% real estate, 14% insurance contracts and 6% other investments. Typically the responsibility for determining the target allocation and managing the investments lies with a plan governing board that may include up to 50 percent of members elected by employees and retirees. Generally, these defined benefit plans do not invest in illiquid assets, and their use of derivatives is mainly for currency hedging, interest rate risk management, credit exposure and alternative investment strategies.

The following table presents the Company’s defined benefit pension plans’ asset classes and their associated fair value at March 31, 2026 and 2025.

	At March 31, 2026				At March 31, 2025
(Dollars in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity
Equity securities	$—	$—	$—	$—	$—	$—	$—	$—
Fixed income
Government and related (1)	—	109	—	109	—	104	—	104
Corporate bonds	—	22	—	22	—	21	—	21
Insurance contracts	—	179	—	179	—	169	—	169
Cash and short-term investments (2)	4	—	—	5	3	—	—	3
Derivative assets (3)	—	4	—	4	—	4	—	4
Subtotal	$4	$314	$—	$318	$3	$297	$—	$301
Investments measured at net asset value using NAV as a practical expedient (4)	—	—	—	946	—	—	—	898
Fair value of plan assets	$4	$314	$—	$1,264	$3	$297	$—	$1,199
(1)	Includes debt issued by national, state and local governments and agencies.
(2)	Includes cash, cash equivalents and short-term marketable securities.
(3)	Includes forward contracts, interest rate swaps, exchange traded and other over-the-counter derivatives.
(4)

Investments measured at fair value using the net asset value (NAV) per share (or its equivalent), as a practical expedient. These investments include commingled funds, hedge funds, common collective trusts, private equity partnerships and real estate partnerships.

Approximately 58 percent of plan assets are held in plans which are co-sponsored by the Company and the former Parent. The allocation of the fair value of co-sponsored plan assets is based on the initial pension assets assumed in connection with establishment of certain Kyndryl legal entities, Company contributions, distributions and market returns.

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

It is the Company’s general practice to fund amounts for pensions sufficient to meet the minimum requirements set forth in applicable employee benefits laws and local tax laws. From time to time, the Company contributes additional amounts as it deems appropriate. The Company contributed $12 million, $17 million, and $14 million to the defined benefit pension plans during the years ended March 31, 2026, 2025 and 2024, respectively. Additionally, the Company made direct payments of $49 million, $44 million, and $46 million to participants of the defined benefit pension plans during the years ended March 31, 2026, 2025 and 2024, respectively.

The Company estimates contributions to its defined benefit pension plans in fiscal year 2027 to be approximately $13 million. This amount generally represents legally mandated minimum contributions. Financial market performance in fiscal year 2027 could increase or decrease the legally mandated minimum contribution in certain countries that require monthly or daily remeasurement of the funded status. The Company could also elect to contribute more than the legally mandated amount based on market conditions or other factors.

The following table presents the total expected benefit payments to participants of the defined benefit pension plans.

Expected
(Dollars in millions)	Benefit Payments
Fiscal year ending March 31,
2027	$140
2028	116
2029	122
2030	118
2031	126
2032-2036	650

The fiscal year 2027 expected benefit payments not covered by the respective plan assets represent a component of accrued compensation and benefits, within current liabilities, in the Consolidated Balance Sheet.

Defined Contribution Retirement Plans

The Company sponsors defined contribution retirement plans for certain eligible employees. The Company’s contribution expense associated with employer matching benefits was $137 million, $131 million, and $140 million, for the years ended March 31, 2026, 2025 and 2024, respectively.

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

Contributions to the nonpension postretirement benefit plans and the multi-employer plans and components of net periodic benefit cost related to these plans and were not material for any period presented. Additionally, the components resulting in a change in benefit obligation and the activity recognized in AOCI related to the nonpension postretirement benefit plans were not material for the periods presented. The nonpension postretirement benefit plans had a noncurrent liability recorded in Retirement and nonpension postretirement benefit obligations in the Consolidated Balance Sheet of $8 million at March 31, 2026 and $9 million at March 31, 2025. The weighted-average discount rate used to measure the nonpension postretirement benefit plan obligation was 3.97%, 3.16%, and 2.89%, for the years ended March 31, 2026, 2025 and 2024, respectively. There were no plan assets in the nonpension postretirement benefit plans for any period presented. As a result, the noncurrent liability related to these plans represented the accumulated postretirement benefit obligation in excess of plan assets for each period presented. Future expected benefit payments to participants of the nonpension postretirement benefit plans are not expected to be material, and the Company expects contributions to the multi-employer and nonpension postretirement benefits plans to be immaterial in fiscal year 2027.

NOTE 18. WORKFORCE REBALANCING AND SITE-RATIONALIZATION CHARGES

On May 5, 2026, the Company approved, as part of its ongoing efforts to further streamline operations, workforce rebalancing actions to optimize and support the Company’s financial and operational efficiency in fiscal year 2027. As a result of these actions, the Company expects to incur workforce rebalancing charges of approximately $200 million, primarily consisting of future cash expenditures for severance and related benefits. Management expects that such workforce rebalancing efforts, once completed, will reduce operating expense in fiscal year 2028. There can be no guarantee that the Company will achieve its expected costs savings.

The Company will continue to seek opportunities to improve operational efficiency and reduce costs, which may result in additional charges in future periods.

During the year ended March 31, 2026, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which continued through the end of the fiscal year 2026. These actions resulted in workforce rebalancing charges (the “Fiscal 2026 Program”) of approximately $60 million.

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

The following table presents the segment breakout of charges incurred during the years ended March 31, 2026, 2025 and 2024.

				Costs Incurred to Date
	Year Ended March 31,			Fiscal 2026	Fiscal 2025	Fiscal 2024
(Dollars in millions)	2026	2025	2024*	Program	Program	Program
United States	$20	$62	$29	$20	$62	$43
Japan	5	12	2	5	12	4
Principal Markets	15	30	69	15	30	128
Strategic Markets	20	58	71	20	58	122
Sub-total	$60	$162	$171	$60	$162	$297
Corporate and other	—	—	3	—	—	13
Total charges	$60	$162	$174	$60	$162	$310
*	Effective June 1, 2024, the Company made a minor change to its geographic reportable segments to reflect how it manages its operations and measures business performance, transitioning the reporting and management of its operations in Australia/New Zealand from the Principal Markets segment to the Strategic Markets segment. Historical fiscal 2024 segment information was recast to reflect this change in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

The following table presents the classification of workforce rebalancing and site-rationalization activities in the Consolidated Income Statement during the years ended March 31, 2026, 2025 and 2024.

					Costs Incurred to Date
	Year Ended March 31,				Fiscal 2026	Fiscal 2025	Fiscal 2024
(Dollars in millions)	2026	2025	2024		Program	Program	Program
Cost of services	$—	$45	$23		$—	$45	$94
Selling, general and administrative expenses	—	3	16		—	3	25
Workforce rebalancing charges	60	114	135	*	60	114	190
Total charges	$60	$162	$174		$60	$162	$310
*	Excludes $4 million liability adjustment related to workforce rebalancing actions taken by the former Parent prior to Separation.

The following table presents the components of and changes in our liabilities related to workforce rebalancing and site-rationalization activities during the years ended March 31, 2026, 2025 and 2024.

		Liabilities	Liabilities	Liabilities
	Workforce	Related to	Related to	Related to
	Rebalancing	Ceasing to Use	Lease	Ceasing to Use
(Dollars in millions)	Liabilities*	Leased Assets	Terminations	Fixed Assets	Total
Fiscal 2024 Program
Balance at March 31, 2023	$55	$—	$3	$—	$58
Charges (benefits)	135	14	(1)	26	174
Cash payments	(161)	—	(2)	(5)	(168)
Non-cash adjustments	(1)	(14)	—	(21)	(36)
Balance at March 31, 2024	$28	$—	$—	$—	$28
Cash payments	(25)	—	—	—	(25)
Non-cash adjustments	(3)	—	—	—	(3)
Balance at March 31, 2025	$—	$—	$—	$—	$—

Fiscal 2025 Program
Balance at March 31, 2024	$—	$—	$—	$—	$—
Charges	114	39	—	8	162
Cash payments	(100)	—	—	—	(100)
Non-cash adjustments	2	(39)	—	(8)	(46)
Balance at March 31, 2025	$16	$—	$—	$—	$16
Cash payments	(16)	—	—	—	(16)
Balance at March 31, 2026	$—	$—	$—	$—	$—

Fiscal 2026 Program
Balance at March 31, 2025	$—	$—	$—	$—	$—
Charges	60	—	—	—	60
Cash payments	(56)	—	—	—	(56)
Non-cash adjustments	1	—	—	—	1
Balance at March 31, 2026	$4	$—	$—	$—	$4
*

Balance as of March 31, 2023 excludes workforce rebalancing liabilities inherited from the former Parent of $42 million, charges of $4 million related to one-off terminations, cash payments of $15 million and ending balance of $29 million as of March 31, 2024. The Fiscal 2025 Program balance excludes cash payments of $14 million, non-cash adjustments of $1 million and ending balance of $16 million as of March 31, 2025 related to actions initiated by the former Parent, and current-year movement excludes cash payments of $7 million, non-cash adjustment of ($1) million and ending balance of $10 million related to actions initiated by our former Parent. Workforce rebalancing liabilities are recorded within Other Liabilities; refer to Note 13 – Other Liabilities for further details.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting described below.

These deficiencies did not result in a misstatement to the interim or annual consolidated financial statements previously filed or included in this Annual Report on Form 10-K. The Company’s management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and Board of Directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2026 based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As defined in Rule 12b-2 of the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the amended annual report on Form 10-K/A for the period ended March 31, 2025 (filed on February 17, 2026), management identified the following material weaknesses in the Company’s internal control over financial reporting, which continued to exist as of March 31, 2026 based on this assessment:

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

Because of the foregoing material weaknesses, management has determined the Company’s internal control over financial reporting was not effective as of March 31, 2026. These material weaknesses did not result in a misstatement of the Company’s previously issued historical consolidated financial statements. However, these material weaknesses could result in a misstatement that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of the Company’s internal control over financial reporting as of March 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K. See “Report of Independent Registered Public Accounting Firm” on page 47.

Remediation Plan

On February 5, 2026, the Company appointed an Interim Chief Financial Officer, Interim General Counsel and Interim Corporate Controller. In addition, the Company is taking action to remediate the control deficiencies that constituted the material weaknesses. Management is actively engaged and has devoted substantial resources towards the implementation of enhanced procedures and controls and the remediation of material weaknesses in the Company’s internal control over financial reporting. With oversight from the Audit Committee of our Board, management has developed and is implementing a comprehensive remediation plan, including continued focus on strengthening the Company’s control environment and disclosure processes. To date, the Company has made a number of enhancements to its internal control over financial reporting, which notably include:

●	enhanced disclosure controls and procedures, by developing a more detailed reporting and internal review processes, evaluating opportunities for enhancement in our periodic disclosure processes and formalizing additional discussions to facilitate enhanced information sharing across several functions and with senior leadership, as well as with the Chief Executive Officer, the Audit Committee and the Board, including with respect to the Company’s cash management practices; and
●	implemented enhancements to the Company’s reporting hotline process, including related to the evaluation and escalation to the Company’s Audit Committee of certain reports made through the hotline and certain other available reporting channels.

In addition, the Company is in the process of implementing the following enhancements to its internal control over financial reporting:

●	providing updated training on disclosure controls and procedures and internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for members of management and sub-certifications;
●	enhancing the Company’s controls, policies, procedures and training related to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated regarding the application of the Company’s cash management practices;
●	continuing to enhance existing Disclosure Committee responsibilities and processes to include, among other requirements, additional discussions and incremental training on Disclosure Committee responsibilities; and
●	enhancing the Company’s controls, policies, procedures and training related to the Company’s reporting hotline.

The Company continues to work diligently on executing on its remediation plan and expects to remediate the material weaknesses as of March 31, 2027, on which it will report in its fiscal year 2027 annual report on Form 10-K. Management believes that the remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate. The remediation plan is subject to ongoing management review, as well as oversight by the Audit Committee of our Board.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our executive officers may be found under the caption “Information About our Executive Officers” in Part I of this Form 10-K and is incorporated by reference in this Item 10. Other information called for by this Item 10 will be included in the subsections titled “Proposal 1 - Election of Directors,” “Stock Ownership Information,” “Kyndryl Code of Conduct,” “Securities Trading Policy,” and “Committees of the Board” under the section entitled “Corporate Governance and Board Matters” in our Proxy Statement for our 2026 Annual Meeting of Stockholders (our “2026 Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation.

The information called for by this Item 11 will be included in the sections titled “Director Compensation” and “2026 Executive Compensation” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 will be included in the sections titled “Equity Compensation Plan Information” and “Stock Ownership Information” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 will be included in the sections titled “Director Independence” and “Certain Relationships and Related Person Transactions” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information called for by this Item 14 will be included in the sections titled “Audit and Non-Audit Fees” and “Pre-Approval of Services Provided by the Independent Registered Public Accounting Firm” in our 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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
10.1

Amended and Restated Five-Year Revolving Credit Agreement, dated as of March 14, 2025, by and among Kyndryl Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent, and the other financial institutions party thereto was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 14, 2025 and is hereby incorporated by reference.

10.2

Amended and Restated Receivables Purchase Agreement, dated as of October 28, 2021, among Kyndryl, Inc., Banco Santander S.A. and solely for the purposes of Section 13.19, Kyndryl Holdings, Inc., was filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 1, 2021 and is hereby incorporated by reference.

10.3

First Amendment to Amended and Restated Receivables Purchase Agreement, dated as of January 26, 2022, among Kyndryl, Inc., Kyndryl Holdings, Inc. and Banco Santander S.A. was filed as Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on March 10, 2022 and is hereby incorporated by reference.

10.4

Second Amendment to Amended and Restated Receivable Purchase Agreement, dated September 21, 2022, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 filed on February 9, 2023 and is hereby incorporated by reference.

10.5

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

10.7

Fifth Amendment to Amended and Restated Receivable Purchase Agreement, dated February 4, 2026, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. was filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2025 filed on February 17, 2026 and is hereby incorporated by reference.

10.8	Sixth Amendment to Amended and Restated Receivable Purchase Agreement, dated May 1, 2026, by and among Banco Santander S.A., Kyndryl, Inc. and Kyndryl Holdings, Inc. (filed herewith).
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

10.27

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

10.29	Form of LTPP equity award agreement for long-term cash (filed herewith).†
10.30	Kyndryl Excess Plan was filed as Exhibit 10.13 to the registrant’s Current Report on Form 8-K filed on November 4, 2021 and is hereby incorporated by reference.†
10.31

Offer Letter by and between International Business Machines Corporation and Martin Schroeter, dated January 2, 2021, the LTPP performance share unit award agreement, dated February 1, 2021, and the related terms and conditions document, effective December 15, 2020, and the noncompetition agreement, dated January 3, 2021, was filed as Exhibit 10.13 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.32

Offer Letter by and between International Business Machines Corporation and David Wyshner, dated July 23, 2021, and the noncompetition agreement, dated July 25, 2021, was filed as Exhibit 10.14 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.33

Offer Letter by and between International Business Machines Corporation and Elly Keinan, dated March 1, 2021, the LTPP performance share unit award agreement, dated April 1, 2021, and the related terms and conditions document, effective March 1, 2021, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated March 2, 2021, was filed as Exhibit 10.15 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.34

Offer Letter by and between International Business Machines Corporation and Maryjo Charbonnier, dated May 28, 2021, the LTPP performance share unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective March 1, 2021, the LTPP retention restricted stock unit award agreement, dated August 2, 2021, and the related terms and conditions document, effective June 1, 2020, the Executive Sign-on Repayment Agreement and the noncompetition agreement, dated June 1, 2021, was filed as Exhibit 10.16 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.35

LTPP performance share unit award agreement for Edward Sebold, dated May 3, 2021, and the related terms and conditions document, effective May 1, 2021, and the noncompetition agreement, dated April 25, 2012, was filed as Exhibit 10.17 to the registrant’s Registration Statement on Form 10 filed on October 12, 2021 and is hereby incorporated by reference.†

10.36

Employment Agreement between Maryjo Charbonnier and Kyndryl, Inc., dated as of February 16, 2026, was filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 filed on February 17, 2026 and is hereby incorporated by reference.†

10.37	Separation Agreement between David Wyshner and Kyndryl, Inc., dated as of February 10, 2026 (filed herewith).†
10.38	Separation Agreement between Edward Sebold and Kyndryl, Inc., dated as of February 17, 2026 (filed herewith).†

10.39

Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†

10.40

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on August 1, 2022 and is hereby incorporated by reference.†

10.41

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on July 31, 2023 and is hereby incorporated by reference.†

10.42

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.7 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 8, 2023 and is hereby incorporated by reference.†

10.43

Amendment to the Kyndryl Executive Severance Plan and Executive Retirement Policy was filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 filed on August 7, 2024 and is hereby incorporated by reference.†

10.44	Kyndryl Annual Incentive Plan for Executives was filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on February 25, 2022 and is hereby incorporated by reference.†
19.1	Kyndryl Holdings, Inc. Securities Trading Policy, as amended (filed herewith).
21.1	Subsidiaries of the registrant (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
24.1	Power of attorney (filed herewith).
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
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

Kyndryl Holdings, Inc.
(Registrant)

Date:	May 29, 2026
		By:	/s/ Martin J. Schroeter

Martin J. Schroeter
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
By	/s/ Martin J. Schroeter	Director, Chairman and Chief Executive Officer	May 29, 2026
	Martin J. Schroeter	(Principal Executive Officer)

By	/s/ Harsh Chugh	Interim Chief Financial Officer	May 29, 2026
	Harsh Chugh	(Principal Financial Officer)

By	/s/ Bhavna Doegar	Interim Corporate Controller	May 29, 2026
	Bhavna Doegar	(Principal Accounting Officer)

By	*
	Dominic J. Caruso	Director	May 29, 2026

By	*
	John D. Harris II	Director	May 29, 2026

By	*
	Stephen A.M. Hester	Director	May 29, 2026

By	*
	Shirley Ann Jackson	Director	May 29, 2026

By	*
	Janina Kugel	Director	May 29, 2026

By	*
	Denis Machuel	Director	May 29, 2026

By	*
	Rahul N. Merchant	Director	May 29, 2026

By	*
	Jana Schreuder	Director	May 29, 2026

By	*
	Howard I. Ungerleider	Director	May 29, 2026

*By	/s/ Evan Barth
Evan Barth, Attorney-in-fact