Form 10-Q
period 2026-06-30
Kyndryl Holdings, Inc.
filed 2026-08-05
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at July 29, 2026 was 217,818,263.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended June 30,
	2026	2025
Revenues	$3,618	$3,743

Cost of services	$2,842	$2,947
Selling, general and administrative expenses	668	646
Workforce rebalancing charges	152	25
Transaction-related costs (benefits)	(38)	—
Impairment expense	38	—
Interest expense	34	19
Other expense (income)	(10)	13
Total costs and expenses	$3,687	$3,651

Income (loss) before income taxes	$(69)	$92
Provision for income taxes	$(14)	$36
Net income (loss)	$(55)	$56

Basic earnings (loss) per share	$(0.25)	$0.24
Diluted earnings (loss) per share	$(0.25)	$0.23

Weighted-average basic shares outstanding	220.6	230.2
Weighted-average diluted shares outstanding	220.6	239.1

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Net income (loss)	$(55)	$56
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(16)	222
Unrealized gains (losses) on net investment hedges	14	(152)
Total foreign currency translation adjustments	(2)	71
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	6	(10)
Reclassification of (gains) losses to net income	—	2
Total unrealized gains (losses) on cash flow hedges	6	(8)
Retirement-related benefit plans:
Amortization of prior service costs (credits)	2	—
Amortization of net (gains) losses	—	3
Total retirement-related benefit plans	2	3
Other comprehensive income (loss), before tax	6	66
Income tax (expense) benefit related to items of other comprehensive income (loss)	(1)	—
Other comprehensive income (loss), net of tax	6	66
Total comprehensive income (loss)	$(49)	$122

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	June 30,	March 31,
	2026	2026
Assets:
Current assets:
Cash and cash equivalents	$2,104	$2,623
Restricted cash	6	3
Accounts receivable (net of allowances for credit losses of $5 at June 30, 2026 and $7 at March 31, 2026)	1,248	1,300
Deferred costs (current portion)	1,146	1,166
Prepaid expenses and other current assets	564	436
Total current assets	$5,069	$5,528

Property and equipment, net	$2,477	$2,517
Operating right-of-use assets, net	859	853
Deferred costs (noncurrent portion)	1,822	1,880
Deferred taxes	248	240
Goodwill	784	786
Intangible assets, net	161	165
Pension assets	226	222
Other noncurrent assets	380	360
Total assets	$12,026	$12,551

Liabilities:
Current liabilities:
Accounts payable	$1,052	$1,346
Value-added tax and income tax liabilities	241	278
Current portion of long-term debt and short-term debt	1,781	1,796
Accrued compensation and benefits	415	463
Deferred income (current portion)	876	888
Operating lease liabilities (current portion)	264	265
Accrued contract costs	339	369
Other accrued expenses and liabilities	1,011	903
Total current liabilities	$5,980	$6,307

Long-term debt	$2,289	$2,293
Retirement and nonpension postretirement benefit obligations	489	490
Deferred income (noncurrent portion)	378	390
Operating lease liabilities (noncurrent portion)	596	602
Other noncurrent liabilities	1,125	1,176
Total liabilities	$10,859	$11,259
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: June 30, 2026 – 247.2, March 31, 2026 – 244.4)	$4,722	$4,701
Accumulated deficit	(1,924)	(1,869)
Treasury stock, at cost (shares: June 30, 2026 – 27.8, March 31, 2026 – 21.7)	(659)	(582)
Accumulated other comprehensive income (loss)	(1,069)	(1,074)
Total stockholders’ equity before non-controlling interests	$1,070	$1,175
Non-controlling interests	97	117
Total equity	$1,167	$1,293
Total liabilities and equity	$12,026	$12,551

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(55)	$56
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	183	191
Depreciation of right-of-use assets	68	73
Amortization of transition costs and prepaid software	331	308
Amortization of capitalized contract costs	94	106
Amortization of acquisition-related intangible assets	6	7
Stock-based compensation	21	24
Deferred taxes	(50)	(10)
Net (gain) loss on asset sales and other	6	—
Change in operating assets and liabilities:
Right-of-use assets and liabilities (excluding depreciation)	(81)	(88)
Workforce rebalancing liabilities	132	3
Current accounts receivable	18	114
Lease and other receivables	(51)	(67)
Accounts payable	(320)	(269)
Taxes	(32)	27
Deferred transition costs and prepaid software (excluding amortization)	(246)	(1,259)
Capitalized contract costs (excluding amortization)	(108)	(122)
Other assets and other liabilities	(228)	781
Net cash provided by (used in) operating activities	$(310)	$(124)

Cash flows from investing activities:
Capital expenditures	$(149)	$(143)
Proceeds from disposition of property and equipment	58	45
Acquisitions and divestitures, net of cash acquired	31	1
Other investing activities, net	11	22
Net cash used in investing activities	$(49)	$(74)

Cash flows from financing activities:
Debt repayments	$(52)	$(36)
Common stock repurchases	(64)	(62)
Common stock repurchases for tax withholdings	(13)	(67)
Other financing activities, net	(23)	(5)
Net cash used in financing activities	$(152)	$(170)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(4)	$46
Net change in cash, cash equivalents and restricted cash	$(515)	$(323)

Cash, cash equivalents and restricted cash at beginning of period	$2,626	$1,789
Cash, cash equivalents and restricted cash at end of period	$2,111	$1,466

Supplemental data:
Income taxes paid, net of refunds received	$76	$67
Interest paid on debt	$50	$39

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2026	222.7	$4,701	$(1,074)	$(582)	$(1,869)	$117	$1,293
Net income					(55)		(55)
Other comprehensive income (loss), net of tax			6				6
Activity related to employee stock plans	2.8	21					21
Purchases of treasury stock	(6.1)			(77)			(77)
Changes in non-controlling interests						(21)	(21)
Equity – June 30, 2026	219.4	$4,722	$(1,069)	$(659)	$(1,924)	$97	$1,167

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331
Net income					56		56
Other comprehensive income (loss), net of tax			66				66
Activity related to employee stock plans	4.0	26					26
Purchases of treasury stock	(3.5)			(132)			(132)
Changes in non-controlling interests						(3)	(3)
Equity – June 30, 2025	231.1	$4,656	$(1,094)	$(317)	$(2,011)	$110	$1,343

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

Basis of Presentation

The accompanying condensed Consolidated Financial Statements and footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Management believes the accompanying financial statements include all adjustments necessary to state fairly the Company’s financial position and its results of operations for all the periods presented. The information included in this Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Standards Implemented

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

Notes to Consolidated Financial Statements (continued)

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

At June 30, 2026, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $32.2 billion. Approximately 59 percent of the amount is expected to be recognized as revenue in the next two years, approximately 37 percent in the subsequent three years, and the balance thereafter.

During the three months ended June 30, 2026 and June 30, 2025, revenue increased by $2 million and $13 million, respectively from performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about receivables, contract assets and deferred income balances:

	June 30,	March 31,
(Dollars in millions)	2026	2026
Assets
Accounts receivable (net of allowances for credit losses of $5 at June 30, 2026 and $7 at March 31, 2026)(1)	$1,248	$1,300
Long-term accounts receivable(2)	121	80
Sales-type leases receivable	166	156
Contract assets(3)	57	44
Total	$1,592	$1,580
Liabilities
Deferred income (current)	$876	$888
Deferred income (noncurrent)	378	390
Total	$1,255	$1,279
(1)	Includes unbilled receivable balances of $470 million at June 30, 2026 and $431 million at March 31, 2026.
(2)	Long-term accounts receivable includes unbilled receivable balances of $42 million at June 30, 2026 and $46 million at March 31, 2026, and is included within Other noncurrent assets in the Consolidated Balance Sheet.
(3)	Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within Prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three months ended June 30, 2026 and June 30, 2025 that was included within the deferred income balance at March 31, 2026 and March 31, 2025 was $392 million and $322 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Beginning balance	$7	$13
Additions (releases)	(1)	(3)
Write-offs	(1)	(1)
Other*	—	1
Ending balance	$5	$9
*	Primarily represents translation adjustments.

The allowance for expected credit losses of long-term accounts receivable, sales-type leases receivable, and contract assets was not material in any of the periods presented.

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three months ended June 30, 2026 and 2025. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of June 30, 2026 and March 31, 2026, respectively.

Notes to Consolidated Financial Statements (continued)

Deferred Costs

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at June 30, 2026 and March 31, 2026:

	June 30,	March 31,
(Dollars in millions)	2026	2026
Deferred transition costs	$748	$761
Prepaid software costs(1)	1,735	1,809
Capitalized costs to fulfill contracts	218	208
Capitalized costs to obtain contracts	268	268
Total deferred costs(2)	$2,968	$3,046
(1)	Prepaid software costs include deferred costs for committed multi-year, on-premises software purchase contracts.
(2)	Of the total deferred costs, $1,146 million was current and $1,822 million was noncurrent at June 30, 2026, and $1,166 million was current and $1,880 million was noncurrent at March 31, 2026.

The amount of total deferred costs amortized for the three months ended June 30, 2026 was $426 million, composed of $56 million of amortization of deferred transition costs, $275 million of amortization of prepaid software costs and $94 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended June 30, 2025 was $414 million, composed of $63 million of amortization of deferred transition costs, $245 million of amortization of prepaid software costs and $106 million of amortization of capitalized contract costs.

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

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA, which allows our CODM to evaluate operating results excluding certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA is defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. The CODM reviews budget-to-actual variances of revenue and adjusted EBITDA to assess performance and allocate resources to the segments. The Company does not allocate assets to the above reportable segments for our CODM’s review.

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

The following tables reflect the results of the Company’s segments:

	Three Months Ended June 30, 2026
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$954	$534	$1,262	$868	$3,618
Cost of service, excluding depreciation and amortization(1)	569	332	853	580	2,334
Selling, general and administrative expenses, excluding depreciation and amortization(1)	148	84	217	153	602
Other items(2)	17	8	41	74	140
Segment adjusted EBITDA	$220	$109	$151	$62	$542

	Three Months Ended June 30, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$911	$578	$1,356	$898	$3,743
Cost of service, excluding depreciation and amortization(1)	570	371	928	585	2,454
Selling, general and administrative expenses, excluding depreciation and amortization(1)	137	85	218	143	583
Other items(2)	7	7	12	7	34
Segment adjusted EBITDA	$196	$115	$197	$163	$672
(1)	Cost of service, excluding depreciation and amortization and selling, general and administrative expenses, excluding depreciation and amortization are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.
(2)	Other items include workforce rebalancing charges and other expense (income).

The following table reconciles segment adjusted EBITDA to consolidated pretax income (loss):

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Segment adjusted EBITDA	$542	$672
Transaction-related (costs) benefits	38	—
Stock-based compensation expense	(21)	(24)
Impairment expense	(38)	—
Interest expense	(34)	(19)
Depreciation of property, equipment and capitalized software	(183)	(191)
Amortization expense	(338)	(315)
Corporate expense not allocated to the segments	(30)	(26)
Other adjustments*	(5)	(5)
Pretax income (loss)	$(69)	$92
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

Notes to Consolidated Financial Statements (continued)

NOTE 5. TAXES

For the three months ended June 30, 2026, the Company recorded an income tax benefit of $14 million, reflecting an effective tax rate of 20.6%, compared to a tax expense of $36 million and an effective tax rate of 39.1% for the three months ended June 30, 2025.

The income tax benefit in the current-year period was primarily driven by a pretax loss, resulting in a tax benefit in jurisdictions where such losses are expected to be realized. The income tax expense in the prior-year period was primarily attributable to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that were not more likely than not to be realized.

NOTE 6. EARNINGS (LOSS) PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings (loss) per share of common stock for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(In millions, except per share amounts)	2026	2025
Net income (loss) on which basic and diluted earnings per share is calculated	$(55)	$56

Number of shares on which basic earnings (loss) per share is calculated	220.6	230.2
Dilutive effect of stock options and equity awards	—	8.9
Number of shares on which diluted earnings (loss) per share is calculated	220.6	239.1

Basic earnings (loss) per share	$(0.25)	$0.24
Diluted earnings (loss) per share	(0.25)	0.23

For the three months ended June 30, 2026, the number of shares on which basic and diluted earnings (loss) per share is calculated was the same as a result of the net loss incurred in the period. The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended June 30,
(In millions)	2026	2025
Nonvested restricted stock units	7.4	0.8
Nonvested performance-conditioned stock units	4.3	3.4
Nonvested market-conditioned stock units	0.6	—
Stock options issued and outstanding	2.6	—
Total	14.8	4.3

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. During the three months ended June 30, 2026, the company recorded an impairment of $38 million in connection with a non-financial asset that became held for sale and was sold in the quarter. There were no additional impairments of non-financial assets recognized for the three months ended June 30, 2026 or 2025.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2026 and March 31, 2026.

	Fair Value
	Hierarchy	At June 30, 2026			At March 31, 2026
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$8	$58	$(49)	$8	$68	$(60)
Cross-currency swap contracts	2	55	14	41	41	13	28
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	—	7	(7)	3	4	(1)
Total		$63	$78	$(15)	$53	$85	$(32)

The gross balances of derivative assets, including accrued interest, are contained within Prepaid expenses and other current assets, and Other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within Other accrued expenses and liabilities, and Other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at June 30, 2026 and March 31, 2026. The potential effect of such netting arrangements on the Company’s balance sheet is not material for the periods presented. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within Cash and cash equivalents in the Consolidated Balance Sheet at June 30, 2026 and March 31, 2026 were $1.4 billion and $1.7 billion, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The fair value of our outstanding debt (excluding finance lease obligations) is based on various methodologies, including quoted prices in active markets for identical debt instruments, which is a Level 1 measurement, or calculated fair value using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.9 billion as of June 30, 2026 and March 31, 2026. The debt had an estimated fair value of $3.6 billion as of June 30, 2026 and March 31, 2026. See Note 10 – Borrowings for additional information.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties were $0.6 billion for the three months ended June 30, 2026 and $0.6 billion for the three months ended June 30, 2025. Of the receivables sold and derecognized from the Consolidated Balance Sheet, $0.8 billion and $0.9 billion remained uncollected from customers at June 30, 2026 and March 31, 2026, respectively. The fees associated with the transfers of receivables were $4 million for the three months ended June 30, 2026 and $5 million for the three months ended June 30, 2025.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At June 30, 2026			At March 31, 2026
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$694	$—	$694	$402	$—	$402
Net investment hedges	638	500	1,138	749	500	1,249
Derivatives not designated as hedging instruments	$761	$—	$761	$620	$—	$620

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

At June 30, 2026, the maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At June 30, 2026 and March 31, 2026, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At June 30, 2026 and March 31, 2026, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized losses of $1 million and $7 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $1 million (before taxes) of deferred net losses on derivatives in AOCI at June 30, 2026 will be reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

Notes to Consolidated Financial Statements (continued)

Net Investment Hedges

The Company has entered into and designated cross-currency interest rate swap contracts and currency forward contracts as net investment hedges to mitigate foreign exchange exposure related to net investments. Under the terms of the cross-currency swaps, the Company makes fixed-rate payments in foreign currencies and receives fixed-rate amounts in U.S. dollars, with the exchange of the underlying notional amounts at maturity whereby the Company will receive U.S. dollars and pay foreign currencies at exchange rates which are determined at contract inception. Under the terms of the currency forward contracts, the Company commits to sell the local currency of certain subsidiaries in exchange for U.S. dollars at specified forward rates. Derivatives designated as net investment hedges are accounted for using the spot method, with changes in the fair value of the derivatives attributable to changes in spot rates recorded within foreign currency translation adjustments (“CTA”) as a component of other comprehensive income (loss) and remaining there until the hedged net investments are sold or substantially liquidated. The difference between the forward rate and spot rate is excluded from the assessment of hedge effectiveness. Excluded components are recognized in interest expense on the Consolidated Income Statement on a systematic and rational basis over the life of the derivative instruments. Cash flows from derivatives designated as net investment hedges are reported as cash flows from investing activities in the Consolidated Statement of Cash Flows, except for cash flows from the periodic interest settlements of cross-currency interest rate swaps designated as net investment hedges, which are reported as cash flows from operating activities in the Consolidated Statement of Cash Flows.

At June 30, 2026, the maximum remaining length of time over which the Company has hedged its exposure is approximately eight years. At June 30, 2026 and March 31, 2026, the weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately four and three years, respectively. At June 30, 2026 and March 31, 2026, the Company had unrealized losses of $67 million and $81 million (each before taxes), respectively, in AOCI related to net investment hedges. As of June 30, 2026, $37 million of these unrealized losses relate to settled instruments.

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

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
(Dollars in millions)	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
Three months ended June 30:	2026	2025	Line Item	2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$6	$(10)	Cost of services	$—	$(2)	$—	$—
			Other expense (income)	—	—	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	10	(24)	Interest expense	—	—	3	3
Foreign exchange contracts	5	(127)	Interest expense	—	—	4	8
Total	$20	$(161)		$—	$(2)	$7	$10

For the three months ended June 30, 2026 and 2025, there were no gains or losses due to an underlying exposure that did not, or was not expected to, occur.

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended June 30:	Line Item	2026	2025
Foreign exchange contracts	Other expense (income)	$2	$47
Total		$2	$47

For the three months ended June 30, 2026 and 2025, our net income included a gain of $7 million and a loss of $61 million (each before taxes), respectively, from foreign currency transactions.

NOTE 8. ACQUISITIONS AND DIVESTITURES

Proposed Acquisition of Solvinity

In November 2025, the Company entered into an agreement to acquire all outstanding equity interests of Solvinity Group B.V. (“Solvinity”), a provider of managed cloud platforms and services in the Netherlands, for cash consideration of approximately €100 million. As previously disclosed, the transaction was subject to customary closing conditions, including regulatory approval. On May 25, 2026, the State Secretary for Economic Affairs and Climate Policy in the Netherlands issued a decision prohibiting the transaction pursuant to relevant legislation. Solvinity and its controlling shareholders are exploring remedies, including contesting the government’s decision and potentially seeking recovery from the Company. Costs associated with this pending acquisition were immaterial.

Other Disposal Activity

In April 2026, the Company entered into a definitive agreement to sell a wholly-owned digital solutions subsidiary within the Company's Principal Markets segment. During the three months ended June 30, 2026, the Company completed the sale of the business. In connection with the sale, the Company recognized a $40 million pretax gain, which was recorded within Transaction-related costs (benefits) on the Consolidated Income Statement. This

Notes to Consolidated Financial Statements (continued)

disposition is not accounted for as discontinued operations as it does not meet the relevant criteria. The carrying value of the net assets sold was not material.

NOTE 9. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At June 30, 2026			At March 31, 2026
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$186	$(68)	$118	$175	$(59)	$116
Customer relationships*	115	(81)	34	116	(77)	39
Completed technology	13	(6)	7	13	(5)	8
Patents and trademarks*	14	(12)	2	14	(12)	2
Total	$328	$(167)	$161	$318	$(153)	$165
*	Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets decreased by $4 million during the three months ended June 30, 2026, primarily due to amortization, partially offset by capitalized software added during the period. Aggregate intangible asset amortization expense was $15 million for the three months ended June 30, 2026 and 2025. This included amortization of capitalized software of $9 million and $8 million for the three months ended June 30, 2026, and 2025, respectively, which was reported in Depreciation of property, equipment and capitalized software on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at June 30, 2026:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2027 (remaining nine months)	$29	$13	$2	$2	$45
2028	35	5	3	—	42
2029	29	5	3	—	36
2030	18	4	—	—	22
2031	8	4	—	—	11
Thereafter	—	4	—	—	4

Notes to Consolidated Financial Statements (continued)

Goodwill

The changes in the goodwill balances by segment for the three months ended June 30, 2026 were as follows:

		Foreign Currency
(Dollars in millions)	Balance at	Translation	Balance at
Segment	March 31, 2026	Adjustments	June 30, 2026
United States	$11	$—	$11
Japan	484	(1)	483
Principal Markets	92	—	92
Strategic Markets	198	—	198
Total	$786	$(1)	$784

There were no goodwill impairment losses recorded for the three months ended June 30, 2026 and 2025. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

NOTE 10. BORROWINGS

Debt

The Company’s total current portion of long-term debt and short-term debt as of June 30, 2026 and March 31, 2026 was $1.8 billion and $1.8 billion, respectively. As of June 30, 2026, this balance primarily consisted of $781 million of current portion of long term debt, as detailed in the long-term debt table below, and $1 billion outstanding under the Company’s revolving credit facility issued in February 2026. As of March 31, 2026, this balance primarily consisted of $796 million of current portion of long-term debt, as detailed in the long-term debt table below, and $1 billion outstanding under the Company’s revolving credit facility drawn in February 2026.

The following table presents the components of our long-term debt:

			June 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2026	2026
Unsecured senior notes due 2026	2.05%	October 2026	$700	$700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2034	6.35%(1)	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	5.54%(2)	2027-2032	185	204
			$3,085	$3,104
Less: Unamortized discount			3	4
Less: Unamortized debt issuance costs			11	12
Less: Current portion of long-term debt			781	796
Total long-term debt			$2,289	$2,293
(1)	Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.
(2)	Weighted-average discount rate.

Notes to Consolidated Financial Statements (continued)

Contractual obligations of long-term debt outstanding at June 30, 2026, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2027 (remaining nine months)	$703
2028	—
2029	500
2030	—
2031	—
Thereafter	1,700
Total	$2,903

*    Contractual obligations approximate scheduled repayments.

In February 2026, the Company borrowed $1 billion under a $3.15 billion multi-currency revolving credit agreement (“Revolving Credit Agreement”), currently bearing an interest rate of 5.09%. Proceeds are intended to be used for working capital and other general corporate purposes, which may include repayment of indebtedness and acquisitions. The borrowing matures in August 2026. In the second quarter, we have extended it for an additional three months to mature in November 2026. As of June 30, 2026, approximately $2.2 billion of additional capacity remained available. The Company is in compliance with its debt covenants in all periods presented.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at June 30, 2026 and March 31, 2026 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the three months ended June 30, 2026, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

Securities Litigation

In February and March 2026, two purported Company stockholders filed putative class actions in the U.S. District Court for the Eastern District of New York and in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers, alleging false and misleading statements in the Company’s disclosures. In June 2026, the plaintiff in the Eastern District of New York action voluntarily dismissed his claims. The plaintiff in the Southern District of New York action seeks monetary damages and costs and expenses. The Southern District of New York action is ongoing and the Company cannot currently predict its final outcome.

Notes to Consolidated Financial Statements (continued)

NOTE 12. EQUITY

The following table presents reclassifications and taxes related to items of other comprehensive income (loss) for the three months ended June 30, 2026 and 2025:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended June 30, 2026:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(16)	$—	$(16)
Unrealized gains (losses) on net investment hedges	14	—	14
Total foreign currency translation adjustments	$(2)	$—	$(2)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$6	$—	$6
Reclassification of (gains) losses to net income	—	—	(1)
Total unrealized gains (losses) on cash flow hedges	$6	$—	$6
Retirement-related benefit plans:
Amortization of prior service costs (credits)	$2	$—	$1
Amortization of net (gains) losses	—	—	—
Total retirement-related benefit plans	$2	$—	$2
Other comprehensive income (loss)	$6	$(1)	$6

For the three months ended June 30, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$222	$—	$222
Unrealized gains (losses) on net investment hedges	(152)	—	(152)
Total foreign currency translation adjustments	$71	$—	$71
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(10)	$1	$(9)
Reclassification of (gains) losses to net income	2	—	2
Total unrealized gains (losses) on cash flow hedges	$(8)	$1	$(7)
Retirement-related benefit plans – amortization of net (gains) losses	$3	$(1)	$2
Other comprehensive income (loss)	$66	$—	$66

The following table presents the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2026	$(6)	$(961)	$(108)	$(1,074)
Other comprehensive income (loss)	6	(2)	2	6
June 30, 2026	$—	$(962)	$(106)	$(1,069)

April 1, 2025	$1	$(1,016)	$(145)	$(1,160)
Other comprehensive income (loss)	(7)	71	2	66
June 30, 2025	$(6)	$(945)	$(143)	$(1,094)
*	Foreign currency translation adjustments are presented gross except for any associated hedges, which are presented net of tax.

Notes to Consolidated Financial Statements (continued)

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

During the three months ended June 30, 2026 and 2025, the Company repurchased 5.0 million and 1.8 million shares of its common stock, respectively, at an aggregate cost of $64 million and $65 million under the Share Repurchase Program, respectively. As of June 30, 2026, approximately $238 million of capacity remained available under the Share Repurchase Program.

NOTE 13. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Service cost	$8	$8
Interest cost*	16	14
Expected return on plan assets*	(16)	(16)
Amortization of prior service costs (credits)*	2	—
Recognized actuarial losses (gains)*	1	3
Net periodic pension cost	$10	$9
*	These components of net periodic pension cost are included in Other expense (income) in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

NOTE 14. WORKFORCE REBALANCING CHARGES

During the three months ended June 30, 2026, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency, which we expect to continue through the end of the fiscal year 2027 (the “Fiscal 2027 Actions”). We expect these actions will result in workforce rebalancing charges of approximately $200 million.

During the year ended March 31, 2026, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which continued through the end of the fiscal year 2026 (the “Fiscal 2026 Program”). The total charges incurred related to the Fiscal 2026 Program were $60 million.

Notes to Consolidated Financial Statements (continued)

The following table presents the segment breakout of charges incurred during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Costs Incurred to Date
(Dollars in millions)	2026	2025	Fiscal 2027 Actions	Fiscal 2026 Program
United States	$21	$6	$21	$20
Japan	9	4	9	5
Principal Markets	44	11	44	15
Strategic Markets	78	5	78	20
Total charges	$152	$25	$152	$60

The following table presents the classification of workforce rebalancing activities in the Consolidated Income Statement during the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Costs Incurred to Date
(Dollars in millions)	2026	2025	Fiscal 2027 Actions	Fiscal 2026 Program
Workforce rebalancing charges	$152	$25	$152	$60

The following table presents the components of and changes in our workforce rebalancing liabilities during the three months ended June 30, 2026.

	Workforce	Workforce
	Fiscal 2027	Fiscal 2026
(Dollars in millions)	Actions	Program*
Balance at March 31, 2026	$—	$4
Charges	152	—
Cash payments	(18)	(1)
Non-cash adjustments	(1)	—
Balance at June 30, 2026	$133	$3
*	The Fiscal 2026 Program balance excludes workforce rebalancing liabilities inherited from our former Parent of $10 million as of March 31, 2026. Current-year movement excludes cash payments of $1 million and ending balance of $9 million related to actions initiated by and inherited from our former Parent. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2026

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

Financial Performance Summary

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Revenue	$3,618	$3,743
Revenue growth (GAAP)	(3)%	0%
Revenue growth in constant currency*	(3)%	(3)%
Net income (loss)	$(55)	$56
Adjusted EBITDA*	$512	$647
*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results” below.

	June 30,	March 31,
(Dollars in millions)	2026	2026
Assets	$12,026	$12,551
Liabilities	10,859	11,259
Equity	1,167	1,293

For the three months ended June 30, 2026, we reported $3.6 billion in revenue, a decrease of 3 percent compared to the prior-year period. United States revenue increased 5 percent; Japan revenue decreased 8 percent, and increased 2 percent in constant currency; Principal Markets revenue decreased 7 percent; and Strategic Markets revenue decreased 3 percent, in each case compared to the three months ended June 30, 2025. During the period, growth in Kyndryl Consult and hyperscaler-related revenues were partially offset by lengthening sales cycles and evolving content from the Company’s former parent in the Company’s customer engagements. The net loss was $55 million in the three months ended June 30, 2026 compared to net income of $56 million in the three months ended June 30, 2025, driven by a $127 million increase in workforce rebalancing charges, a $38 million increase in impairment expense driven by the sale of a facility in the United States, and a $22 million increase in selling, general and administrative expenses driven by increased expenses to support future growth, partially offset by a lower provision for income taxes of $50 million and a $40 million gain from the sale of a wholly-owned digital solutions subsidiary in the Principal Markets segment (classified as a transaction-related benefit) in the current period.

Macro Dynamics

Global markets have continued to experience volatility in 2026, amid ongoing trade tensions and heightened macroeconomic uncertainties, driven by geopolitical developments and conflicts, concerns over changes in global trade policies and the imposition of import tariffs by the United States, reactions from other nations and proposed U.S.

Management Discussion (continued)

government spending reductions. Increased economic uncertainty has impacted and may continue to impact the level and composition of global macroeconomic activity.

Recent Developments

The Company continues to cooperate with the SEC Division of Enforcement’s investigation relating to the Company’s cash management practices, related disclosures, the efficacy of the Company’s internal control over financial reporting, and certain other matters. The matter is ongoing and the Company cannot currently predict its final outcome. See Note 11 – Commitments and Contingencies in the consolidated financial statements included elsewhere in this report for further information about this and other contingency matters.

In addition, as previously disclosed, the Company identified material weaknesses in internal control over financial reporting. For more information, see “Controls and Procedures” in Part I, Item 4 in this report.

Acquisitions and Divestitures Update

For information concerning our recent acquisitions and divestitures activity, see Note 8 – Acquisitions and Divestitures in the consolidated financial statements included elsewhere in this report.

Segment Results

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three months ended June 30, 2026 and 2025. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended June 30,		Year-over-Year Change
(Dollars in millions)	2026	2025	2026 vs. 2025
Revenue
United States	$954	$911	5%
Japan	534	578	(8)%
Principal Markets	1,262	1,356	(7)%
Strategic Markets	868	898	(3)%
Total revenue	$3,618	$3,743	(3)%
Revenue growth in constant currency(1)	(3)%	(3)%
Adjusted EBITDA(1)
United States	$220	$196	12%
Japan	109	115	(5)%
Principal Markets	151	197	(24)%
Strategic Markets	62	163	(62)%
Corporate and other(2)	(30)	(26)	NM
Total adjusted EBITDA(1)	$512	$647	(21)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income (loss).
(2)	Represents net amounts not allocated to segments.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income (loss) excluding income taxes, interest expense, depreciation and amortization (excluding depreciation of right-of-use assets and amortization of capitalized contract costs), charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies may calculate and define similarly labeled items differently, which may limit the usefulness of these measures for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income (loss) to adjusted EBITDA:

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Net income (loss)	$(55)	$56
Provision for income taxes	(14)	36
Interest expense	34	19
Depreciation of property, equipment and capitalized software	183	191
Amortization expense	338	315
Transaction-related costs (benefits)	(38)	—
Stock-based compensation expense	21	24
Impairment expense	38	—
Other adjustments*	5	5
Adjusted EBITDA (non-GAAP)	$512	$647
*	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

United States

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Revenue	$954	$911
Revenue year-over-year change	5%	(8)%
Adjusted EBITDA	$220	$196
Adjusted EBITDA year-over-year change	12%

For the three months ended June 30, 2026, United States revenue of $954 million increased 5 percent compared to the prior-year quarter, driven by higher revenue from recent signings. Adjusted EBITDA increased $24 million from the prior-year quarter, driven by the higher revenue from recent signings and progress on our key initiatives to drive operating efficiencies, partially offset by a $15 million increase in workforce rebalancing charges.

Management Discussion (continued)

Japan

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Revenue	$534	$578
Revenue year-over-year change	(8)%	2%
Revenue growth in constant currency	2%	(6)%
Adjusted EBITDA	$109	$115
Adjusted EBITDA year-over-year change	(5)%

For the three months ended June 30, 2026, Japan revenue of $534 million decreased 8 percent and included a 10 point impact from currency. Revenue growth in constant currency of 2 percent was driven by higher revenue from recent signings. Adjusted EBITDA decreased $6 million from the prior-year quarter, driven by a $5 million increase in workforce rebalancing charges.

Principal Markets

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Revenue	$1,262	$1,356
Revenue year-over-year change	(7)%	3%
Revenue growth in constant currency	(8)%	(1)%
Adjusted EBITDA	$151	$197
Adjusted EBITDA year-over-year change	(24)%

For the three months ended June 30, 2026, Principal Markets revenue of $1.3 billion decreased 7 percent, and decreased 8 percent in constant currency, compared to the prior-year quarter, primarily driven by actions the Company has taken to reduce certain low-margin components of its customer relationships entered into before the Spin-off. Adjusted EBITDA decreased $46 million from the prior-year quarter, driven by a $33 million increase in workforce rebalancing charges and lower revenue.

Strategic Markets

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Revenue	$868	$898
Revenue year-over-year change	(3)%	3%
Revenue growth in constant currency	(8)%	3%
Adjusted EBITDA	$62	$163
Adjusted EBITDA year-over-year change	(62)%

For the three months ended June 30, 2026, Strategic Markets revenue of $868 million decreased 3 percent and included a 5 point impact from currency. Revenue declined 8 percent in constant currency, compared to the prior-year quarter, primarily driven by actions the Company has taken to reduce certain low-margin components of its customer relationships entered into before the Spin-off. Adjusted EBITDA decreased $101 million from the prior-year quarter, driven by a $73 million increase in workforce rebalancing charges and lower revenue.

Corporate and Other

Corporate and other had an adjusted EBITDA loss of $30 million in the three months ended June 30, 2026, compared to a loss of $26 million in the three months ended June 30, 2025.

Management Discussion (continued)

Costs and Expenses

	Three Months Ended June 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$3,618	$3,743	100.0%	100.0%	(3)%
Cost of services	2,842	2,947	78.6%	78.7%	(4)%
Selling, general and administrative expenses	668	646	18.5%	17.3%	3%
Workforce rebalancing charges	152	25	4.2%	0.7%	498%
Transaction-related costs (benefits)	(38)	—	(1.1)%	0.0%	NM
Impairment expense	38	—	1.0%	0.0%	NM
Interest expense	34	19	0.9%	0.5%	75%
Other expense (income)	(10)	13	(0.3)%	0.3%	NM
Income (loss) before income taxes	$(69)	$92

NM – not meaningful

Cost of services was 78.6% of revenue in the three months ended June 30, 2026, compared to 78.7% in the three months ended June 30, 2025. Selling, general and administrative expenses were 18.5% of revenue in the three months ended June 30, 2026 compared to 17.3% in the prior-year quarter, driven by increased expenses to support future growth. Workforce rebalancing charges were 4.2% of revenue in the three months ended June 30, 2026 compared to 0.7% of revenue in the prior-year quarter. Transaction-related costs (benefits) were (1.1)% of revenue in the three months ended June 30, 2026 due to a $40 million gain from the sale of a wholly-owned digital solutions subsidiary in the Principal Markets segment. Impairment expense was 1.0% of revenue in the three months ended June 30, 2026 driven by the sale of a facility in the United States. Interest expense was 0.9% of revenue in the three months ended June 30, 2026 compared to 0.5% in the prior-year quarter, driven by an increase in debt due to cash borrowed under a revolving credit agreement. Other expense (income) was (0.3)% of revenue in the three months ended June 30, 2026, which was driven by net exchange gains, compared to 0.3% of revenue in the three months ended June 30, 2025, which was driven by net exchange losses.

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

Workforce Rebalancing Charges

Fiscal 2027 Actions

During the three months ended June 30, 2026, management initiated actions to reduce the Company’s overall cost structure and enhance operating efficiency. As a result of these actions, the Company recorded workforce rebalancing charges of $152 million.

Total cash outlays for this program are expected to be approximately $200 million, of which approximately $18 million has been paid through June 30, 2026, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll and related expenses by approximately $400 to $500 million. There can be no guarantee that we will achieve our expected savings.

Management Discussion (continued)

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

Total cash outlays for this program are expected to be approximately $60 million, of which approximately $57 million has been paid through June 30, 2026, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll costs and related expenses by more than $100 million in fiscal year 2027. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended June 30, 2026 was $14 million of benefit, compared to $36 million of expense for the three months ended June 30, 2025. The income tax benefit in the current-year period was primarily driven by a pretax loss, resulting in a tax benefit in jurisdictions where such losses are expected to be realized. The income tax expense in the prior-year period was primarily attributable to taxes on foreign operations and valuation allowances recorded in certain jurisdictions against deferred tax assets that were not more likely than not to be realized.

In assessing the need for a valuation allowance, management considers all available evidence for each jurisdiction, including past operating results, estimates of future taxable income, the reversal of existing temporary differences, and the feasibility of ongoing tax planning strategies and actions. Estimates of future taxable income and loss could change, perhaps materially, which may require us to revise our assessment of the recoverability of the deferred tax asset at that time. Recent improvements in profitability and forecasts of future taxable income have increased the positive evidence considered in certain jurisdictions as part of this assessment. Based on our evaluation of current results and anticipated future earnings, there is a reasonable possibility that we will conclude within the next twelve months that a portion of the valuation allowances recorded in certain jurisdictions is no longer necessary. However, our judgment regarding future taxable income and the timing and amount of any valuation allowance release is subject to change based on future business performance, market conditions and other factors.

The release of any valuation allowance would result in the recognition of deferred tax assets and could result in a material income tax benefit in the period the release is recorded.

Financial Position Dynamics

Total assets of $12.0 billion decreased by $526 million (and decreased by $492 million adjusted for currency) from March 31, 2026, primarily driven by a decrease in cash and cash equivalents of $519 million mainly due to cash used in operating activities of $310 million, cash used in investing activities of $49 million, and cash used in financing activities of $152 million; a decrease in deferred costs of $78 million; and a decrease in accounts receivable of $53 million, partially offset by an increase of $128 million in prepaid expenses and other current assets mainly due to prepayment for software subscriptions.

Total liabilities of $10.9 billion decreased by $400 million (and decreased by $387 million adjusted for currency) from March 31, 2026, primarily driven by a decrease in accounts payable of $294 million due to annual and multi-year software subscription and renewal payments and a decrease in accrued compensation and benefits of $48 million due to payments of annual incentive compensation.

Management Discussion (continued)

Total equity of $1.2 billion decreased by $126 million from March 31, 2026, principally due to our net loss of $55 million in the period and $64 million of share repurchases under our Share Repurchase Program.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents, access to the capital markets and our revolving credit facility will be sufficient to meet our anticipated operating cash needs, and to fund our planned capital investments, debt maturities and stock repurchases for at least the next twelve months. As of June 30, 2026, we had cash and cash equivalents of approximately $2.1 billion and approximately $2.2 billion in available borrowing capacity under our revolving credit facility.

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments and capital expenditures, and may include discretionary debt repayments, stock repurchases and business acquisitions. Our primary sources of liquidity include available cash and cash equivalents, cash from operations and proceeds obtained from long-term debt. Additionally, we have access to incremental liquidity, if needed, through borrowings under our revolving credit facility to manage our working capital and investment needs, as well as access to the capital markets.

As part of our ongoing cash and commercial management strategy with customers and suppliers and as previously disclosed, our standard practice since the time of our Spin-off from IBM is to actively manage our working capital, including accounts receivables and accounts payables. This includes optimizing payment terms and conditions, accelerating certain cash receipts (including through the sale of accounts receivables to third-party financial institutions as described under “Transfers of Financial Assets” below and in Note 7 to the consolidated financial statements) and delaying certain cash payments (including deferring vendor payments quarter to quarter, in certain cases beyond vendor payment terms), and undertaking other discretionary cash and working capital management initiatives. The magnitude of these practices (including deferrals) varies from period to period. The effects of these practices, including any impacts on our cash flows, have been and are reflected in our accounts payable, accounts receivable and operating cash flows, which are accounted for in accordance with U.S. GAAP, the material drivers of which are quantified below under “Cash Flow.” Our working capital and cash flows have also reflected the impact of accrued contract costs in certain periods due to the timing of vendor billings. We may, from time to time, revise or adapt our cash and working capital management practices as we deem appropriate.

Furthermore, our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are generally highest in our first quarter due to multi-year renewals and annual and biannual payments, such as for prepaid software subscriptions and incentive payments. On a continuing basis, we consider various transactions to increase stockholder value and enhance our business results, including acquisitions and divestitures, stock repurchases, and productivity and other efficiency initiatives. These transactions may result in future cash proceeds or payments.

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Three Months Ended June 30,
(Dollars in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(310)	$(124)
Investing activities	(49)	(74)
Financing activities	(152)	(170)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	46
Net change in cash, cash equivalents and restricted cash	$(515)	$(323)

Net cash used in operating activities was $310 million in the three months ended June 30, 2026, which primarily reflects payments for multi-year renewals and annual prepaid software subscriptions and incentive compensation payments. This compares to $124 million in the prior-year period. The year-over-year increase in cash

Management Discussion (continued)

used in operating activities is mainly due to the timing of working capital, including higher software payments of $166 million, primarily for multi-year renewals and annual prepaid software subscriptions, and the timing of receivables resulting in lower billings and collections of $96 million, partially offset by lower annual incentive compensation payments in the current year of $162 million.

Net cash used in investing activities was $49 million in the three months ended June 30, 2026, compared to $74 million in the prior-year period, primarily due to $31 million net cash proceeds from the sale of a wholly-owned digital solutions subsidiary in the Principal Markets segment.

Net cash used in financing activities was $152 million in the three months ended June 30, 2026, compared to $170 million in the prior-year period, mainly due to lower shares repurchased to settle tax withholdings related to the vesting of stock-based awards of $54 million partially offset by higher debt repayments of $16 million.

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

Revolving Credit Agreement

In October 2021, we entered into a $3.15 billion multi-currency revolving credit agreement (the “Revolving Credit Agreement”), which was originally set to expire in October 2026. The Revolving Credit Agreement was amended in June 2023, replacing the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”). In March 2025, we further amended the agreement, extending the maturity to March 2030. Interest rates on borrowings under the Revolving Credit Agreement will be based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement.

In February 2026, the Company borrowed $1 billion under the Revolving Credit Agreement, currently bearing an interest rate of 5.09%. Proceeds are intended to be used for working capital and other general corporate purposes, which may include repayment of indebtedness and acquisitions. The borrowing matures in August 2026. In the second quarter, we have extended it for an additional three months to mature in November 2026. As of June 30, 2026, approximately $2.2 billion of additional capacity remained available.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily accounts receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our accounts receivables to the counterparty. The initial term of this agreement was 18 months, and the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. This agreement was further amended during the quarter ended September 30, 2024 to reduce the committed facility limit from $1 billion to $600 million and to add an incremental uncommitted facility limit of $200 million that is subject to the counterparty’s sole discretion to purchase such incremental amounts. At this time, the agreement will expire in April 2027. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell receivables. These agreements were first executed in June 2022 and subsequently amended to renew automatically every 18 months, unless either party elects not to extend. These facilities are committed for up to approximately $210 million as of June 30, 2026. In aggregate, we have committed facilities of up to approximately $810 million as of June 30, 2026.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $0.6 billion and $0.6 billion for the three months ended June 30, 2026 and June 30, 2025, respectively. The fees associated with the transfers of receivables were $4 million and $5 million for the three months ended June 30, 2026 and June 30, 2025, respectively.

Of the receivables sold and derecognized from the Consolidated Balance Sheet, $0.8 billion and $0.9 billion remained uncollected from customers at June 30, 2026 and March 31, 2026, respectively. Overall, the declining balances of sold receivables have been primarily driven by factoring of receivables from pre-spin customer contracts that gave certain customers extended payment terms. As we have transitioned to new signings, including with existing customers, fewer customers have used extended payment terms, which has caused these balances in the aggregate to continue to decline.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at June 30, 2026 and March 31, 2026 were immaterial.

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

During the three months ended June 30, 2026 and 2025, the Company repurchased 5.0 million and 1.8 million shares of its common stock, respectively, at an aggregate cost of $64 million and $65 million under the Share Repurchase Program, respectively. As of June 30, 2026, approximately $238 million of capacity remained available under the Share Repurchase Program.

Other Information

Signings

The following table presents the Company’s signings for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
(Dollars in billions)	2026	2025
Total signings	$3.9	$3.2

Signings increased by $696 million in the three months ended June 30, 2026, or 22%, compared to the prior-year quarter, with year-over-year increases in the United States, Principal Markets and Strategic Markets segments. Management uses signings to monitor the performance of the business, as a measure of customer engagement and our ability to drive growth. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. Signings should not be considered a comprehensive measure of future revenue, and the conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

Critical Accounting Estimates

The application of U.S. GAAP requires us to make estimates and assumptions about certain items and future events that directly affect our reported financial condition. There have been no changes to our critical accounting policies and estimates as described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (“Form 10-K”).

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

Management Discussion (continued)

Additional risks and uncertainties include, among others, those risks and uncertainties described in the “Risk Factors” section of our Form 10-K for the fiscal year ended March 31, 2026, as such factors may be updated from time to time in the Company’s subsequent filings with the SEC. In addition, other risks and uncertainties that are not currently known to the Company or that the Company currently deems immaterial may also impact actual results and outcomes. Any forward-looking statement in this report speaks only as of the date on which it is made. Except as required by law, the Company assumes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Interim Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

These deficiencies did not result in a misstatement to the interim or annual consolidated financial statements previously filed or included in this Form 10-Q. The Company’s management has concluded that the consolidated financial statements for the periods covered by and included in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows in conformity with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

As defined in Rule 12b-2 of the Exchange Act, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in the amended annual report on Form 10-K/A for the period ended March 31, 2025 (filed on February 17, 2026), management identified the following material weaknesses in the Company’s internal control over financial reporting:

●	The Company’s senior finance executives failed to set an appropriate tone at the top based on the principles associated with the control environment component of the Committee of Sponsoring Organizations of the Treadway Commission’s Internal Control – Integrated Framework (2013) (the “COSO framework”). Specifically, there was a lack of transparency with the Company’s Chief Executive Officer, the Audit Committee of the Board and the Board, such that disclosure processes, including with respect to cash management practices regarding deferring vendor payments quarter to quarter, were impacted. Additionally, the Company lacked an appropriate complement of finance personnel with sufficient understanding of their responsibilities as Disclosure Committee members and with adequate competency in their responsibilities regarding disclosure controls.
●	The Company did not design and maintain effective controls related to the information and communication component of the COSO framework to ensure appropriate communication pertaining to the disclosure process between certain functions within the Company, including the Company’s Disclosure Committee and the Chief Executive Officer, as well as with the Audit Committee and the Board.
●	The aforementioned material weaknesses contributed to an additional material weakness. The Company did not design and maintain effective controls regarding the internal investigation, escalation and documentation of complaints made through the Company’s reporting hotline and certain other available reporting channels, including with respect to appropriate escalation of certain complaints to the Audit Committee.

These material weaknesses did not result in a misstatement of the Company’s previously issued historical consolidated financial statements. However, these material weaknesses could result in a misstatement that would result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

On February 5, 2026, the Company appointed an Interim Chief Financial Officer, Interim General Counsel and Interim Corporate Controller. In addition, the Company has appointed Andrew Bonzani as General Counsel and Secretary effective as of July 6, 2026, and Ellen Johnson as Chief Financial Officer effective as of August 6, 2026. As previously described in Part II, Item 9A of the Company’s 2026 Form 10-K, with oversight from the Audit Committee of our Board, management began implementing a comprehensive remediation plan, including continued focus on strengthening the Company’s control environment and disclosure processes. To date, the Company has made a number of enhancements to its internal control over financial reporting, which notably include:

●	enhanced disclosure controls and procedures related to communication and information sharing, by developing a more detailed reporting and internal review processes, evaluating opportunities for enhancement in our periodic disclosure processes and formalizing forums for additional discussions to facilitate enhanced information sharing across several functions and with senior leadership, as well as with the Chief Executive Officer, the Audit Committee and the Board, including with respect to the Company’s cash management practices;
●	enhanced existing Disclosure Committee responsibilities and processes, by updating the Disclosure Committee Charter to reflect enhancements to the committee composition and roles, facilitating additional discussions, conducting incremental training on the purpose and responsibilities of the Disclosure Committee and related subcertifications, enhancing the disclosure and subcertification process; and
●	implemented enhancements to the Company’s reporting hotline process, including related to the evaluation and escalation to the Company’s Audit Committee of certain reports made through the hotline and certain other available reporting channels.

In addition, the Company is in the process of implementing the following enhancements to its internal control over financial reporting:

●	providing updated training on disclosure controls and procedures and internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for members of management;
●	enhancing the Company’s controls, policies, procedures and training related to timely and accurate communication and information sharing, including enhancing key controls concerning information communicated regarding the application of the Company’s cash management practices; and
●	enhancing the Company’s controls, policies, procedures and training related to the Company’s reporting hotline.

The Company has devoted substantial resources to, and continues to work diligently on, executing on its remediation plan, and expects to remediate the material weaknesses as of March 31, 2027, on which it will report in its fiscal year 2027 annual report on Form 10-K. Management is actively engaged and believes that the remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate. The remediation is subject to ongoing management review, as well as oversight by the Audit Committee of our Board.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation of the deficiencies described above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies, in the notes to consolidated financial statements in this report.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” in our Form 10-K for the year ended March 31, 2026. There have been no material changes with respect to the risk factors disclosed in the Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases during the three months ended June 30, 2026 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 - 30	1,555,835	$13.95	1,555,835	$280
May 1 - 31	1,635,484	12.66	1,635,484	259
June 1 - 30	1,815,250	11.93	1,815,250	238
Total	5,006,569		5,006,569
(a)	All shares were repurchased in open market transactions pursuant to the Share Repurchase Program authorized by our Board of Directors, of which $300 million was publicly announced on November 21, 2024, and an additional $400 million was publicly announced on November 4, 2025. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Share Repurchase Program in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

As previously disclosed on a current report on Form 8-K filed on July 6, 2026, Harsh Chugh, the Company’s current Interim Chief Financial Officer, will be succeeded by Ellen Johnson as the Company’s Chief Financial Officer, effective as of August 6, 2026, the day after the Company files this Form 10-Q. Thereafter, Mr. Chugh will remain at the Company and assist with the transition. On August 4, 2026, Mr. Chugh entered into an agreement in connection with his continued employment as an Executive Advisor. The agreement is effective as of August 6, 2026 and is anticipated to continue until February 5, 2027. While serving as an Executive Advisor, Mr. Chugh will continue to receive his current annual base salary and remains eligible to vest in his outstanding equity awards in accordance with the terms of the Company’s long-term incentive program. Any remaining unvested equity awards as of the termination date of his employment will be forfeited. The foregoing summary of Mr. Chugh’s agreement governing his role as an Executive Advisor does not purport to be complete and is qualified in its entirety by reference to the full text of such agreement, which is filed as Exhibit 10.6 to this Form 10-Q.

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

10.1

Sixth Amendment to Amended and Restated Receivable Purchase Agreement, dated May 1, 2026, by and among Banco Santander S.A., Kyndryl, Inc. and the registrant was filed as Exhibit 10.8 to the registrant’s Annual Report on Form 10-K filed on May 29, 2026, and is hereby incorporated by reference.

10.2	Form of Amended and Restated Kyndryl 2021 Long-Term Performance Plan (LTPP) equity award agreement for performance share units (filed herewith)
10.3	Forms of LTPP equity award agreement for restricted stock units (filed herewith)
10.4	Offer Letter between the registrant and Ellen Johnson, dated July 2, 2026 (filed herewith)
10.5	Offer Letter between the registrant and Andrew Bonzani, dated July 1, 2026 (filed herewith)
10.6	Agreement between Harsh Chugh and Kyndryl, Inc., dated August 4, 2026 (filed herewith)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	August 5, 2026
		By:	/s/ Harsh Chugh

Harsh Chugh
Interim Chief Financial Officer (Principal Financial Officer and Authorized Signatory)