Form 10-Q
period 2026-09-30
Kyndryl Holdings, Inc.
filed 2026-11-04
CIK 1867072

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

The number of shares of the registrant’s Common Stock, par value $0.01 per share, outstanding at October 28, 2026 was 217,828,178.

Part I - Financial Information

Item 1. Consolidated Financial Statements (Unaudited):

KYNDRYL HOLDINGS, INC.
CONSOLIDATED INCOME STATEMENT
(In millions, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$3,651	$3,721	$7,269	$7,464

Cost of services	$2,794	$2,920	$5,636	$5,867
Selling, general and administrative expenses	669	659	1,337	1,305
Workforce rebalancing charges	38	19	190	44
Transaction-related costs (benefits)	3	—	(36)	—
Impairment expense	—	—	38	—
Interest expense	37	20	71	39
Other expense (income)	(1)	5	(11)	18
Total costs and expenses	$3,539	$3,622	$7,226	$7,274

Income before income taxes	$112	$98	$43	$190
Provision for income taxes	$53	$30	$39	$66
Net income	$59	$68	$4	$124

Basic earnings per share	$0.27	$0.29	$0.02	$0.54
Diluted earnings per share	$0.27	$0.29	$0.02	$0.52

Weighted-average basic shares outstanding	218.0	230.6	219.3	230.4
Weighted-average diluted shares outstanding	219.1	235.9	221.3	237.5

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$59	$68	$4	$124
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments	(7)	(15)	(23)	207
Unrealized gains (losses) on net investment hedges	(26)	14	(11)	(138)
Total foreign currency translation adjustments	(33)	(2)	(35)	69
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	(3)	8	3	(2)
Reclassification of (gains) losses to net income	1	(1)	1	1
Total unrealized gains (losses) on cash flow hedges	(2)	7	4	(1)
Retirement-related benefit plans:
Amortization of prior service costs (credits)	2	—	3	—
Amortization of net (gains) losses	—	3	1	5
Total retirement-related benefit plans	2	3	4	5
Other comprehensive income (loss), before tax	(33)	8	(27)	73
Income tax (expense) benefit related to items of other comprehensive income (loss)	—	(1)	(1)	(1)
Other comprehensive income (loss), net of tax	(34)	7	(28)	72
Total comprehensive income (loss)	$25	$74	$(24)	$196

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions, except per share amount)

(Unaudited)

	September 30,	March 31,
	2026	2026
Assets:
Current assets:
Cash and cash equivalents	$1,659	$2,623
Restricted cash	13	3
Accounts receivable (net of allowances for credit losses of $8 at September 30, 2026 and $7 at March 31, 2026)	1,217	1,300
Deferred costs (current portion)	1,163	1,166
Prepaid expenses and other current assets	536	436
Total current assets	$4,588	$5,528

Property and equipment, net	$2,533	$2,517
Operating right-of-use assets, net	831	853
Deferred costs (noncurrent portion)	1,843	1,880
Deferred taxes	253	240
Goodwill	918	786
Intangible assets, net	327	165
Pension assets	232	222
Other noncurrent assets	340	360
Total assets	$11,866	$12,551

Liabilities:
Current liabilities:
Accounts payable	$994	$1,346
Value-added tax and income tax liabilities	217	278
Current portion of long-term debt and short-term debt	778	1,796
Accrued compensation and benefits	474	463
Deferred income (current portion)	838	888
Operating lease liabilities (current portion)	248	265
Accrued contract costs	368	369
Other accrued expenses and liabilities	899	903
Total current liabilities	$4,816	$6,307

Long-term debt	$3,281	$2,293
Retirement and nonpension postretirement benefit obligations	487	490
Deferred income (noncurrent portion)	364	390
Operating lease liabilities (noncurrent portion)	582	602
Other noncurrent liabilities	1,160	1,176
Total liabilities	$10,689	$11,259
Commitments and contingencies

Equity:
Stockholders’ equity
Common stock, par value $0.01 per share, and additional paid-in capital (shares authorized: 1,000.0; shares issued: September 30, 2026 – 248.7, March 31, 2026 – 244.4)	$4,744	$4,701
Accumulated deficit	(1,865)	(1,869)
Treasury stock, at cost (shares: September 30, 2026 – 30.8, March 31, 2026 – 21.7)	(699)	(582)
Accumulated other comprehensive income (loss)	(1,103)	(1,074)
Total stockholders’ equity before non-controlling interests	$1,077	$1,175
Non-controlling interests	99	117
Total equity	$1,176	$1,293
Total liabilities and equity	$11,866	$12,551

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

(Unaudited)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$4	$124
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization:
Depreciation of property, equipment and capitalized software	372	384
Depreciation of right-of-use assets	139	147
Amortization of transition costs and prepaid software	655	613
Amortization of capitalized contract costs	196	231
Amortization of acquisition-related intangible assets	13	14
Stock-based compensation	43	50
Deferred taxes	(55)	(17)
Net (gain) loss on asset sales and other	22	—
Change in operating assets and liabilities:
Right-of-use assets and liabilities (excluding depreciation)	(155)	(173)
Workforce rebalancing liabilities	94	(1)
Current accounts receivable	91	71
Lease and other receivables	(40)	(64)
Accounts payable	(396)	(328)
Taxes	(54)	23
Deferred transition costs and prepaid software (excluding amortization)	(564)	(1,469)
Capitalized contract costs (excluding amortization)	(250)	(228)
Other assets and other liabilities	(250)	645
Net cash provided by (used in) operating activities	$(137)	$22

Cash flows from investing activities:
Capital expenditures	$(363)	$(272)
Proceeds from disposition of property and equipment	66	51
Acquisitions and divestitures, net of cash acquired	(275)	1
Other investing activities, net	4	26
Net cash used in investing activities	$(568)	$(196)

Cash flows from financing activities:
Debt repayments	$(88)	$(70)
Repayment of the revolving credit facility	(1,000)	—
Proceeds from issuance of debt, net of debt issuance costs	986	—
Common stock repurchases	(97)	(151)
Common stock repurchases for tax withholdings	(20)	(89)
Other financing activities, net	(23)	(1)
Net cash used in financing activities	$(242)	$(310)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(6)	$30
Net change in cash, cash equivalents and restricted cash	$(953)	$(453)

Cash, cash equivalents and restricted cash at beginning of period	$2,626	$1,789
Cash, cash equivalents and restricted cash at end of period	$1,672	$1,336

Supplemental data:
Income taxes paid, net of refunds received	$109	$92
Interest paid on debt	$89	$58

The accompanying notes are an integral part of the financial statements.

KYNDRYL HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EQUITY

(In millions)

(Unaudited)

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2026	219.4	$4,722	$(1,069)	$(659)	$(1,924)	$97	$1,167
Net income					59		59
Other comprehensive income (loss), net of tax			(34)				(34)
Activity related to employee stock plans	1.4	22					22
Purchases of treasury stock	(3.0)			(39)			(39)
Changes in non-controlling interests						2	2
Equity – September 30, 2026	217.8	$4,744	$(1,103)	$(699)	$(1,865)	$99	$1,176

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – July 1, 2025	231.1	$4,656	$(1,094)	$(317)	$(2,011)	$110	$1,343
Net income					68		68
Other comprehensive income (loss), net of tax			7				7
Activity related to employee stock plans	1.7	30					30
Purchases of treasury stock	(3.4)			(111)			(111)
Changes in non-controlling interests						3	3
Equity – September 30, 2025	229.4	4,686	(1,088)	(427)	(1,943)	112	1,340

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2026	222.7	$4,701	$(1,074)	$(582)	$(1,869)	$117	$1,293
Net income					4		4
Other comprehensive income (loss), net of tax			(28)				(28)
Activity related to employee stock plans	4.2	43					43
Purchases of treasury stock	(9.1)			(117)			(117)
Changes in non-controlling interests						(18)	(18)
Equity – September 30, 2026	217.8	$4,744	$(1,103)	$(699)	$(1,865)	$99	$1,176

	Common Stock and		Accumulated
	Additional		Other			Non-
	Paid-In Capital		Comprehensive	Treasury	Accumulated	Controlling	Total
	Shares	Amount	Income (Loss)	Stock	Deficit	Interests	Equity
Equity – April 1, 2025	230.6	$4,631	$(1,160)	$(184)	$(2,067)	$113	$1,331
Net income					124		124
Other comprehensive income (loss), net of tax			72				72
Activity related to employee stock plans	5.7	55					55
Purchases of treasury stock	(7.0)			(243)			(243)
Changes in non-controlling interests						—	—
Equity – September 30, 2025	229.4	$4,686	$(1,088)	$(427)	$(1,943)	$112	$1,340

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

Within the financial statements and tables presented, certain columns and rows may not add due to the use of rounded numbers for disclosure purposes. Percentages presented are calculated from the underlying whole-dollar amounts. Certain items have been recast to conform to current-period presentation, as further described in these footnotes to the accompanying financial statements.

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

At September 30, 2026, the aggregate amount of RPO related to customer contracts that are unsatisfied or partially unsatisfied was $33.1 billion. Approximately 58 percent of the amount is expected to be recognized as revenue in the next two years, approximately 37 percent in the subsequent three years, and the balance thereafter.

During the three and six months ended September 30, 2026, revenue increased by $39 million and $41 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to the resolution of a commercial matter. During the three and six months ended September 30, 2025, revenue increased by $18 million and $25 million, respectively, for performance obligations satisfied (or partially satisfied) in previous periods, mainly due to changes in estimates.

Notes to Consolidated Financial Statements (continued)

Contract Balances

The following table provides information about receivables, contract assets and deferred income balances:

	September 30,	March 31,
(Dollars in millions)	2026	2026
Assets
Accounts receivable (net of allowances for credit losses of $8 at September 30, 2026 and $7 at March 31, 2026)(1)	$1,217	$1,300
Long-term accounts receivable(2)	107	80
Sales-type leases receivable(3)	172	156
Contract assets(4)	63	44
Total	$1,559	$1,580
Liabilities
Deferred income (current)	$838	$888
Deferred income (noncurrent)	364	390
Total	$1,202	$1,279
(1)	Includes unbilled receivable balances of $455 million at September 30, 2026 and $431 million at March 31, 2026.
(2)	Long-term accounts receivable includes unbilled receivable balances of $45 million at September 30, 2026 and $46 million at March 31, 2026, and is included within Other noncurrent assets in the Consolidated Balance Sheet.
(3)	The current portion of sales-type leases receivable was $25 million at September 30, 2026 and March 31, 2026 and is included in Prepaid expenses and other current assets. The noncurrent portion of sales-type leases receivable was $146 million at September 30, 2026 and $131 million at March 31, 2026 and is included in Other noncurrent assets in the Consolidated Balance Sheet.
(4)	Contract assets represent services performed by the Company prior to billing the client, which give the Company the right to consideration that is typically subject to milestone completion or client acceptance. They are included within Prepaid expenses and other current assets in the Consolidated Balance Sheet.

The amount of revenue recognized during the three and six months ended September 30, 2026 that was included within the deferred income balance at the beginning of the period was $358 million and $591 million, respectively. The amount of revenue recognized during the three and six months ended September 30, 2025 that was included within the deferred income balance at the beginning of the period was $362 million and $517 million, respectively.

The following table provides roll-forwards of the accounts receivable allowance for expected credit losses for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
(Dollars in millions)	2026	2025
Beginning balance	$7	$13
Additions (releases)	6	1
Write-offs	(4)	(5)
Other*	—	1
Ending balance	$8	$9
*	Primarily represents translation adjustments.

The allowance for expected credit losses of long-term accounts receivable, sales-type leases receivable, and contract assets was not material in any of the periods presented.

Notes to Consolidated Financial Statements (continued)

Major Clients

No single client represented more than 10 percent of the Company’s total revenue during the three and six months ended September 30, 2026 and 2025. No single client represented more than 10 percent of the Company’s total accounts receivable balance as of September 30, 2026 and March 31, 2026.

Deferred Costs

The following table provides amounts of capitalized costs to acquire and fulfill customer contracts at September 30, 2026 and March 31, 2026:

	September 30,	March 31,
(Dollars in millions)	2026	2026
Deferred transition costs	$732	$761
Prepaid software costs(1)	1,748	1,809
Capitalized costs to fulfill contracts	254	208
Capitalized costs to obtain contracts	272	268
Total deferred costs(2)	$3,006	$3,046
(1)	Prepaid software costs include deferred costs for committed multi-year, on-premises software purchase contracts.
(2)	Of the total deferred costs, $1,163 million was current and $1,843 million was noncurrent at September 30, 2026, and $1,166 million was current and $1,880 million was noncurrent at March 31, 2026.

The amount of total deferred costs amortized for the three months ended September 30, 2026 was $425 million, composed of $60 million of amortization of deferred transition costs, $264 million of amortization of prepaid software costs and $102 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2026 was $851 million, composed of $116 million of amortization of deferred transition costs, $539 million of amortization of prepaid software costs and $196 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the three months ended September 30, 2025 was $431 million, composed of $59 million of amortization of deferred transition costs, $246 million of amortization of prepaid software costs and $125 million of amortization of capitalized contract costs. The amount of total deferred costs amortized for the six months ended September 30, 2025 was $844 million, composed of $122 million of amortization of deferred transition costs, $491 million of amortization of prepaid software costs and $231 million of amortization of capitalized contract costs.

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

Principal Markets: This reportable segment represents the aggregation of our operations in Canada, the United Kingdom / Ireland and certain European markets comprised of France, Germany, Italy and Spain / Portugal.

Strategic Markets: This reportable segment represents the aggregation of our operations in all other countries in which we operate, which includes countries in regions such as Latin America, Europe, Middle East & Africa, as well as Asia Pacific (including India and excluding Japan).

The Company made a minor change to its geographic reportable segments effective during the quarter ended September 30, 2026 to reflect how the Company manages its operations and measures business performance,

Notes to Consolidated Financial Statements (continued)

transitioning the reporting and management of its operations in India from the Principal Markets segment to the Strategic Markets segment to strengthen coordination across the Asia Pacific region, outside of Japan. All historical reportable segment information has been recast to reflect this change.

The measure of segment operating performance used by Kyndryl’s CODM is adjusted EBITDA, which allows our CODM to evaluate operating results excluding certain items whose fluctuation from period to period do not necessarily correspond to changes in the operations of our business. Adjusted EBITDA is defined as net income excluding income taxes, interest expense, depreciation of property, equipment and capitalized software, amortization of transition costs and prepaid software, amortization of acquisition-related intangible assets, charges related to ceasing to use leased and owned fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. The CODM reviews budget-to-actual variances of revenue and adjusted EBITDA to assess performance and allocate resources to the segments. The Company does not allocate assets to the above reportable segments for our CODM’s review.

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

The following tables reflect the results of the Company’s segments:

	Three Months Ended September 30, 2026
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$980	$555	$1,177	$939	$3,651
Cost of service, excluding depreciation and amortization(1)	549	354	777	607	2,288
Selling, general and administrative expenses, excluding depreciation and amortization(1)	158	88	196	162	604
Other items(2)	(2)	5	3	28	35
Segment adjusted EBITDA	$273	$108	$201	$142	$725

	Three Months Ended September 30, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$899	$581	$1,254	$987	$3,721
Cost of service, excluding depreciation and amortization(1)	557	366	845	657	2,425
Selling, general and administrative expenses, excluding depreciation and amortization(1)	145	90	204	167	605
Other items(2)	3	3	5	10	21
Segment adjusted EBITDA	$195	$123	$200	$152	$669
(1)	Cost of service and general and administrative expenses are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.
(2)	Other items include workforce rebalancing charges and other expense (income).

Notes to Consolidated Financial Statements (continued)

	Six Months Ended September 30, 2026
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$1,933	$1,089	$2,380	$1,867	$7,269
Cost of service, excluding depreciation and amortization(1)	1,119	686	1,590	1,228	4,622
Selling, general and administrative expenses, excluding depreciation and amortization(1)	306	172	403	324	1,206
Other items(2)	15	14	41	105	175
Segment adjusted EBITDA	$493	$218	$346	$210	$1,267

	Six Months Ended September 30, 2025
	United		Principal	Strategic	Total
(Dollars in millions)	States	Japan	Markets	Markets	Segments
Revenue	$1,810	$1,160	$2,549	$1,945	$7,464
Cost of service, excluding depreciation and amortization(1)	1,127	737	1,732	1,284	4,879
Selling, general and administrative expenses, excluding depreciation and amortization(1)	282	175	410	322	1,188
Other items(2)	10	11	16	18	55
Segment adjusted EBITDA	$391	$238	$391	$322	$1,342
(1)	Cost of service and general and administrative expenses are both used in calculating segment adjusted EBITDA and exclude depreciation of property, equipment and capitalized software and amortization of transition costs and prepaid software.
(2)	Other items include workforce rebalancing charges and other expense (income).

The following table reconciles segment adjusted EBITDA to consolidated pretax income:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Segment adjusted EBITDA	$725	$669	$1,267	$1,342
Transaction-related (costs) benefits	(3)	—	36	—
Stock-based compensation expense	(22)	(26)	(43)	(50)
Impairment expense	—	—	(38)	—
Interest expense	(37)	(20)	(71)	(39)
Depreciation of property, equipment and capitalized software	(189)	(193)	(372)	(384)
Amortization of transition costs and prepaid software(1)	(323)	(306)	(655)	(613)
Amortization of acquisition-related intangible assets(1)	(6)	(7)	(13)	(14)
Corporate expense not allocated to the segments	(26)	(28)	(56)	(53)
Other adjustments(2)	(7)	9	(12)	4
Pretax income	$112	$98	$43	$190
(1)	Amounts have been recast to conform to current period presentation.
(2)	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

Notes to Consolidated Financial Statements (continued)

NOTE 5. TAXES

For the three months ended September 30, 2026, the Company’s effective tax rate was 47.7%, compared to 30.6% for the three months ended September 30, 2025. For the six months ended September 30, 2026, the Company’s effective tax rate was 90.7%, compared to 34.7% for the six months ended September 30, 2025.

The Company’s effective tax rate for the three and six months ended September 30, 2026 and 2025 exceeded the Company’s statutory tax rate primarily due to taxes on foreign operations, uncertain tax positions, and valuation allowances recorded in certain jurisdictions. For the six months ended September 30, 2026, the effective tax rate was additionally impacted by the finalization of the prior-year income tax returns and the level of year-to-date pretax income.

NOTE 6. EARNINGS PER SHARE

We did not declare any dividends in the periods presented. The following table provides the computation of basic and diluted earnings per share of common stock for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Net income on which basic and diluted earnings per share is calculated	$59	$68	$4	$124

Number of shares on which basic earnings per share is calculated	218.0	230.6	219.3	230.4
Dilutive effect of stock options and equity awards	1.1	5.2	2.0	7.0
Number of shares on which diluted earnings per share is calculated	219.1	235.9	221.3	237.5

Basic earnings per share	$0.27	$0.29	$0.02	$0.54
Diluted earnings per share	0.27	0.29	0.02	0.52

The following securities were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
(In millions)	2026	2025	2026	2025
Nonvested restricted stock units	2.9	2.5	3.5	1.6
Nonvested performance-conditioned stock units	6.1	4.2	4.7	3.7
Nonvested market-conditioned stock units	0.3	—	0.3	—
Stock options issued and outstanding	2.5	—	2.5	—
Total	11.8	6.7	11.0	5.3

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

We perform a qualitative assessment of asset impairments on a periodic basis and recognize an impairment if there are sufficient indicators that the fair value is less than carrying value. During the three months ended June 30, 2026, the Company recorded an impairment of $38 million in connection with a non-financial asset that became held for sale and was sold in the period. There were no additional impairments of non-financial assets recognized for the three and six months ended September 30, 2026 or 2025.

Notes to Consolidated Financial Statements (continued)

Financial Assets and Liabilities Measured at Fair Value

The following table presents the Company’s financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2026 and March 31, 2026:

	Fair Value
	Hierarchy	At September 30, 2026			At March 31, 2026
(Dollars in millions)	Level	Assets	Liabilities	Fair Value	Assets	Liabilities	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	2	$5	$8	$(4)	$8	$68	$(60)
Cross-currency swap contracts	2	31	14	17	41	13	28
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2	2	53	(51)	3	4	(1)
Total		$38	$76	$(38)	$53	$85	$(32)

The gross balances of derivative assets, including accrued interest, are contained within Prepaid expenses and other current assets, and Other noncurrent assets in the Consolidated Balance Sheet. The gross balances of derivative liabilities are contained within Other accrued expenses and liabilities, and Other noncurrent liabilities in the Consolidated Balance Sheet. The Company may enter into master netting agreements with certain counterparties that allow for netting of exposures. There was no netting of derivative assets against liabilities in the Consolidated Balance Sheet at September 30, 2026 and March 31, 2026. The potential effect of such netting arrangements on the Company’s balance sheet is not material for the periods presented. The Company manages counterparty risk by seeking counterparties of high credit quality and by monitoring credit ratings, credit spreads and other relevant public information about its counterparties. The Company does not anticipate nonperformance by any of the counterparties.

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

The Company also has time deposits that have maturities of 90 days or less, and their carrying values approximate fair value. They are measured for impairment on a recurring basis by comparing their fair value with their amortized cost basis. There were no impairments of financial assets recognized for any of the periods presented. The balances of these time deposits with maturities of 90 days or less contained within Cash and cash equivalents in the Consolidated Balance Sheet at September 30, 2026 and March 31, 2026 were $1.0 billion and $1.7 billion, respectively. If measured at fair value in the consolidated financial statements, time deposits with maturities of 90 days or less would be categorized as Level 2 in the fair value hierarchy.

The Company’s long-term debt is comprised primarily of registered debt, and its fair value is based on quoted prices in active markets for identical debt instruments, which is a Level 1 measurement. The fair value of our other long-term debt (excluding finance lease obligations) is calculated using an expected present value technique that uses rates currently available to the Company for debt in active markets with similar terms and remaining maturities, which is a Level 2 measurement. Our outstanding debt (excluding finance lease obligations) had a carrying value of $3.9 billion as of September 30, 2026 and March 31, 2026. The debt had an estimated fair value of $3.5 billion as of September 30, 2026 and $3.6 billion as of March 31, 2026. See Note 10 – Borrowings for additional information.

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

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties were $539 million and $1.1 billion for the three and six months ended September 30, 2026, respectively, and $563 million and $1.2 billion for the three and six months ended September 30, 2025, respectively. Of the receivables sold and derecognized from the Consolidated Balance Sheet, $0.8 billion and $0.9 billion remained uncollected from customers at September 30, 2026 and March 31, 2026, respectively. The fees associated with the transfers of receivables were $5 million and $9 million for the three and six months ended September 30, 2026, respectively, and $5 million and $10 million for the three and six months ended September 30, 2025, respectively.

Derivative Financial Instruments

The following table summarizes the notional amounts of the Company’s outstanding derivatives:

	At September 30, 2026			At March 31, 2026
(Dollars in millions)	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount	Foreign Exchange Contracts	Cross-currency Swap Contracts	Total Notional Amount
Derivatives designated as hedging instruments
Cash flow hedges	$610	$—	$610	$402	$—	$402
Net investment hedges	—	500	500	749	500	1,249
Derivatives not designated as hedging instruments	$2,081	$—	$2,081	$620	$—	$620

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

At September 30, 2026, the maximum remaining length of time over which the Company has hedged its exposure is approximately one year. At September 30, 2026 and March 31, 2026, the weighted-average remaining maturity of these instruments was approximately 0.5 years. At September 30, 2026 and March 31, 2026, in connection with cash flow hedges of foreign currency cost transactions, the Company had unrealized losses of $3 million and $7 million (each before taxes), respectively, in accumulated other comprehensive income (“AOCI”). The Company estimates that $3 million (before taxes) of deferred net losses on derivatives in AOCI at September 30, 2026 will be

Notes to Consolidated Financial Statements (continued)

reclassified to net income within the next twelve months, providing an offsetting economic impact against the underlying anticipated transactions.

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

At September 30, 2026, the maximum remaining length of time over which the Company has hedged its exposure is approximately seven years. At September 30, 2026 and March 31, 2026, the weighted-average remaining maturity of the Company’s net investment hedge instruments was approximately seven and three years, respectively. At September 30, 2026 and March 31, 2026, the Company had unrealized losses of $93 million and $81 million (each before taxes), respectively, in AOCI related to net investment hedges. As of September 30, 2026, $37 million of these unrealized losses relate to settled instruments.

In September 2026, the Company entered into non-designated foreign currency forward contracts to lock in the expected settlement amounts of its remaining foreign currency forward net investment hedge positions scheduled to mature in October 2026. These contracts, together with the net investment hedges that were de-designated, were the primary driver of the increase in the notional amount of derivatives not designated as hedging instruments and were subsequently settled in October 2026.

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

Notes to Consolidated Financial Statements (continued)

The Effect of Derivative Instruments in the Consolidated Income Statement

The effects of derivatives designated as hedging instruments on the Consolidated Income Statement and Other Comprehensive Income are as follows:

(Dollars in millions)	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
Three months ended	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
September 30:	2026	2025	Line Item	2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$(3)	$8	Cost of services	$(1)	$(1)	$—	$—
			Other expense (income)	—	3	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	(21)	11	Interest expense	—	—	3	3
Foreign exchange contracts	(5)	3	Interest expense	—	—	3	7
Total	$(29)	$21		$(1)	$1	$6	$10

(Dollars in millions)	Unrealized Gain (Loss)		Consolidated	Gain (Loss) Reclassified		Amounts Excluded from
Six months ended	Recognized in OCI		Income Statement	from AOCI to Income		Effectiveness Testing
September 30:	2026	2025	Line Item	2026	2025	2026	2025
Derivative instruments in cash flow hedges:
Foreign exchange contracts	$3	$(2)	Cost of services	$—	$(3)	$—	$—
			Other expense (income)	—	3	—	—
Derivative instruments in net investment hedges:
Cross-currency swaps	(11)	(14)	Interest expense	—	—	6	6
Foreign exchange contracts	—	(124)	Interest expense	—	—	7	15
Total	$(8)	$(140)		$(1)	$(1)	$13	$20

For the three and six months ended September 30, 2026 and 2025, the gains or losses due to underlying exposure that did not occur or was not expected to occur were immaterial.

Notes to Consolidated Financial Statements (continued)

The effects of derivatives not designated as hedging instruments on the Consolidated Income Statement are as follows:

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Three months ended September 30:	Line Item	2026	2025
Foreign exchange contracts	Other expense (income)	$(1)	$(5)
Total		$(1)	$(5)

	Consolidated	Gain (Loss)
(Dollars in millions)	Income Statement	Recognized on Derivatives
Six months ended September 30:	Line Item	2026	2025
Foreign exchange contracts	Other expense (income)	$1	$42
Total		$1	$42

For the three months ended September 30, 2026 and 2025, our net income included a loss of $3 million and a gain of $1 million (each before taxes), respectively, from foreign currency transactions. For the six months ended September 30, 2026 and 2025, our net income included a gain of $4 million and a loss of $60 million (each before taxes), respectively, from foreign currency transactions.

NOTE 8. ACQUISITIONS AND DIVESTITURES

Acquisition of Healthcare IT Leaders, LLC

In September 2026, the Company completed the acquisition of Healthcare IT Leaders, LLC (“Healthcare IT Leaders”), an enterprise IT services provider serving hospitals and health systems across the United States, by acquiring all outstanding equity interests of Healthcare IT Leaders. The acquisition strengthens the Company’s capabilities in healthcare application implementation and managed services and expands the Company’s ability to help healthcare customers modernize mission-critical systems and accelerate digital transformation. The acquisition of Healthcare IT Leaders was accounted for as a business combination in accordance with ASC 805, Business Combinations. Costs associated with this acquisition were immaterial. The operations of Healthcare IT Leaders are included in the Company’s operating results beginning on the acquisition date. Historical and pro forma disclosures are not provided as the historical operating results of Healthcare IT Leaders were not material to the Company’s consolidated financial statements.

The total purchase consideration consisted of $307 million in cash and contingent consideration with an acquisition date fair value of $34 million. The Company will pay up to $40 million in cash contingent upon the achievement of certain revenue-based performance metrics and milestones. The contingent consideration arrangement represents a Level 3 measurement as defined in ASC 820, Fair Value Measurements and Disclosures.

Notes to Consolidated Financial Statements (continued)

The purchase price allocation resulted in approximately $170 million in intangible assets, primarily consisting of $151 million in customer relationships and $17 million in trade name, with estimated useful lives of 8 and 10 years, respectively, assets transferred of $71 million (inclusive of cash acquired of $1 million), liabilities assumed of $33 million, and goodwill of $132 million, primarily attributable to synergies expected to arise from this acquisition. Goodwill is deductible for income tax purposes. The purchase price allocation for this acquisition is preliminary, and there may be changes in the allocation of consideration to assets acquired and liabilities assumed, including intangible assets and goodwill, for up to twelve months from the acquisition date.

Proposed Acquisition of Solvinity

In November 2025, the Company entered into an agreement to acquire all outstanding equity interests of Solvinity Group B.V. (“Solvinity”), a provider of managed cloud platforms and services in the Netherlands, for cash consideration of approximately €100 million. As previously disclosed, the transaction was subject to customary closing conditions, including regulatory approval. On May 25, 2026, the Dutch State Secretary for Economic Affairs and Climate Policy issued a decision prohibiting the transaction pursuant to relevant legislation. The State Secretary reaffirmed the original decision on October 13, 2026, following an independent review by the Dutch Ministry for Economic Affairs. The Company and Solvinity and its controlling shareholders continue to be engaged in proceedings related to the matter, including with respect to claims for potential recovery from the Company, and the Company cannot currently predict the final outcome.

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

NOTE 9. INTANGIBLE ASSETS INCLUDING GOODWILL

Intangible Assets

The following table presents the Company’s intangible asset balances by major asset class.

	At September 30, 2026			At March 31, 2026
	Gross Carrying	Accumulated	Net Carrying	Gross Carrying	Accumulated	Net Carrying
(Dollars in millions)	Amount	Amortization	Amount	Amount	Amortization	Amount
Capitalized software	$197	$(77)	$120	$175	$(59)	$116
Customer relationships*	268	(88)	179	116	(77)	39
Completed technology	16	(6)	9	13	(5)	8
Patents and trademarks*	31	(13)	18	14	(12)	2
Total	$512	$(185)	$327	$318	$(153)	$165
*	Amounts include effects from foreign currency translation.

The net carrying amount of intangible assets increased by $162 million during the six months ended September 30, 2026, primarily due to intangible assets acquired as part of the acquisition of Healthcare IT Leaders (see Note 8 – Acquisitions and Divestitures for additional details). Aggregate intangible asset amortization expense was $16 million and $31 million for the three and six months ended September 30, 2026, compared to $13 million and $28 million for the three and six months ended September 30, 2025, respectively. This included amortization of capitalized software of $9

Notes to Consolidated Financial Statements (continued)

million and $18 million for the three and six months ended September 30, 2026, respectively, which was reported in Depreciation of property, equipment and capitalized software on the Consolidated Statement of Cash Flows.

The future amortization expense relating to intangible assets currently recorded in the Consolidated Balance Sheet was estimated to be the following at September 30, 2026:

	Capitalized	Customer	Completed	Patents and
(Dollars in millions)	Software	Relationships	Technology	Trademarks	Total
Year ending March 31:
2027 (remaining six months)	$21	$17	$2	$2	$41
2028	37	24	3	2	65
2029	31	24	3	2	60
2030	20	23	1	2	45
2031	10	23	—	2	35
Thereafter	1	70	—	9	81

Goodwill

The changes in the goodwill balances by segment for the six months ended September 30, 2026 were as follows:

			Foreign Currency
(Dollars in millions)	Balance at		Translation		Balance at
Segment	March 31, 2026	Acquisitions*	Adjustments	Reallocation	September 30, 2026
United States	$11	$132	$—	$—	$143
Japan	484	—	1	—	485
Principal Markets	92	—	—	(4)	88
Strategic Markets	198	—	—	4	202
Total	$786	$132	$1	$—	$918
*	This amount represent the goodwill acquired as part of the purchase of Healthcare IT Leaders. See Note 8 – Acquisitions and Divestitures for additional details.

As disclosed in Note 4 – Segments, Kyndryl’s operations in India transitioned from the Principal Markets segment to the Strategic Markets segment in the quarter ended September 30, 2026. In addition to reallocating goodwill from Principal Markets to Strategic Markets, the Company further refined its reporting unit structure within Strategic Markets. This resulted in a reallocation of goodwill within Strategic Markets reporting units using the relative fair value approach.

The Company performed a quantitative impairment test immediately before and after the change in reporting units and concluded that their fair values exceeded carrying values, including goodwill. Accordingly, the Company concluded that the goodwill related to those reporting units was not impaired.

There were no goodwill impairment losses recorded for the six months ended September 30, 2026 and 2025. Management reviews goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable by first assessing qualitative factors to determine if it is more likely than not that fair value is less than carrying value.

Notes to Consolidated Financial Statements (continued)

NOTE 10. BORROWINGS

The Company’s total current portion of long-term debt and short-term debt as of September 30, 2026 and March 31, 2026 was $778 million and $1.8 billion, respectively. As of September 30, 2026, this balance primarily consisted of $778 million of current portion of long-term debt, as detailed in the long-term debt table below. As of March 31, 2026, this balance primarily consisted of $796 million of current portion of long-term debt, as detailed in the long-term debt table below, and $1 billion outstanding under the Company’s revolving credit facility drawn in February 2026.

Debt

The following table presents the components of our long-term debt:

			September 30,	March 31,
(Dollars in millions)	Interest Rate	Maturity	2026	2026
Unsecured senior notes due 2026	2.05%	October 2026	$700	$700
Unsecured senior notes due 2028	2.70%	October 2028	500	500
Unsecured senior notes due 2029	7.80%	September 2029	600	—
Unsecured senior notes due 2031	3.15%	October 2031	650	650
Unsecured senior notes due 2032	7.875%	January 2032	400	—
Unsecured senior notes due 2034	6.35%(1)	February 2034	500	500
Unsecured senior notes due 2041	4.10%	October 2041	550	550
Finance lease and other obligations	6.33%(2)	2027-2032	186	204
			$4,086	$3,104
Less: Unamortized discount			9	4
Less: Unamortized debt issuance costs			19	12
Less: Current portion of long-term debt			778	796
Total long-term debt			$3,281	$2,293
(1)	Including the cross-currency swaps that the Company entered into subsequent to the issuance of the unsecured senior notes due 2034, the effective interest rate on such notes was approximately 3.84% at the time of issuance. For more information, see Note 7 – Financial Assets and Liabilities.
(2)	Weighted-average discount rate.

Contractual obligations of long-term debt outstanding at September 30, 2026, exclusive of finance lease obligations, are as follows:

(Dollars in millions)*	Principal
Year ending March 31:
2027 (remaining six months)	$700
2028	—
2029	500
2030	600
2031	—
Thereafter	2,100
Total	$3,900
*	Contractual obligations approximate scheduled repayments.

In February 2026, the Company borrowed $1 billion under a $3.15 billion multi-currency revolving credit agreement (“Revolving Credit Agreement”), which was repaid in full in September 2026, and there was no outstanding borrowings under the Revolving Credit Agreement as of September 30, 2026. Interest rates on borrowings are based on prevailing market interest rates, plus a margin, as further described in the Revolving Credit Agreement.

Notes to Consolidated Financial Statements (continued)

In September 2026, the Company completed a registered offering of $600 million aggregate principal amount of 7.800% senior unsecured notes due 2029 (the “2029 Notes”) and $400 million aggregate principal amount of 7.875% senior unsecured notes due 2032 (the “2032 Notes”). The Company received net proceeds of approximately $595 million from the issuance of the 2029 Notes and approximately $391 million from the issuance of the 2032 Notes, after deducting discounts and debt issuance costs. The interest rate payable on these notes will be subject to adjustment from time to time if any of Moody’s, S&P or Fitch downgrades (or subsequently upgrades) the debt rating applicable to these notes. The 2029 Notes and 2032 Notes are the Company’s senior unsecured obligations and rank equally in right of payment among themselves and with all of the Company’s other existing and future senior unsecured indebtedness. If measured at fair value in the consolidated financial statements, all of the Company’s senior unsecured notes would be classified as Level 1 in the fair value hierarchy. The 2029 Notes and the 2032 Notes are subject to customary affirmative covenants, negative covenants, and events of default for financings of this type and are redeemable at our option in a customary manner.

In October 2026, the Company repaid at maturity the $700 million aggregate principal amount of our 2.05% senior notes due 2026, which were outstanding as of September 30, 2026, using the net proceeds from the offering of 2029 and 2032 Notes described above.

In November 2026, the Company established a commercial paper program, under which we may issue short-term commercial paper notes from time to time of up to a maximum aggregate principal amount of $3.15 billion, with maturities of up to 397 days from the date of issue. The notes will be sold under customary terms in the commercial paper market. The proceeds from the issuance of any notes under the program will be used for general corporate purposes. The commercial paper program is backed by the revolving credit facility, and any commercial paper borrowings will reduce the available capacity under the Revolving Credit Agreement. The Company has not initiated any borrowings under this program.

The Company is in compliance with its debt covenants in all periods presented.

NOTE 11. COMMITMENTS AND CONTINGENCIES

The Company guarantees certain loans and financial commitments. The maximum potential future payment under these financial guarantees and the fair value of these guarantees recognized in the Consolidated Balance Sheet at September 30, 2026 and March 31, 2026 were not material. Additionally, the Company has contractual commitments that are noncancellable with certain software, hardware and cloud partners used in the delivery of services to customers. During the six months ended September 30, 2026, contractual commitments decreased due to satisfaction of existing commitments outpacing new additions.

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

Notes to Consolidated Financial Statements (continued)

Matters often develop over a long period of time and expectations can change as a result of new findings, rulings, appeals, settlements, legal or regulatory changes or other factors. From time to time, the Company may discontinue or settle matters as appropriate in the Company’s best interest.

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

Securities Litigation

In March 2026, a purported Company stockholder filed a putative class action in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers, alleging false and misleading statements in the Company’s disclosures. Following the appointment of a lead plaintiff, an amended complaint was filed in August 2026, and the defendants filed a motion to dismiss it in November 2026. The plaintiff seeks monetary damages and costs and expenses. The matter is ongoing and the Company cannot currently predict its final outcome.

Notes to Consolidated Financial Statements (continued)

NOTE 12. EQUITY

The following tables present reclassifications and taxes related to items of other comprehensive income (loss) for the three and six months ended September 30, 2026 and 2025:

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the three months ended September 30, 2026:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(7)	$—	$(7)
Unrealized gains (losses) on net investment hedges	(26)	—	(26)
Total foreign currency translation adjustments	$(33)	$—	$(33)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(3)	$—	$(3)
Reclassification of (gains) losses to net income	1	—	1
Total unrealized gains (losses) on cash flow hedges	$(2)	$—	$(2)
Retirement-related benefit plans:
Amortization of prior service costs (credits)	$2	$—	$1
Amortization of net (gains) losses	—	—	—
Total retirement-related benefit plans	$2	$(1)	$1
Other comprehensive income (loss)	$(33)	$—	$(34)

For the three months ended September 30, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(15)	$—	$(15)
Unrealized gains (losses) on net investment hedges	14	—	14
Total foreign currency translation adjustments	$(2)	$—	$(2)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$8	$—	$8
Reclassification of (gains) losses to net income	(1)	—	(1)
Total unrealized gains (losses) on cash flow hedges	$7	$—	$6
Retirement-related benefit plans – amortization of net (gains) losses	$3	$(1)	$2
Other comprehensive income (loss)	$8	$(1)	$7

Notes to Consolidated Financial Statements (continued)

	Pretax	Tax (Expense)	Net-of-Tax
(Dollars in millions)	Amount	Benefit	Amount
For the six months ended September 30, 2026:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$(23)	$—	$(23)
Unrealized gains (losses) on net investment hedges	(11)	—	(11)
Total foreign currency translation adjustments	$(35)	$—	$(35)
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$3	$—	$3
Reclassification of (gains) losses to net income	1	—	—
Total unrealized gains (losses) on cash flow hedges	$4	$—	$3
Retirement-related benefit plans:
Amortization of prior service costs (credits)	$3	$(1)	$2
Amortization of net (gains) losses	1	—	1
Total retirement-related benefit plans	$4	$(1)	$3
Other comprehensive income (loss)	$(27)	$(1)	$(28)

For the six months ended September 30, 2025:
Foreign currency translation adjustments:
Foreign currency translation adjustments	$207	$—	$207
Unrealized gains (losses) on net investment hedges	(138)	—	(138)
Total foreign currency translation adjustments	$69	$—	$69
Unrealized gains (losses) on cash flow hedges:
Unrealized gains (losses) arising during the period	$(2)	$—	$(2)
Reclassification of (gains) losses to net income	1	1	1
Total unrealized gains (losses) on cash flow hedges	$(1)	$1	$—
Retirement-related benefit plans – amortization of net (gains) losses	$5	$(2)	$4
Other comprehensive income (loss)	$73	$(1)	$72

Notes to Consolidated Financial Statements (continued)

The following tables present the components of accumulated other comprehensive income (loss), net of taxes:

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
July 1, 2026	$—	$(962)	$(106)	$(1,069)
Other comprehensive income (loss)	(2)	(33)	1	(34)
September 30, 2026	$(3)	$(995)	$(105)	$(1,103)

July 1, 2025	$(6)	$(945)	$(143)	$(1,094)
Other comprehensive income (loss)	6	(2)	2	7
September 30, 2025	$—	$(947)	$(142)	$(1,088)

	Net Unrealized	Foreign	Net Change	Accumulated
	Gain (Losses)	Currency	Retirement-	Other
	on Cash	Translation	Related	Comprehensive
(Dollars in millions)	Flow Hedges	Adjustments*	Benefit Plans	Income (Loss)
April 1, 2026	$(6)	$(961)	$(108)	$(1,074)
Other comprehensive income (loss)	3	(35)	3	(28)
September 30, 2026	$(3)	$(995)	$(105)	$(1,103)

April 1, 2025	$1	$(1,016)	$(145)	$(1,160)
Other comprehensive income (loss)	—	69	4	72
September 30, 2025	$—	$(947)	$(142)	$(1,088)

*	Foreign currency translation adjustments are presented gross except for any associated hedges, which are presented net of tax.

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

During the three and six months ended September 30, 2026, the Company repurchased 2.5 and 7.5 million shares of its common stock at an aggregate cost of $32 and $96 million, respectively, and during the three and six months ended September 30, 2025, the Company repurchased 2.9 and 4.6 million shares of its common stock at an aggregate cost of $89 and $154 million, respectively, under the Share Repurchase Program. As announced in September 2026, to preserve financial flexibility, the Company has temporarily paused its Share Repurchase Program. As of September 30, 2026, approximately $205 million of capacity remained available under the Share Repurchase Program.

Notes to Consolidated Financial Statements (continued)

NOTE 13. RETIREMENT-RELATED BENEFITS

The following table presents the components of net periodic pension cost for the defined benefit pension plans recognized in the Consolidated Income Statement for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Service cost	$8	$8	$16	$16
Interest cost*	16	15	33	29
Expected return on plan assets*	(16)	(16)	(32)	(31)
Amortization of prior service costs (credits)*	2	—	3	—
Recognized actuarial losses (gains)*	1	3	1	5
Net periodic pension cost	$11	$10	$21	$19

* These components of net periodic pension cost are included in Other expense (income) in the Consolidated Income Statement.

The components of net periodic benefit cost for the nonpension postretirement benefit plans and multi-employer plans recognized in the Consolidated Income Statement were not material for any period presented.

NOTE 14. WORKFORCE REBALANCING CHARGES

During the six months ended September 30, 2026, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency, which we expect to continue through the end of the fiscal year 2027 (the “Fiscal 2027 Actions”). We expect these actions will result in workforce rebalancing charges of approximately $200 million.

During the year ended March 31, 2026, the Company initiated actions to reduce our overall cost structure and increase our operating efficiency which continued through the end of the fiscal year 2026 (the “Fiscal 2026 Program”). The total charges incurred related to the Fiscal 2026 Program were $60 million.

The following table presents the segment breakout of charges incurred during the three and six months ended September 30, 2026 and 2025. These charges are recorded within workforce rebalancing charges on the Consolidated Income Statement.

	Three Months Ended		Six Months Ended		Costs Incurred to Date
	September 30,		September 30,		Fiscal 2027	Fiscal 2026
(Dollars in millions)	2026	2025	2026	2025	Actions	Program
United States	$3	$4	$24	$10	$24	$20
Japan	5	1	14	5	14	5
Principal Markets*	8	2	48	12	48	13
Strategic Markets*	22	12	104	18	104	22
Total charges	$38	$19	$190	$44	$190	$60
*	Kyndryl’s operations in India transitioned from Principal Markets to Strategic Markets in the quarter ended September 30, 2026; historical segment information has been recast to reflect this change.

Notes to Consolidated Financial Statements (continued)

The following table presents the components of and changes in our workforce rebalancing liabilities during the six months ended September 30, 2026. Workforce rebalancing liabilities are recorded within other liabilities in the Consolidated Balance Sheet.

	Workforce	Workforce
	Fiscal 2027	Fiscal 2026
(Dollars in millions)	Actions	Program*
Balance at March 31, 2026	$—	$4
Charges	190	—
Cash payments	(92)	(2)
Non-cash adjustments	(1)	—
Balance at September 30, 2026	$97	$2
*	The Fiscal 2026 Program balance excludes workforce rebalancing liabilities inherited from our former Parent of $10 million as of March 31, 2026. Current-year movement excludes cash payments of $2 million and ending balance of $8 million related to actions initiated by and inherited from our former Parent.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2026

Overview

Kyndryl is a leading provider of mission-critical enterprise technology services, offering advisory, implementation and managed service capabilities to thousands of customers in more than 60 countries. As the world’s largest IT infrastructure services provider, the Company designs, builds, manages and modernizes the complex information systems that the world depends on every day.

The Company is organized, managed and classified into four reportable segments by geography: United States, Japan, Principal Markets and Strategic Markets. For additional information on these segments, refer to Note 4 – Segments to our consolidated financial statements included elsewhere in this report. The Company made a minor change to its geographic reportable segments effective during the quarter ended September 30, 2026 to reflect how the Company manages its operations and measures business performance, transitioning the reporting and management of its operations in India from the Principal Markets segment to the Strategic Markets segment to strengthen coordination across the Asia Pacific region, outside of Japan. All historical reportable segment information has been recast to reflect this change.

Financial Performance Summary

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$3,651	$3,721	$7,269	$7,464
Revenue growth (GAAP)	(1.9)%	(1.4)%	(2.6)%	(0.7)%
Revenue growth in constant currency*	(0.8)%	(3.7)%	(2.1)%	(3.2)%
Net income	$59	$68	$4	$124
Adjusted EBITDA*	$699	$641	$1,211	$1,288
*	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. For definitions of these metrics and a reconciliation of adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, see “Segment Results” below.

	September 30,	March 31,
(Dollars in millions)	2026	2026
Assets	$11,866	$12,551
Liabilities	10,689	11,259
Equity	1,176	1,293

For the three months ended September 30, 2026, we reported $3.7 billion in revenue, a decrease of 1.9 percent, and 0.8 percent in constant currency, compared to the prior-year period. United States revenue increased 9.0 percent; Japan revenue decreased 4.6 percent, and in constant currency, revenue increased 2.9 percent; Principal Markets revenue decreased 6.1 percent, and decreased 4.8 percent in constant currency; and Strategic Markets revenue decreased 4.8 percent, and decreased 6.7 percent in constant currency, in each case compared to the three months ended September 30, 2025. Net income was $59 million in the three months ended September 30, 2026 compared to net income of $68 million in the three months ended September 30, 2025.

For the six months ended September 30, 2026, we reported $7.3 billion in revenue, a decrease of 2.6 percent, and a decrease of 2.1 percent in constant currency, compared to the prior-year period. United States revenue increased 6.8 percent; Japan revenue decreased 6.1 percent, and in constant currency, revenue increased 2.4 percent; Principal Markets revenue decreased 6.6 percent, and in constant currency, revenue decreased 6.8 percent; and Strategic Markets revenue decreased 4.0 percent, and decreased 6.8 percent in constant currency, in each case compared to the six months ended September 30, 2025. During the period, Kyndryl Consult and hyperscaler-related revenues grew and overall

Management Discussion (continued)

revenue trends improved as signings gained momentum. Customer decisions involving mission-critical systems remain complex amid the pace of technological innovation and regulatory uncertainty, and factor into the sales cycle timeline. Net income was $4 million in the six months ended September 30, 2026 compared to net income of $124 million in the six months ended September 30, 2025, driven by a $146 million increase in workforce rebalancing charges and a $38 million increase in impairment expense driven by the sale of a facility in the United States, partially offset by a $40 million gain from the sale of a wholly-owned digital solutions subsidiary in the Principal Markets segment (classified as a transaction-related benefit) in the current period.

Macro Dynamics

Global markets have continued to experience volatility in 2026, amid ongoing trade tensions and heightened macroeconomic uncertainties, driven by geopolitical developments and conflicts, concerns over changes in global trade policies and the imposition of import tariffs by the United States, reactions from other nations, proposed U.S. government spending reductions, and AI-related developments and opportunities in our customers’ industries. Increased economic uncertainty has impacted and may continue to impact the level and composition of global macroeconomic activity.

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

Acquisitions and Divestitures Update

In September, the Company completed its acquisition of Healthcare IT Leaders, an enterprise IT services provider serving hospitals and health systems across the United States, for up to $350 million, including a contingent performance-based earnout. For further information concerning our recent acquisitions and divestitures activity, see Note 8 – Acquisitions and Divestitures in the consolidated financial statements included elsewhere in this report.

Segment Results

The Company made a minor change to its geographic reportable segments effective during the quarter ended September 30, 2026 to reflect how the Company manages its operations and measures business performance, transitioning the reporting and management of its operations in India from the Principal Markets segment to the Strategic Markets segment to strengthen coordination across the Asia Pacific region, outside of Japan. All historical reportable segment information has been recast to reflect this change.

Management Discussion (continued)

The following table presents our reportable segments’ revenue and adjusted EBITDA for the three and six months ended September 30, 2026 and 2025. Segment revenue and revenue growth in constant currency exclude any transactions between the segments.

	Three Months Ended September 30,		Year-over-Year Change	Six Months Ended September 30,		Year-over-Year Change
(Dollars in millions)	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Revenue
United States	$980	$899	9.0%	$1,933	$1,810	6.8%
Japan	555	581	(4.6)%	1,089	1,160	(6.1)%
Principal Markets	1,177	1,254	(6.1)%	2,380	2,549	(6.6)%
Strategic Markets	939	987	(4.8)%	1,867	1,945	(4.0)%
Total revenue	$3,651	$3,721	(1.9)%	$7,269	$7,464	(2.6)%
Revenue growth in constant currency(1)	(0.8)%	(3.7)%		(2.1)%	(3.2)%
Adjusted EBITDA(1)
United States	$273	$195	40%	$493	$391	26%
Japan	108	123	(12)%	218	238	(8)%
Principal Markets	201	200	1%	346	391	(12)%
Strategic Markets	142	152	(7)%	210	322	(35)%
Corporate and other(2)	(26)	(28)	NM	(56)	(53)	NM
Total adjusted EBITDA(1)	$699	$641	9%	$1,211	$1,288	(6)%

NM – not meaningful

(1)	Revenue growth in constant currency and adjusted EBITDA are non-GAAP financial metrics. See the information below for definitions of these metrics and a reconciliation of adjusted EBITDA to net income.
(2)	Represents net amounts not allocated to segments.

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

Additionally, management uses adjusted EBITDA to evaluate our performance. Adjusted EBITDA is a non-GAAP measure and defined as net income excluding income taxes, interest expense, depreciation of property, equipment and capitalized software, amortization of transition costs and prepaid software, amortization of acquisition-related intangible assets, charges related to ceasing to use leased/fixed assets, charges related to lease terminations, transaction-related costs and benefits, pension expenses other than pension servicing costs and multi-employer plan costs, stock-based compensation expense, impairment expense, significant litigation costs and benefits, and currency impacts of highly inflationary countries. We believe that adjusted EBITDA is a helpful supplemental measure to assist investors in evaluating our operating results as it excludes certain items whose fluctuation from period to period does not necessarily correspond to changes in the operations of our business.

These disclosures are provided in addition to and not as a substitute for the percentage change in revenue and profit or loss measures on a U.S. GAAP basis compared to the corresponding period in the prior year. Other companies

Management Discussion (continued)

may calculate and define similarly labeled items differently, which may limit the usefulness of these measures for comparative purposes.

The following table provides a reconciliation of U.S. GAAP net income to adjusted EBITDA:

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net income	$59	$68	$4	$124
Provision for income taxes	53	30	39	66
Interest expense	37	20	71	39
Depreciation of property, equipment and capitalized software	189	193	372	384
Amortization of transition costs and prepaid software(1)	323	306	655	613
Amortization of acquisition-related intangible assets(1)	6	7	13	14
Transaction-related costs (benefits)	3	—	(36)	—
Stock-based compensation expense	22	26	43	50
Impairment expense	—	—	38	—
Other adjustments(2)	7	(9)	12	(4)
Adjusted EBITDA (non-GAAP)	$699	$641	$1,211	$1,288
(1)	Amounts have been recast to conform to current period presentation.
(2)	Other adjustments represent pension expenses other than pension servicing costs and multi-employer plan costs, significant litigation costs and benefits, and currency impacts of highly inflationary countries.

United States

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$980	$899	$1,933	$1,810
Revenue year-over-year change	9.0%	(6.3)%	6.8%	(7.0)%
Adjusted EBITDA	$273	$195	$493	$391
Adjusted EBITDA year-over-year change	40%		26%

For the three months ended September 30, 2026, United States revenue of $980 million increased 9.0 percent compared to the prior-year quarter, primarily driven by higher revenue from recent signings and additional resource usage under managed services contracts, and included the resolution of a commercial matter which contributed 3 points of growth in revenue. Adjusted EBITDA increased $78 million from the prior-year quarter, driven by the higher revenue and progress on our key initiatives to drive operating efficiencies, as well as the resolution of a commercial matter, which contributed 15 points of growth.

For the six months ended September 30, 2026, United States revenue of $1.9 billion increased 6.8 percent compared to the prior-year period, driven by higher revenue from recent signings. Adjusted EBITDA increased $102 million from the prior-year period, driven by the higher revenue and progress on our key initiatives to drive operating efficiencies, partially offset by a $14 million increase in workforce rebalancing charges.

Management Discussion (continued)

Japan

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$555	$581	$1,089	$1,160
Revenue year-over-year change	(4.6)%	(3.8)%	(6.1)%	(1.2)%
Revenue growth in constant currency	2.9%	(4.6)%	2.4%	(5.2)%
Adjusted EBITDA	$108	$123	$218	$238
Adjusted EBITDA year-over-year change	(12)%		(8)%

For the three months ended September 30, 2026, Japan revenue of $555 million decreased 4.6 percent and included a 7.5-point impact from currency. Revenue growth in constant currency of 2.9 percent was primarily driven by higher revenue in Kyndryl Consult. Adjusted EBITDA decreased $15 million from the prior-year quarter, driven by lower revenue and a $4 million increase in workforce rebalancing charges.

For the six months ended September 30, 2026, Japan revenue of $1.1 billion decreased 6.1 percent and included an 8.5-point impact from currency. Revenue growth in constant currency of 2.4 percent was primarily driven by higher revenue from recent signings. Adjusted EBITDA decreased $20 million from the prior-year period, driven by lower revenue and a $9 million increase in workforce rebalancing charges.

Principal Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$1,177	$1,254	$2,380	$2,549
Revenue year-over-year change	(6.1)%	1.3%	(6.6)%	2.2%
Revenue growth in constant currency	(4.8)%	(3.8)%	(6.8)%	(2.1)%
Adjusted EBITDA	$201	$200	$346	$391
Adjusted EBITDA year-over-year change	1%		(12)%

For the three months ended September 30, 2026, Principal Markets revenue of $1.2 billion decreased 6.1 percent, and decreased 4.8 percent in constant currency, compared to the prior-year quarter, which primarily reflects the completion of lower-margin customer projects and contracts. Adjusted EBITDA increased $1 million from the prior-year quarter.

For the six months ended September 30, 2026, Principal Markets revenue of $2.4 billion decreased 6.6 percent compared to the prior-year period, which primarily reflects the completion of lower-margin customer projects and contracts. Adjusted EBITDA decreased $45 million from the prior-year period, primarily driven by a $36 million increase in workforce rebalancing charges and lower revenue.

Strategic Markets

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Revenue	$939	$987	$1,867	$1,945
Revenue year-over-year change	(4.8)%	1.6%	(4.0)%	2.5%
Revenue growth in constant currency	(6.7)%	(0.4)%	(6.8)%	0.6%
Adjusted EBITDA	$142	$152	$210	$322
Adjusted EBITDA year-over-year change	(7)%		(35)%

For the three months ended September 30, 2026, Strategic Markets revenue of $939 million decreased 4.8 percent and included a 1.9-point impact from currency. Revenue decreased 6.7 percent in constant currency, compared

Management Discussion (continued)

to the prior-year quarter, primarily driven by the completion of customer projects and contracts. Adjusted EBITDA decreased $10 million from the prior-year quarter, primarily driven by progress on our key initiatives to drive operating efficiencies.

For the six months ended September 30, 2026, Strategic Markets revenue of $1.9 billion decreased 4.0 percent and included a 2.8-point impact from currency. Revenue decreased 6.8 percent in constant currency, compared to the prior-year period, primarily driven by the completion of customer projects and contracts. Adjusted EBITDA decreased $112 million from the prior-year period, driven by an $86 million increase in workforce rebalancing charges and lower revenue.

Corporate and Other

Corporate and other was a net expense of $26 million in the three months ended September 30, 2026, compared to $28 million in the three months ended September 30, 2025. Corporate and other was a net expense of $56 million in the six months ended September 30, 2026, compared to $53 million in the six months ended September 30, 2025.

Costs and Expenses

	Three Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$3,651	$3,721	100.0%	100.0%	(1.9)%
Cost of services	2,794	2,920	76.5%	78.5%	(4)%
Selling, general and administrative expenses	669	659	18.3%	17.7%	2%
Workforce rebalancing charges	38	19	1.0%	0.5%	100%
Transaction-related costs (benefits)	3	—	0.1%	0.0%	NM
Interest expense	37	20	1.0%	0.5%	87%
Other expense (income)	(1)	5	0.0%	0.1%	NM
Income before income taxes	$112	$98

NM – not meaningful

Cost of services was 76.5% of revenue in the three months ended September 30, 2026, compared to 78.5% in the three months ended September 30, 2025, driven by progress on our key initiatives to drive operating efficiencies. Selling, general and administrative expenses were 18.3% of revenue in the three months ended September 30, 2026 compared to 17.7% in the prior-year quarter, driven by lower revenue. Workforce rebalancing charges were 1.0% of revenue in the three months ended September 30, 2026 compared to 0.5% of revenue in the prior-year quarter. Interest expense was 1.0% of revenue in the three months ended September 30, 2026 compared to 0.5% in the prior-year quarter, driven by interest on borrowings drawn under our Revolving Credit Agreement in February 2026.

Management Discussion (continued)

	Six Months Ended September 30,		Percent of Revenue		Change
(Dollars in millions)	2026	2025	2026	2025	2026 vs. 2025
Revenue	$7,269	$7,464	100.0%	100.0%	(2.6)%
Cost of services	5,636	5,867	77.5%	78.6%	(4)%
Selling, general and administrative expenses	1,337	1,305	18.4%	17.5%	3%
Workforce rebalancing charges	190	44	2.6%	0.6%	328%
Transaction-related costs (benefits)	(36)	—	(0.5)%	0.0%	NM
Impairment expense	38	—	0.5%	0.0%	NM
Interest expense	71	39	1.0%	0.5%	81%
Other expense (income)	(11)	18	(0.1)%	0.2%	NM
Income before income taxes	$43	$190

NM – not meaningful

Cost of services was 77.5% of revenue in the six months ended September 30, 2026, compared to 78.6% in the six months ended September 30, 2025, driven by progress on our key initiatives to drive operating efficiencies. Selling, general and administrative expenses were 18.4% of revenue in the six months ended September 30, 2026 compared to 17.5% in the prior-year period, driven by lower revenue and increased expenses to support future growth. Workforce rebalancing charges were 2.6% of revenue in the six months ended September 30, 2026 compared to 0.6% of revenue in the prior-year period. Transaction-related costs (benefits) were (0.5)% of revenue in the six months ended September 30, 2026 due to a $40 million gain from the sale of a wholly-owned digital solutions subsidiary in the Principal Markets segment. Impairment expense was 0.5.% of revenue in the six months ended September 30, 2026 driven by the sale of a facility in the United States. Interest expense was 1.0% of revenue in the six months ended September 30, 2026 compared to 0.5% in the prior-year period, driven by interest on borrowings drawn under our Revolving Credit Agreement in February 2026. Other expense (income) was (0.1)% of revenue in the six months ended September 30, 2026, which was driven by net exchange gains, compared to 0.2% of revenue in the six months ended September 30, 2025, which was driven by net exchange losses.

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

Workforce Rebalancing Charges

Fiscal 2027 Actions

During the six months ended September 30, 2026, management initiated actions to reduce the Company’s overall cost structure and enhance operating efficiency. As a result of these actions, the Company recorded workforce rebalancing charges of $38 million and $190 million for the three and six months ended September 30, 2026, respectively.

Total cash outlays for this program are expected to be approximately $200 million, of which approximately $92 million has been paid through September 30, 2026, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll and related expenses included in Cost of services and Selling, general and administrative expenses, by approximately $400 to $500 million. There can be no guarantee that we will achieve our expected savings.

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

Total cash outlays for this program are expected to be approximately $60 million, of which approximately $58 million has been paid through September 30, 2026, and the remainder is expected to be paid thereafter. Management expects that these workforce rebalancing activities will reduce annual payroll costs and related expenses by more than $100 million in fiscal year 2027. There can be no guarantee that we will achieve our expected cost savings.

Income Taxes

The provision for income taxes for the three months ended September 30, 2026 was $53 million, compared to $30 million for the three months ended September 30, 2025. The provision for income taxes for the six months ended September 30, 2026 was $39 million, compared to $66 million for the six months ended September 30, 2025. The income tax expense was primarily attributable to taxes on foreign operations, uncertain tax positions, and valuation allowances recorded in certain jurisdictions. For the six months ended September 30, 2026, income tax expense was additionally impacted by the finalization of the prior-year income tax returns.

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

The Company is engaged in various tax matters in multiple jurisdictions that remain subject to examination, negotiation, or other administrative proceedings. It is reasonably possible that the amount of unrecognized tax benefits associated with these matters could significantly increase or decrease within the next twelve months as these matters progress. However, due to the uncertainty surrounding the timing and ultimate resolution of these matters, the Company cannot reasonably estimate the range of any potential change at this time.

Financial Position Dynamics

Total assets of $11.9 billion decreased by $686 million (and decreased by $668 million adjusted for currency) from March 31, 2026, primarily driven by a decrease in cash and cash equivalents of $964 million mainly due to cash used in operating activities of $137 million, cash used in investing activities of $568 million, and cash used in financing activities of $242 million. This was partially offset by an increase in goodwill of $133 million and an increase in intangible assets of $162 million due to the acquisition of Healthcare IT Leaders.

Management Discussion (continued)

Total liabilities of $10.7 billion decreased by $569 million (and decreased by $570 million adjusted for currency) from March 31, 2026, primarily driven by a decrease in accounts payable of $352 million primarily due to annual and multi-year software subscription and renewal payments.

Total equity of $1.2 billion decreased by $116 million from March 31, 2026, principally due to $96 million of share repurchases under our Share Repurchase Program.

Liquidity and Capital Resources

We believe that our existing cash and cash equivalents, together with access to the capital markets, our revolving credit facility and other available methods of debt financing, such as commercial paper borrowings, will be sufficient to meet our anticipated operating cash needs, and to fund our planned capital investments and debt maturities for at least the next twelve months. As of September 30, 2026, we had cash and cash equivalents of approximately $1.7 billion and $3.15 billion in available borrowing capacity under our revolving credit facility.

Our principal ongoing cash requirements include operating expenses, income taxes, debt service payments and capital expenditures, and may include discretionary debt repayments, business acquisitions and stock repurchases. Our primary sources of liquidity include available cash and cash equivalents, cash from operations and proceeds obtained from long-term debt. Additionally, we have access to incremental liquidity, if needed, through borrowings under our revolving credit facility to manage our working capital and investment needs, as well as access to the capital markets. In November 2026, we established a commercial paper program, backstopped by our revolving credit facility, under which we may issue short-term commercial paper notes from time to time, supplementing and further diversifying our sources of liquidity and providing additional flexibility to manage our short-term funding needs.

Our capital allocation priorities are focused on financial flexibility with strong liquidity, including to invest in strategic growth initiatives and maintaining our investment-grade ratings. Consistent with these priorities, in September 2026, we completed the acquisition of Healthcare IT Leaders with cash on hand and temporarily paused our stock repurchase program to preserve financial flexibility. We also completed a $1 billion registered offering of 3- and 5-year notes in September 2026, using the net proceeds to repay debt and extending our debt maturity profile.

Together, these decisions reflect our disciplined approach to managing our capital structure and support our liquidity. Our cash provided from operating activities is somewhat impacted by seasonality. Working capital needs are generally highest in our first quarter due to multi-year renewals and annual and biannual payments, such as prepaid software subscriptions and incentive payments. On a continuing basis, we also consider various transactions to increase stockholder value and enhance our business results, including acquisitions and divestitures, as well as productivity and other efficiency initiatives, that may result in future cash proceeds or payments.

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

Management Discussion (continued)

Cash Flow

Our cash flows from operating, investing and financing activities are summarized in the table below.

	Six Months Ended September 30,
(Dollars in millions)	2026	2025
Net cash provided by (used in):
Operating activities	$(137)	$22
Investing activities	(568)	(196)
Financing activities	(242)	(310)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	30
Net change in cash, cash equivalents and restricted cash	$(953)	$(453)

Net cash used by operating activities was $137 million in the six months ended September 30, 2026, which primarily reflects payments for multi-year renewals and annual prepaid software subscriptions and incentive compensation payments. This compares to cash provided by operating activities of $22 million in the prior-year period. The year-over-year decrease in cash provided by in operating activities is mainly due to the timing of working capital, including higher software payments of $187 million, primarily for multi-year renewals and annual prepaid software subscriptions, and the timing of advance customer billings of $92 million and higher workforce rebalancing payments of $51 million, partially offset by lower annual incentive compensation payments in the current year of $187 million.

Net cash used in investing activities was $568 million in the six months ended September 30, 2026, compared to $196 million in the prior-year period, primarily due to a $307 million use of cash for the acquisition of Healthcare IT Leaders, partially offset by $31 million net cash proceeds from the sale of a wholly-owned digital solutions subsidiary in the Principal Markets segment.

Net cash used in financing activities was $242 million in the six months ended September 30, 2026, compared to $310 million in the prior-year period, mainly due to proceeds from issuance of debt, net of debt issuance costs of $986 million, lower shares repurchased to settle tax withholdings related to the vesting of stock-based awards of $69 million, and lower common stock repurchases of $54 million, partially offset by repayment of the revolving credit facility of $1.0 billion and higher debt repayments of $18 million.

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

In September 2026, we completed a registered offering of $600 million aggregate principal amount of 7.80% senior unsecured notes due 2029 (the “2029 Notes”) and $400 million aggregate principal amount of 7.875% senior unsecured notes due 2032 (the “2032 Notes”). We received net proceeds of approximately $595 million from the issuance of the 2029 Notes and approximately $391 million from the issuance of the 2032 Notes, after deducting

Management Discussion (continued)

discounts and debt issuance costs. The interest rate payable on these notes will be subject to adjustment from time to time if any of Moody’s, S&P or Fitch downgrades (or subsequently upgrades) the debt rating applicable to these notes. The 2029 Notes and 2032 Notes are the Company’s senior unsecured obligations and rank equally in right of payment among themselves and with all of the Company’s other existing and future senior unsecured indebtedness.

The Initial Notes, the 2029 Notes, the 2032 Notes and the 2034 Notes are subject to customary affirmative covenants, negative covenants and events of default for financings of this type and are redeemable at our option in a customary manner.

In October 2026, we repaid at maturity the $700 million aggregate principal amount of our 2.05% senior notes due 2026, which were outstanding as of September 30, 2026, using the net proceeds from the offerings of the 2029 and 2032 Notes.

Commercial Paper Program

In November 2026, the Company established a commercial paper program, under which we may issue short-term paper notes from time to time of up to a maximum aggregate principal amount of $3.15 billion, with maturities of up to 397 days from the date of issue. The notes will be sold under customary terms in the commercial paper market. The proceeds from the issuance of any notes under the program will be used for general corporate purposes. The commercial paper program is backed by the revolving credit facility, and any commercial paper borrowings will reduce the available capacity under the Revolving Credit Agreement. The Company has not initiated any borrowings under this program.

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

In February 2026, the Company borrowed $1 billion under the Revolving Credit Agreement, which was repaid in full in September, and there was no outstanding borrowing under the Revolving Credit Agreement as of September 30, 2026.

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

Transfers of Financial Assets

The Company has entered into arrangements with third-party financial institutions to sell certain financial assets (primarily accounts receivables) without recourse. The Company has determined these are true sales. The carrying value of the financial asset sold is derecognized, and a net gain or loss on the sale is recognized, at the time of the transfer. The first agreement, which was executed in November 2021 and subsequently amended, enabled us to sell certain of our accounts receivables to the counterparty. This agreement includes a $600 million committed facility and an incremental $200 million uncommitted facility that is subject to the counterparty’s sole discretion to purchase incremental amounts. This agreement was amended in August 2026 to extend the expiration date from April 2027 to October 2027, after which the agreement automatically resets to a term of 18 months after every six months, unless either party elects not to extend. We have also entered into additional agreements with a separate third-party financial institution that enable us to sell

Management Discussion (continued)

receivables. These agreements were first executed in June 2022 and subsequently amended to renew automatically every 18 months, unless either party elects not to extend. These facilities are committed for up to approximately $160 million as of September 30, 2026. In aggregate, we have committed facilities of up to approximately $760 million as of September 30, 2026.

The net proceeds from these arrangements are reflected as cash provided by operating activities in the Consolidated Statement of Cash Flows. Gross proceeds from receivables sold to third parties under the aforementioned programs were $539 million and $1.1 billion for the three and six months ended September 30, 2026, respectively, and $563 million and $1.2 billion for the three and six months ended September 30, 2025, respectively. The fees associated with the transfers of receivables were $5 million and $9 million for the three and six months ended September 30, 2026, and were $5 million and $10 million for the three and six months ended September 30, 2025, respectively.

Of the receivables sold and derecognized from the Consolidated Balance Sheet, $0.8 billion and $0.9 billion remained uncollected from customers at September 30, 2026 and March 31, 2026, respectively. Overall, the declining balances of sold receivables have been primarily driven by factoring of receivables from pre-spin customer contracts that gave certain customers extended payment terms. As we have transitioned to new signings, including with existing customers, fewer customers have used extended payment terms, which has caused these balances in the aggregate to continue to decline.

Supplier Financing Program

In the year ended March 31, 2024, the Company initiated a supplier financing program with a third-party financial institution under which the Company agrees to pay the financial institution the stated amounts of invoices from participating suppliers on the originally invoiced due date, which have an average term of 90 to 120 days. The financial institution offers earlier payment of the invoices at the sole discretion of the supplier for a discounted amount. The Company does not provide secured legal assets or other forms of guarantees under the arrangements. The Company or the financial institution may terminate the agreement upon at least 180 days’ notice. The Company’s obligations under this program continue to be recognized as accounts payable in the Consolidated Balance Sheet. The obligations outstanding under this program at September 30, 2026 and March 31, 2026 were immaterial.

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

During the three and six months ended September 30, 2026, the Company repurchased 2.5 and 7.5 million shares of its common stock at an aggregate cost of $32 and $96 million, respectively, and during the three and six months ended September 30, 2025, the Company repurchased 2.9 and 4.6 million shares of its common stock at an aggregate cost of $89 and $154 million, respectively, under the Share Repurchase Program. As announced in September 2026, to preserve financial flexibility, the Company has temporarily paused its Share Repurchase Program. As of September 30, 2026, approximately $205 million of capacity remained available under the Share Repurchase Program.

Management Discussion (continued)

Other Information

Signings

The following table presents the Company’s signings for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Six Months Ended September 30,
(Dollars in billions)	2026	2025	2026	2025
Total signings	$4.1	$2.8	$8.0	$6.0

Signings increased by $1.3 billion in the three months ended September 30, 2026, or 46%, compared to the prior-year quarter, with year-over-year increases in Japan, Principal Markets and Strategic Markets segments. Signings increased by $2.0 billion in the six months ended September 30, 2026, or 33%, compared to the prior-year period, with year-over-year increases in each segment. Management uses signings to monitor the performance of the business, as a measure of customer engagement and our ability to drive growth. There are no third-party standards or requirements governing the calculation of signings. We define signings as an initial estimate of the value of a customer’s commitment under a contract. The calculation involves estimates and judgments to gauge the extent of a customer’s commitment, including the type and duration of the agreement and the presence of termination charges or wind-down costs. Contract extensions and increases in scope are treated as signings only to the extent of the incremental new value. Signings can vary over time due to a variety of factors including, but not limited to, the timing of signing a small number of larger outsourcing contracts as well as the length of those contracts. Signings should not be considered a comprehensive measure of future revenue, and the conversion of signings into revenue may vary based on the types of services and solutions, customer decisions and other factors, which may include, but are not limited to, the macroeconomic environment or external events.

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

Management Discussion (continued)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026, the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting described below.

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

Remediation Plan

On February 5, 2026, the Company appointed an Interim Chief Financial Officer, Interim General Counsel and Interim Corporate Controller. In addition, the Company has appointed Andrew Bonzani as General Counsel and Secretary effective as of July 6, 2026, and Ellen Johnson as Chief Financial Officer effective as of August 6, 2026. As previously described in Part II, Item 9A of the Company’s 2026 Form 10-K, with oversight from the Audit Committee of our Board, management developed a comprehensive remediation plan, including continued focus on strengthening the Company’s control environment and disclosure processes. In the second quarter of fiscal 2027, management completed the design and implementation of enhanced controls to address the material weaknesses, and is now testing the operating effectiveness of such controls. The Company’s enhancements to its internal control over financial reporting notably include:

●	enhanced disclosure controls and procedures related to communication and information sharing ‒ by developing a more detailed reporting and internal review processes, evaluating and integrating opportunities for enhancement in our periodic disclosure processes, and formalizing forums, including additional meetings as appropriate, to facilitate enhanced information sharing across several functions and with senior leadership, as well as with the Chief Executive Officer, the Audit Committee and the Board, including enhancing controls concerning information communicated regarding the application of the Company’s cash management practices;
●	enhanced existing Disclosure Committee responsibilities and processes ‒ by updating the Disclosure Committee Charter to reflect enhancements to the committee composition and roles, facilitating additional discussions, conducting incremental training on the purpose and responsibilities of the Disclosure Committee and related subcertifications, and enhancing the subcertification process;
●	enhanced training program ‒ by providing updated training on, and instituting future periodic training sessions regarding, disclosure controls and procedures and internal control over financial reporting and requirements under the Sarbanes-Oxley Act of 2002, including training courses on applicable federal securities laws for members of management and other personnel; and
●	implemented enhancements to the controls, policies, procedures and trainings related to the Company’s reporting hotline process ‒ including related to the evaluation and escalation to the Company’s Audit Committee of certain reports made through the hotline and certain other available reporting channels.

The Company has devoted substantial resources to, and continues to work diligently on, executing its remediation plan, and expects to remediate the material weaknesses as of March 31, 2027, on which it will report in its fiscal year 2027 annual report on Form 10-K. Management is actively engaged and believes that the remediation plan will address the deficiencies described above; however, deficiencies will not be considered fully remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management will continue to monitor the design and effectiveness of these and other processes, procedures and controls and make further changes as appropriate. The remediation is subject to ongoing management review, as well as oversight by the Audit Committee of our Board.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation of the deficiencies described above, there has been no change in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the Company’s last fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our common stock repurchases during the three months ended September 30, 2026 is set forth in the table below.

Period	Total Number of Shares Repurchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 - 31	1,786,936	$12.38	1,786,936	$216
August 1 - 31	729,474	13.87	729,474	205
September 1 - 30	—		—	205
Total	2,516,410		2,516,410
(a)	All shares were repurchased in open market transactions pursuant to the Share Repurchase Program authorized by our Board of Directors, of which $300 million was publicly announced on November 21, 2024, and an additional $400 million was publicly announced on November 4, 2025. As announced in September 2026, to preserve financial flexibility, the Company has temporarily paused its Share Repurchase Program. The Share Repurchase Program does not have a set expiration date and may be suspended, modified or discontinued at any time without prior notice. Amounts shown herein exclude common stock repurchases to settle tax withholdings related to the vesting of stock-based awards. See further description of the Share Repurchase Program in “Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources— Share Repurchase Program.”

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined in Item 408 of Regulation S-K.

In November 2026, the Company established a commercial paper program, under which we may issue short-term paper notes from time to time of up to a maximum aggregate principal amount of $3.15 billion, with maturities of up to 397 days from the date of issue. The notes will be sold under customary terms in the commercial paper market. The proceeds from the issuance of any notes under the program will be used for general corporate purposes. The commercial paper program will be backed by the revolving credit facility, and any commercial paper borrowings will reduce the available capacity under the Revolving Credit Agreement. The Company has not initiated any borrowings under this program.

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

4.1

Third Supplemental Indenture, dated as of September 28, 2026, between Kyndryl Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including form of note, was filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on September 28, 2026, and is hereby incorporated by reference.

4.2

Fourth Supplemental Indenture, dated as of September 28, 2026, between Kyndryl Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, including form of note, was filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on September 28, 2026, and is hereby incorporated by reference.

10.1	Amended and Restated Kyndryl 2021 Long-Term Performance Plan was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 31, 2026, and is hereby incorporated by reference.
10.2	Seventh Amendment to Amended and Restated Receivable Purchase Agreement, dated August 7, 2026, by and among Banco Santander S.A., Kyndryl, Inc. and the registrant (filed herewith)
10.3

Kyndryl 2026 Employment Inducement Equity Incentive Plan (“Inducement Equity Plan”) (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form S-8 filed on August 5, 2026).

10.4	Form of Inducement Equity Plan equity award agreement for performance share units (filed herewith)
10.5	Form of Inducement Equity Plan award agreement for restricted stock units (filed herewith)
10.6	Form of Inducement Equity Plan award agreement for retention restricted stock units (filed herewith)
31.1	Certification of principal executive officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of principal executive officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
32.2	Certification of principal financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document – the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

Kyndryl Holdings, Inc.
(Registrant)

Date:	November 4, 2026
		By:	/s/ Ellen Johnson

Ellen Johnson Chief Financial Officer (Principal Financial Officer and Authorized Signatory)